Form 10-K
period 2014-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2015-02-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER: 000-55327

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 River Ridge Road Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

(617) 863-5500

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any domestic exchange or over-the-counter market. The registrant’s common stock began trading on the Over-the-Counter Markets on October 24, 2014. As of February 2, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $39,376,913.00, based on the closing price of the registrant’s common stock on February 2, 2015.

As of February 2, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 25,941,175.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

1

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

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

Item 1.	BUSINESS

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, life-threating inflammatory-fibrotic diseases with clear unmet medical needs. Our product Resunab™, or Resunab, is a novel oral anti-inflammatory drug that is expected to commence Phase-IIa clinical trials for the treatment of cystic fibrosis, or CF, and scleroderma pending U.S. Food and Drug Administration, or FDA, approval of the Investigational New Drug Application for Resunab, which was filed with the scleroderma clinical protocol on February 5, 2015. During the second quarter of 2015, we plan to submit to the FDA under the Resunab IND an additional clinical protocol for cystic fibrosis. We expect to commence clinical studies for both the scleroderma and cystic fibrosis indications during the second quarter of 2015.

Corbus Pharmaceuticals Inc. (formerly known as JB Therapeutics Inc.), was incorporated on April 24, 2009 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics Inc. completed a merger with Corbus Pharmaceuticals Holdings Inc. and changed its name to Corbus Pharmaceuticals, Inc. Upon the consummation of the merger, Corbus Pharmaceuticals, Inc. became a wholly owned subsidiary of Corbus Pharmaceuticals Holdings, Inc., or Corbus, which continues to operate the business of Corbus Pharmaceuticals, Inc. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included completing pre-clinical studies, the development of manufacturing methods and manufacturing of our lead drug Resunab for clinical trials and the design of clinical protocols for human clinical studies.

Inflammation is a natural defense mechanism carried out by our immune system to protect our bodies from infection and injury. However, under certain circumstances inflammation once triggered is unable to be resolved, resulting in a chronic inflammatory disease. Since each organ in the body is capable of protecting itself from infection and injury by recruiting inflammatory cells to its site, each organ has the potential to suffer from excessive inflammation leading to inflammatory diseases that may cause discomfort, pain, loss of organ function, disability or even death. There are hundreds of inflammatory diseases, many of which are chronic, life-long and incurable.

A key aspect of the body’s inflammatory response is the recruitment of inflammatory cells to the site of tissue infection/injury whereupon these cells act to destroy the infection and/or repair tissue damage. The signaling pathway that modulates the inflammatory response involves the production of bioactive lipids termed eicosanoids by the enzymes cyclooxygenase, or COX, and lysyl oxidase, or LOX, resulting in pro-inflammatory mediators as shown in the Figure 1 below. These mediators trigger the activation and maintenance of a cellular inflammatory state resulting in the further generation of pro-inflammatory mediators termed cytokines. This fundamental pathway is involved in a wide spectrum of inflammatory diseases.

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

Resunab is a synthetic, rationally designed oral small molecule that selectively binds to CB2 receptors found on immune cells. The CB2 receptor plays a natural role in modulating and resolving inflammation by, in effect, turning inflammation “off.” Through activation of CB2, Resunab stimulates the production of anti-inflammatory mediators and causes a concomitant reduction in pro-inflammatory mediators and cytokines. Because it acts through this natural resolving pathway, Resunab offers a new mechanism to potentially treat a wide spectrum of chronic inflammatory diseases in which the resolution of inflammation (the “off” switch) fails to occur.

Figure 1: The ON and OFF cellular inflammatory pathways

In many chronic diseases, unresolved inflammation causes progressive damage to tissues and organs resulting in excessive tissue scarring, or fibrosis, that leads to organ failure and death. Examples of such chronic diseases include cystic fibrosis, scleroderma, liver cirrhosis and non-alcoholic steatohepatitis, or NASH, chronic kidney disease, muscular dystrophies, rheumatoid arthritis, systemic lupus erythematosus and myositis. Resunab has demonstrated pre-clinical efficacy in a number of inflammatory and fibrotic disease animal models. In inflammatory models it was shown to reduce the migration of inflammatory cells into the site of inflammation, stimulate the production of the resolving (“anti-inflammatory”) eicosanoids, and down-regulate and reduce pro-inflammatory mediators and cytokines. In fibrosis models it was shown to reduce tissue collagen production, tissue fibrosis, stimulate the production of the resolving (“anti-inflammatory”) eicosanoids and reduce the pro-fibrotic cytokine TGF-beta. The net result is that Resunab—through activation of CB2—triggers a natural inflammatory resolution pathway and is therefore expected to offer a new and promising mechanism for the potential treatment of chronic inflammation and fibrosis.

Our Pipeline

The development status of Resunab is summarized below:

Figure 2: Drug developmental pipeline

Market Opportunity in Inflammatory Diseases

The term “inflammatory diseases” applies to a family of diseases and conditions comprised of hundreds of distinct diseases. These include autoimmune diseases, allergies, reactions to infections and tissue breakdown, hereditary diseases as well as diseases of unknown etiology. Names of inflammatory diseases typically have the suffix” “its” (e.g. bronchitis, appendicitis, dermatitis) but many others do not (e.g. cystic fibrosis, scleroderma, asthma, psoriasis, lupus, etc.).

While some inflammatory diseases are very common (17% of the U.S. population suffers from eczema, 10% suffers from asthma, for example), our initial focus is on a large subset of serious chronic inflammatory diseases that are rare and have no effective treatment. These diseases are categorized as “orphan diseases”, meaning they affect no more than 200,000 patients, each, in the U.S. Examples include cystic fibrosis, systemic scleroderma, polymyositis, dermatomyositis, primary biliary cirrhosis, pemphigus and idiopathic pulmonary fibrosis.

Markets for Resunab

Cystic Fibrosis

According to the Cystic Fibrosis Foundation, 30,000 Americans and 70,000 people worldwide suffer from CF. It is an incurable genetic pulmonary disorder characterized by the accumulation of thick, viscous secretions in the lungs. This, in turn, leads to a chronic underlying inflammation that leads to persistent bacterial infection that then causes excessive inflammation and fibrosis . Consequently, the cystic fibrosis airway is exposed to a vicious cycle of obstruction, infection, and inflammation, all intimately linked. Airway inflammation begins early in the disease course, sometimes in infants as young as four weeks old. The inflammatory process persists throughout the patient’s life and, if left unchecked, irreversibly damages the airways, leading to bronchiectasis and progressive decline in lung function. Gradual deterioration in breathing capacity eventually results in death with current life expectancy of approximately 40 years.

Figure 3: Factors involved in cystic fibrosis progression

Cystic fibrosis is caused by a mutation in the gene Cystic Fibrosis Transmembrane Conductance Regulator, or CFTR. The defective CFTR gene results in a chloride ion transport, leading to chronic pulmonary inflammation associated with excess mucus secretion very early in the lives of these affected patients. This chronic pulmonary inflammation damages the lung tissue and provides a fertile environment for bacteria to grow, leading to chronic bacterial infections in the lungs. This chronic infection then further exacerbates inflammation and leads to fibrosis (scarring) of the lung tissue that results in a gradual decrease in lung capacity finally resulting in death from pulmonary incapacity.

In January 2012, Vertex (Nasdaq:VRTX) launched Kalydeco™, or Kalydeco, the first ever CF drug specifically targeting the underlying genetic defect in the CFTR ion channel. Kalydeco is a small synthetic oral molecule that helps correct the function of the G551D mutant CFTR protein resulting in improved breathing by approximately 10% in CF patients. However, with at least 1,300 different known mutations in the CFTR gene, Kalydeco can only be used by a specific sub-section of the CF population who suffer from a limited number of “gating mutations,” including the G551D mutation. Combined, these currently account for about 4.5% of the total U.S. CF patient population.

The cost of treating CF is high, with an average cost in the U.S. of $49,000 per patient per annum based on research published in 2011. Kalydeco has an annual cost of approximately $307,000 per patient, but can reach up to $370,000 for certain patients.

We believe that there is widespread agreement that a safe and effective anti-inflammatory drug that can be used chronically to treat CF patients with minimal side effects would be an invaluable addition to the therapeutic arsenal addressing this disease and should be positively received by the market.

Scleroderma

Scleroderma is a chronic connective tissue disease characterized by the thickening of the skin and is generally classified as an autoimmune rheumatic disease. According to the Scleroderma Foundation, about 300,000 Americans have scleroderma with one third having the systemic form. The disease affects mainly adults (80% of patients are women) with onset typically in the patient’s 30’s or 40’s.

Systemic scleroderma may affect the tissues in many parts of the body. The tissues of affected organs become hard and fibrous, adversely affecting their function. There are two major recognized sub-categories of systemic scleroderma “diffuse” and “limited” with each representing about 50% of the systemic scleroderma patient population. In limited scleroderma, skin thickening is less widespread, typically confined to the fingers, hands and face, and develops slowly over years. Although internal problems occur, they are less frequent and tend to be less severe than in diffuse scleroderma, and are usually delayed in onset for several years. In diffuse scleroderma, which affects approximately 50,000 Americans, skin thickening occurs more rapidly and involves more skin areas than in limited disease and eventually can involve the skin, esophagus, gastrointestinal tract (stomach and bowels), lungs, kidneys, heart and other internal organs. Diffuse scleroderma patients have a high mortality rate with approximately 50% survival over a 10-year period.

There are currently no cures or effective therapies for diffuse scleroderma. While not fully understood, it is believed that inflammation leading to fibrosis is the driving force behind the disease’s progress, symptoms and eventual mortality. In particular, the pro-fibrotic cytokine TGF beta has been identified as a key player in the progression of the disease and, we believe, is an important target for diffuse scleroderma therapy.

Current Treatment Alternatives for Inflammatory Diseases

Overview

Drugs used to treat inflammatory diseases are broadly divided into two classes: steroids and non-steroidal anti-inflammatory drugs. Non-steroidal drugs, in turn, can be categorized into synthetic drugs, which include Resunab, and biological drugs, which include monoclonal antibody and protein therapies. Synthetic drugs are typically administered orally while biologic drugs generally need to be administered by injection. According to Global Business Intelligence Research, the global market for drugs to treat inflammation in 2010 was approximately $58 billion and is expected to grow to approximately $86 billion by 2017.

Corticosteroids are the most commonly prescribed medications for treating inflammatory diseases because of their high potency, unparalleled formulation flexibility, and low cost. However, chronic corticosteroid use is limited by adverse side effects that include hypertension, high glucose levels/diabetes, obesity, brittle bones/osteoporosis, immunosuppression/increased infection, glaucoma and psychosis. Thus, safer yet potent alternatives to steroids have long been sought to fill this unmet medical need. We believe the global market for corticosteroids was approximately $88 billion in 2013.

Non-steroid anti-inflammatory synthetic drugs, or NSAIDs, include the older generation of non-specific COX inhibitors, such as ibuprofen, naproxen, and Aspirin™ (possibly the most commonly used drug in the world), and a newer generation of specific inhibitors of COX-2, such as Celebrex®, or Celebrex, and Vioxx. COX inhibitors are drugs that inhibit the action of the COX enzymes, which are responsible for producing factors that promote inflammation (known as pro-inflammatory eicosanoids). The older generation of COX inhibitors inhibits both COX-1 and COX-2 and is associated with severe gastrointestinal adverse effects. The newer generation of NSAID drugs which are specific for COX-2, originally designed to be safer in terms of gastrointestinal side effects, have subsequently been found to have cardiovascular side effects. These side effects have led to the withdrawal of the drug Vioxx from the market and specific black-box warnings for the related drug Celebrex. The market for oral NSAIDs was approximately $5.4 billion in 2013.

Non-steroid biological drugs are used to treat severe cases of inflammation in autoimmune diseases. These drugs are large molecule proteins produced from live cells and not by way of artificial chemical synthesis.

Examples of this type of drug are Enbrel® and Remicade®, both of which are used for treating severe rheumatoid arthritis and psoriasis as well as inflammatory bowel disease. These drugs have a number of disadvantages including that the drugs must be administered by injection/IV, their costs are high and they are associated with increased incidence of malignancy and infection. This is the largest market of anti-inflammatory drugs with anti-TNF therapies for rheumatoid arthritis alone projected to reach $23 billion by 2015, according to Global Industry Analysts.

Cystic Fibrosis

The importance of inflammation (both underlying and infection-driven) in CF treatment is universally accepted, but we believe current anti-inflammatory treatments present a paradox: while treatment with systemic steroid and ibuprofen (a COX 1 & 2 inhibitor) are clearly effective in improving the symptoms of CF, the side effects associated with chronic treatment using these drugs are significant and as a result these drugs have limited long-term utility. Specifically, long term usage of oral corticosteroids in children gives rise to such side effects as glucose intolerance, cataract formation, multiple bone fractures secondary to osteoporosis or osteopenia, Cushing Syndrome effects, and anorexia nervosa as well as growth retardation. The side effects of high doses of ibuprofen taken for an extended duration are mainly gastrointestinal side effects. Other therapies routinely used by CF patients include antibiotics, such as Cayston from Gilead, and TOBI from Novartis, and mucolytics, such as Pulmozyme from Genentech. In addition, Vertex currently markets the only approved drug, Kalydeco, specifically targeting the defective protein product of the CFTR gene mutation in CF. However, it can only be effective for 4.5% of the CF patient population that have a specific CFTR gene mutation. According to Global Industry Analysts report published in June 2010, the market for CF medicines is projected to be $896 million by 2015, not including Kalydeco.

Diffuse Scleroderma

Current medications for scleroderma focus on treating the four main features of the disease: inflammation, autoimmunity, vascular disease, and tissue fibrosis. For inflammation, the most commonly prescribed medicines for scleroderma are NSAIDs and corticosteroids. As described above, these medicines have significant adverse effects when given chronically, but more important they have not proven to be effective in treating scleroderma. For autoimmunity, the most commonly prescribed medicines for scleroderma are immunosuppressants. These include methotrexate, cyclosporine, anti-thymocyte globulin, mycophenolate mofetil, azathioprine, and cyclophosphamide. While these have been shown to have some benefit, they are effective only in a limited number of cases and have serious side effects including increased infection and malignancy. For vascular disease, the most commonly prescribed medicines for scleroderma are medicines which improve blood flow to target organs affected by the disease and reduce blood pressure. These include calcium channel blockers, angiotensin converting enzyme, or ACE inhibitors, endothelin-1 receptor inhibitors and prostacyclins. While these drugs are effective for the treatment of some of the vascular complications of scleroderma they have no benefit for the inflammatory or fibrotic manifestations. The last class of drugs for the treatment of scleroderma is the anti-fibrotics. The most commonly prescribed anti-fibrotic medicines for scleroderma are colchicine, para-aminobenzoic acid, or PABA, dimethyl sulfoxide, and D-penicillamine. These drugs are typically of limited benefit and are used fairly infrequently. Recently the drug pirfenidone was approved in Europe and the United States for the treatment of Idiopathic Pulmonary Fibrosis (a disease that also causes fibrosis of the lungs). However, its effectiveness in treating scleroderma has not been established.

Resunab’s Mechanism of Action is Distinct from NSAIDs and Steroids

Corticosteroids and NSAIDs exert their effect by inhibiting inflammation. In simple terms, both classes of drugs inhibit inflammation by “interfering” with the biochemical pathways in the cell that promote and sustain inflammation. For example, NSAID directly inhibit the activity of the COX 1 and COX 2 enzymes that are responsible for generating pro-inflammatory eicosanoids. A drawback of this approach is that it only inhibits one arm of the eicosanoid pathway (e.g. COX but not LOX) resulting in an increase in LOX-derived inflammatory mediators which leads to gastrointestinal and cardiovascular side effects (termed “molecular shunting”).

Resunab, on the other hand, activates the natural pathways that resolve inflammation, the so called resolving pathway or “off-switch.” By doing so, we believe that Resunab is less likely to cause the side effects that result from the accumulation of certain pro-inflammatory eicosanoids. We also believe Resunab’s unique mechanism of action is expected to provide a safer and potentially more effective treatment for chronic inflammation than the current alternatives- steroids and NSAIDs. Resunab may have the potential to safely treat a wide spectrum of chronic inflammatory diseases in which the resolution of inflammation, or the “off” switch, fails to occur.

Safety & Toxicology

To date, Resunab has undergone an extensive battery of animal safety and toxicology studies in support of Phase II clinical development. Unlike other CB2 agonists, Resunab exhibits limited blood brain barrier penetration and negligible CB1 activity in vivo resulting in limited central nervous system side effects. Results of the safety pharmacology studies in animals assessing the central nervous system, cardiovascular and respiratory systems, renal system and gastrointestinal system were all negative and support that there should be a significant safety margin at anticipated therapeutics doses of Resunab in patients.

Animal toxicological profiles of orally administered Resunab in single and multi-dose studies in mice, rats, and dogs, and a battery of in vitro and in vivo genetic toxicity studies, have been conducted, including a chronic rat toxicology that was requested by the FDA and successfully completed. The results of these studies showed no major toxicological concerns and an excellent safety margin based on drug exposure levels in animals compared to human exposure. In support of Phase II clinical trials, thirteen-week GLP toxicology studies have been completed in rats and dogs. Based on the results of these studies and prior clinical trials, the safety margin in humans is estimated to be between 8 and 32 times greater than the doses planned for our next clinical trials.

Pre-clinical Results

In pre-clinical studies, Resunab has demonstrated clear efficacy at resolving inflammation in a number of animal pharmacology models in which inflammation was induced by a variety of means: arachidonic acid, Zymosin, PAF, IL-1-beta, TNF-alpha and Freund’s complete adjuvant. Similarly, fibrosis was induced in skin tissue by bleomycin and TGF beta receptor activation and in lung tissue by bleomycin. Of particular note, Resunab suppressed tissue destruction in several of these disease models. At the cellular level, in various models Resunab acted to reduce the migration of inflammatory cells into the site of inflammation, stimulate the production of the resolving mediators LXA4 and PGJ2, and down regulate and reduce the pro-inflammatory cytokines (IL-1ß and IL-6) and the pro-fibrotic cytokine TOF-beta.

Effect of Resunab in Fibrotic Disease Animal Models

The efficacy of Resunab was investigated in three mouse models of scleroderma. Oral administration of Resunab once-a-day at 1 mg/kg/day inhibited dermal fibrosis in the three models as measured by reductions in dermal thickness, markers of collagen production, and myofibroblast abundance (cells that produce collagen). Histopathologic evaluation revealed that Resunab inhibited the fibrosis of the skin tissue in each of these models. In addition, oral administration of Resunab was effective at inhibiting lung fibrosis in a bleomycin-induced mouse scleroderma model. Collectively, we believe this data supports the development of Resunab as a potent and novel anti-fibrotic/anti-inflammatory drug with the potential to treat some of the key manifestations of human scleroderma.

Figure 4: Resunab inhibition of skin thickening in Mouse Scleroderma Model

To translate these in vivo effects of Resunab on fibrosis in animal models to humans, we determined the anti-fibrotic effects of Resunab on dermal fibroblasts isolated from diffuse cutaneous scleroderma patients. Dermal fibroblasts from scleroderma patients overproduce extracellular matrix proteins like collagen and the pro-fibrotic cytokine TGF-beta. Further supporting its anti-fibrotic activity, Resunab inhibited new collagen synthesis, reduced TGF-beta and increased anti-inflammatory (resolving) eicosanoid levels in this ex-vivo model of human scleroderma. These responses were statistically significant with a p<0.001 as determined using the Student-Newmen Keuls post-hoc test for multiple comparisons. TGF-beta has been identified in published scientific literature to be an important cytokine in promoting inflammation and fibrosis in multiple diseases and conditions including scleroderma and cystic fibrosis. While no pre-clinical model is 100% predictive of clinical efficacy, the results from our pre-clinical data provide a rationale for further clinical development.

Human Clinical Results to Date

Two Phase I and one Phase IIa clinical trials have been conducted by prior licensees Atlantic Pharmaceuticals and Indevus Pharmaceuticals, Inc. who were developing Resunab as an analgesia therapy (pain relief) rather than an anti-inflammatory therapy. Based on their review of the preclinical and clinical data in pain relief, Indevus Pharmaceuticals elected not to continue with further clinical trials and its license rights were terminated in December 2008. Upon termination, the rights reverted back to Dr. Sumner Burstein who then assigned the rights to us in April 2009.

The first Phase I study evaluated the safety, tolerability and pharmacokinetics of a single oral dose of Resunab in healthy adult male subjects over a dose range from 1 mg to 10 mg, in 4 dose groups of 8 subjects each. Resunab had satisfactory oral bioavailability, was well tolerated, and exhibited linear pharmacokinetics over the dose range tested. There were no life-threatening or serious adverse events in this study. Two subjects in the 3 mg group and one subject in the 6 mg group out of a total of twenty-four subjects reported adverse events of mild to moderate intensity. None of the remaining subjects in the 3 mg and 6 mg groups and no subjects in the 1 mg, 10 mg and placebo groups experienced any adverse events. The two subjects in the 3 mg group reported blurred vision, difficulty in remembering, mild euphoria, impression of slower movements, dry mouth and difficulty in concentrating. The one subject in the 6 mg group reported orthostatic vagal fainting, feeling dizzy, and nausea immediately after the first blood draw, which occurred prior to the administration of the drug.

The second Phase I study evaluated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of Resunab at higher doses. Each dose level had 8 subjects randomized at a ratio of 6 receiving

Resunab and 2 receiving placebo. Doses ranged from 10 to 240 mg single dose, and 20, 40 and 80 mg three times a day, or tid, for 7 days multi-dose. Resunab showed good tolerability at single doses up to 120 mg and multiple doses up to 40 mg three times a day for 7 days. For the single dose treatment stage, the most frequently occurring treatment–emergent adverse events, or TEAEs, occurring in > 10% of all subjects treated with Resunab, in decreasing order of frequency, were: dizziness (15 out of 48), nausea (10 out of 48), vomiting (7 out of 48), pallor (6 out of 48), dry mouth (5 out of 48), headache (5 out of 48), somnolence (5 out of 48), tremor (5 out of 48), and disorientation (5 out of 48). All TEAEs were mild to moderate with the majority of these events occurred in subjects treated at dose levels of 120 mg and above. For the multiple dose stage, there were no TEAEs at 20 mg tid while in the 40 and 80 mg tid dose groups the most frequently occurring TEAEs, occurring in > 10% of all subjects treated with Resunab, were at the 40 and 80 mg tid dose respectively: dizziness (4 out of 6 and 3 out of 6), nausea (2 out of 6 and 1 out of 6), somnolence (2 out of 6 and 1 out of 6), dry mouth (1 out of 6 and 1 out of 6), fatigue (0 out of 6 and 2 out of 6), feeling abnormal (0 out of 6 and 2 out of 6), anorexia (0 out of 6 and 2 out of 6), inappropriate affect (0 out of 6 and 2 out of 6), and orthostatic hypotension (0 out of 6 and 2 out of 6). The majority of these events were mild and occurred in subjects treated at the highest dose level of approximately 80 mg three times a day, for 7 days (i.e., subjects treated with 80 mg tid were reduced to 60 mg tid starting with the second dose on Day 2 continuing through Day 7). In some elderly patients over 65 years of age, changes in electrocardiogram readings were noted; however no differences in readings were observed between subjects treated with Resunab versus and placebo thus this was not deemed to be of clinical relevance. Resunab exhibited linear pharmacokinetics over the dose range tested.

A Phase IIa crossover design study was conducted for Resunab in refractory neuropathic pain patients, or NP. In this study, 21 NP patients were treated with either Resunab or placebo at a dose of 20 and 40 mg twice a day (8 hours apart) for 1 week followed by a 1 week washout and a cross over. Resunab reduced the 3 hour pain index by up to 28% (p<0.03) in one cohort, and was effective at reducing pain by >30% in 50% of this same cohort (P<0.03) of refractory pain patients although its analgesic effect wore off between 3-8 hours post-dose. Resunab was well tolerated and there were no safety issues of note in this study.

While Resunab showed a clear analgesic signal in this phase IIa study in refractory neuropathic pain patients, we are not relying on these efficacy results to support our clinical program as this study was designed to measure pain while our future studies will have a completely different efficacy endpoint.

Clinical Development Plan

Overview

Our clinical development plan for Resunab is to conduct two independent multicenter Phase IIa randomized, double-blind, placebo-controlled, three-arm clinical trials of three month treatment duration to evaluate the safety, efficacy and pharmacokinetics of Resunab in patients with cystic fibrosis and diffuse scleroderma. We believe that upon obtaining adequate safety and proof of concept efficacy data, the next step following our planned Phase IIa studies, would be to conduct a pivotal multi-center Phase II/III clinical trial in each indication with the objective of establishing the dose-effect relationship and optimal dose of Resunab. These studies will be designed with input from regulatory authorities with the aim of gaining expedited development and review by the United States Food and Drug Administration, or FDA, through the following FDA programs: Fast Track designation; Accelerated Approval, and Priority Review designation. These FDA expedited programs for serious conditions are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. We must request Fast Track designation from the FDA. The request can be initiated at any time during the drug development process. FDA will review the request and make a decision within 60 days based on whether the drug fulfills an unmet medical need in a serious condition. A drug that receives Fast Track designation is eligible for some or all of the following: (i) more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written correspondence from FDA about things such as the design of the proposed clinical trial and the use of biomarkers; and (iii) eligibility for Accelerated Approval and Priority Review, if relevant criteria are met. Under its accelerated approval authority, FDA may approve a product for a serious or life threatening disease or condition, including a fast track product, if it is found to have an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit. FDA may also approve a product under accelerated approval authority if it is found to have an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (also referred to as an intermediate endpoint). The evidence to support accelerated approval may be epidemiological, pathophysiological, therapeutic, and pharmacologic or based on the use of biomarkers. Accelerated Approval can be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risk associated with the drug. Every drug application submitted to the FDA is subject to consideration for Priority Review designation, even if the applicant does not request it. FDA informs the applicant of a Priority Review Designation within 60 days of the receipt of the original New Drug Application, or NDA. Designation of a drug as “Priority” does not alter the scientific/medical standard for approval or the quality of evidence necessary for approval. Priority review shortens the time period for review of an NDA (6 months compared with the 10 month standard review). There is no guarantee that we will receive Fast Track designation, Accelerated Approval designation, or Priority Review designation for any of our product candidates, and even if we do receive such designation, that our NDA will be approved.

Scleroderma

On February 5, 2015, we submitted an IND to the FDA for Resunab with the clinical protocol for a Phase IIa double-blind placebo controlled clinical study evaluating Resunab in patients with diffuse scleroderma at three dosing levels, 5 mg and 20 mg once-a-day and 20 mg twice a day, versus placebo. We expect to initiate the clinical study during the second quarter of 2015. The trial design will have a four-week screening period, 12-week treatment period and a four-week safety follow-up. The study planned is a U.S. multi-center trial. The lead Principal Investigator will be Dr. Robert Spiera of the Hospital of Special Surgery, New York City, New York. Patients will be screened and those meeting trial criteria will be randomized to one of four arms. Patients will be monitored for safety and tolerability throughout the study. The primary goal of this trial is to establish safety of Resunab in diffuse scleroderma patients and efficacy based on a change in the Combined Response Index in diffuse cutaneous Systemic Sclerosis. Secondary endpoint measurements will include patient assessment scores, drug action biomarkers, disease biomarkers and metabolipidomic profiles.

Cystic Fibrosis

During the second quarter of 2015, we plan to submit an additional clinical protocol under the Resunab IND for a Phase IIa double-blind placebo controlled study evaluating Resunab in CF at initial dosing levels for the first month of 1mg and 5mg per day and then 20 mg once a day and 20 mg twice a day, versus placebo. We expect to initiate the clinical study during the second quarter of 2015. Patients in the study will be 18-30 years of age with mild to moderate cystic fibrosis as assessed by lung function tests. The trial design will have a two-week screening period, followed by a 12-week active treatment period, and then a four-week safety follow-up. The study planned is a multi-center U.S. and European trial. The lead Principal Investigators in the U.S. will be Dr. James Chmiel of the Rainbow Babies & Children’s Hospital, Cleveland, Ohio and in the E.U., Dr. Stuart Elborn of Queens University Hospital, Belfast, Ireland. Patients will be screened and those meeting the trial criteria will be randomized into one of four arms. Patients will be monitored for safety and tolerability throughout the study. The primary goal of this trial is to establish safety of Resunab in CF patients and an efficacy assessment based on pulmonary function and the reduction of inflammatory markers. Secondary efficacy assessments will include the CF biomarker score, patient scores and drug action biomarkers.

Competition

There are numerous drug therapies currently used to treat CF patients, but, to our knowledge, none have been developed specifically to address the inflammatory aspect of the disease. Antibiotics address the pulmonary bacterial infection and mucolytics address the accumulation of mucus in the lungs. The average CF patient uses all of these therapies since they each address a different aspect of the disease. Anti-inflammatories, oral corticosteroids and very high doses of ibuprofen, are used intermittently with some clinical benefit, but, due to their adverse side effects are not used chronically.

Vertex currently markets the only approved drug, Kalydeco, specifically targeting the defective protein product of the CFTR gene mutation in CF. However, it is only effective for approximately 8% of the total U.S. CF patient population that have one of ten specific CFTR gene mutations. Kalydeco was approved by the FDA January 2012 and has an average annual cost of $307,000 per year per patient. N30 is a private company developing a nitric oxide modulator that is in a Phase II study for broncheodilatory and anti-inflammatory activity.

Unlike cystic fibrosis, there are no approved drugs for the specific treatment of scleroderma. Nonetheless, physicians do treat scleroderma patients with a number of drugs including immunosupressants and cytotoxics to try to reduce the autoimmune response of the disease. However, these drugs have not proven to be very effective in treating scleroderma and there remains a high unmet need for new effective drugs to treat the progressive fibrosis in scleroderma. Because of this several companies, including Bristol Myers Squibb Company (NYSE: BMY), Promedior, Sanofi (NYSE: SNY), Digna Biotech, FibroGen, Inc. (Nasdaq: FGEN) and Biogen Idec, Inc. (Nasdaq: BIIB), are actively working to developing new drugs for scleroderma which target inflammation and/or fibrosis. To the best of our knowledge, Resunab offers a unique mode of action to treat scleroderma being one of the few oral drugs having both anti-inflammatory and anti-fibrotic properties.

Research and Development

We incurred approximately $1,256,000 and $211,000 for research and development activities for the years ended December 31, 2014 and 2013, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for Resunab. Prior to the Corbus’ formation, Resunab was licensed to several other companies which conducted extensive pre-clinical and clinical development work on the drug, including development of a manufacturing process, pre-clinical safety, toxicology and pharmacology studies, two Phase I clinical trials and a Phase II clinical trial in neuropathic pain.

Intellectual Property

Our intellectual property and product pipeline is based on seminal research done by Professor Sumner Burstein, Ph.D. at the University of Massachusetts Medical Center and patents filed by Corbus directly. Upon Corbus’ formation, Dr. Burstein assigned to Corbus his rights and intellectual property ownership to Resunab on a royalty-free basis in consideration for 200,000 shares of Series A Non-Convertible preferred stock. The intellectual property includes scientific data and regulatory data, product know-how and one patent issued in January 2014 and expiring in November 2029 for the use of Resunab to treat interstitial cystitis, an indication for which we are currently pursuing partnership opportunities.

Since acquiring the asset, we have filed three new patent applications for Resunab, which if granted, would extend intellectual property protection through at least 2033. The three new patent filings cover:

•	A composition of matter claim based on an improved ultrapure version of Resunab;

•	Resunab’s use in treating a number of pulmonary fibrotic diseases including cystic fibrosis, scleroderma and IPFr fibrosis; and

•	Specific Resunab’s dosing regimens and formulations.

We also plan to request the FDA and other worldwide regulatory agencies to grant orphan drug status for Resunab for the treatment of scleroderma, cystic fibrosis and possibly other orphan inflammatory diseases. While there can be no assurance that such status will be granted, prior FDA actions indicate that this is likely. Orphan drug status provides seven years of market exclusivity in the U.S. and ten years in Europe beginning on the date of drug approval.

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for Resunab and to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents, and trademarks as well as through the confidentiality provisions in our contracts. With respect to Resunab, we endeavor to obtain and maintain patent protection in the United States and internationally on all patentable aspects of the drug. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that our existing patents or any patents we may own or license in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property Rights.”

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary technology platform are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We also plan to seek trademark protection in the United States and outside of the United States where available and when appropriate. We intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Manufacturing and Supply for Resunab

We have developed and validated a good manufacturing practice, or GMP, process to manufacture Resunab through our contract manufacturer. This contract manufacturer has already produced multi-Kg scale bulk batches of the active pharmaceutical ingredient under GMP for our Phase II clinical studies and is capable of producing sufficient active ingredient for all the clinical studies required prior to submitting an NDA to the FDA. We do not own or operate manufacturing facilities for the production of Resunab. We expect to depend on third-party suppliers and manufacturing organizations for all of our clinical trial quantities of raw materials and drug substance. Resunab is a synthetic molecule and there are readily available supplies of all raw materials needed for the manufacture of Resunab.

Regulatory Matters

Government Regulation

Any product development activities related to Resunab or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA and other federal, state and local statutes and regulations and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data is often generated in two distinct development states: pre-clinical and clinical. Resunab or other products that we may develop or acquire in the future must be approved by the FDA through the IND process before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

The clinical stage of development can generally be divided into three sequential phases that may overlap, Phase I, Phase II and Phase III clinical trials. In Phase I, generally, small numbers of healthy volunteers are initially exposed to single escalating doses and then multiple escalating doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug. Phase II trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits, while Phase IIb trials are designed to determine efficacy. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected. In some instances, formal Phase I and Phase II trials may not be deemed necessary or required by the FDA. Such is often the case when the safety and efficacy of an active ingredient is considered to be well understood by the FDA. Under established regulatory frameworks, pharmaceutical products with active ingredients equal or similar to those known by the FDA often enter more streamlined development programs than compounds entirely new to the agency.

Post-approval studies, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. Sometimes, these studies are used to gain additional experience from the treatment of patients in the intended therapeutic condition, then often referred to as Phase IV clinical trials. In certain instances, the FDA may mandate the performance of Phase IV studies. In other situations, post-approval studies aim to gain additional indications for a medication, then often indicated as Phase IIIb studies.

Development of Drugs in the United States

In the United States, the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Prior to the start of human clinical studies for a new drug in the United States, pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. The sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase I studies typically require less data than larger Phase II and III studies. A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, they may suspend or terminate the study at any time. Studies must be conducted in accordance with good clinical practice and regulator reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards responsible for overseeing studies at particular sites and protecting human research study subjects. An independent institutional review board may also suspend or terminate a study once initiated. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that once begun, issues will not arise that could cause the trial to be suspended or terminated.

Review and Approval in the United States

Following pivotal or Phase III trial completion, data is analyzed to determine safety and efficacy. Data is then filed with the FDA in a New Drug Application, or an NDA, along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. In the United States, FDA approval of an NDA must be obtained before marketing a pharmaceutical product. The NDA must contain proof of safety, purity, potency and efficacy, which entails extensive pre-clinical and clinical testing.

The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of applications by the FDA is extensive and time consuming and may take several years to complete. The FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current good manufacturing practice requirements and may also audit data from clinical and pre-clinical trials.

There is no assurance that the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered in our efforts to obtain FDA approvals. The FDA may require that certain contraindications, warnings or precautions be including in the product labeling, or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance programs to monitor the safety of approved products that have been commercialized. Further, the FDA may place conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals maybe withdrawn for non-compliance with regulatory standards or if problems occur, following the initial marketing of the product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for Resunab in the indications of cystic fibrosis, scleroderma, or other orphan inflammatory diseases.

Drug Development in Europe

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the United States, the marketing of medicinal products has been subject to the granting of marketing authorizations by regulatory agencies. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting of adverse events to the competent authorities.

As in the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the regulatory controls on clinical research are currently undergoing a harmonization process following the adoption of the Clinical Trials Directive 2001/20/EC, there are currently significant variations in the member state regimes. All member states, however, currently require independent institutional review board approval of interventional clinical trials. Except for the United Kingdom Phase I studies in health volunteers, all clinical trials require either prior governmental notification or approval. Most regulators also require the submission of adverse event reports during a study and a copy of the final study report.

Review and Approval in the European Union

In the European Union, approval of new medicinal products can be obtained through one of three processes: the mutual recognition procedure, the centralized procedure and the decentralized procedure. We intend to determine which process we will follow, if any, in the future.

Mutual Recognition Procedure: An applicant submits an application in one European Union member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorizations already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussion among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition procedure results in separate national marketing authorizations in the reference member state.

Centralized Procedure: This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products. Two European Union member states are appointed to conduct an initial evaluation of each application. These countries each prepare an assessment report that is then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

Decentralized Procedure: The most recently introduced of the three processes for obtaining approval of new medicinal processes in the European Union, the decentralized procedure is similar to the mutual recognition procedure described above, but with differences in the timing that key documents are provided to concerned member states by the reference member state, the overall timing of the procedure and the possibility of, among other things, “clock stops” during the procedure.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotion materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the U.S. Federal Food, Drug and Cosmetic Act. Once a product is approved, its manufacture is subject to comprehensive and continuing regulations by the FDA. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Special Protocol Assessment

The Federal Food, Drug and Cosmetic Act directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment, or SPA. While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has latitude to change its assessment if certain exceptions apply. Exceptions include public health concerns emerging that were unrecognized at the time of the protocol assessment, identification of a substantial scientific issue essential to the safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must also comply with federal and state fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair completion laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Third-Party Payer Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our drug candidates that ultimately may obtain regulatory approval. In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payers.

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

•	the federal healthcare program anti-kickback law which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback law or related to off-label promotion constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•	the federal Health Insurance Portability and Accountability Act of 1996 which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•

the Federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Post-Marketing Regulations

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We are choosing to “opt out” of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards, and intend to take advantage of the other exemptions.

Employees

We have six full time employees. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

We make available free of charge on or through the Investor Relations link on our website, www.corbuspharma.com, access to press releases and investor presentations, as well as all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the United States at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	RISK FACTORS

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Risk Related to our Company and our Business

Risks Related to Our Financial Position and Need for Capital

We are a clinical stage biopharmaceutical company with a limited operating history.

We are a clinical stage biopharmaceutical company with a limited operating history. We must obtain FDA approval of our Investigational New Drug applications, or INDs, before clinical trials can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize Resunab. We have been engaged in developing Resunab since 2009. To date, we have not generated any revenue from Resunab and we expect to incur significant expense to complete our clinical program for Resunab in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of Resunab in any indication in the United States or internationally. Even if we are able to commercialize Resunab or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2014 and December 31, 2013 were approximately $2,540,000 and approximately $602,000, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $4,427,000.

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

Our cash or cash equivalents will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

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

Our only product candidate currently is Resunab, which has successfully completed Phase I safety studies but has not yet entered into Phase II clinical studies for cystic fibrosis or scleroderma. We do not generate revenues from any FDA approved drug products and have no other product candidates in development. We submitted an IND to the FDA seeking approval to initiate Phase IIa clinical trials in humans in the United States for the treatment of scleroderma on February 5, 2015. We must submit an additional clinical protocol to the FDA for the Resunab IND before we can commence Phase IIa clinical trials for cystic fibrosis, and may not commence human clinical trials in scleroderma until the second quarter of 2015 at the earliest, and do not intend to submit to the FDA the clinical protocol for cystic fibrosis or commence clinical studies until the second quarter of 2015. The FDA may reject our IND for Resunab at any time during the 30 day period following IND submission. If our IND is rejected, the time in which we expect to commence our Phase II clinical programs will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our Phase II clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA for any indication. We note that most drug candidates never reach the clinical development stage and even those that do reach clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of Resunab, which may never occur.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials;

•	we may not be able to provide acceptable evidence of Resunab’s safety and efficacy;

•	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;

•	the dosing of Resunab in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to Resunab;

•	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third- party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are a clinical stage company and we have not submitted an NDA or received regulatory approval to market Resunab in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Resunab may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Even if we obtain United States regulatory approval of Resunab for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase IV clinical trials, and post-market surveillance to monitor safety and efficacy. Resunab will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Our potential competitors both in the United States and Europe include companies developing and/or marketing drugs for cystic fibrosis, including Vertex, N30 Pharmaceuticals LLC and PTC Therapeutics (NasdaqGS: PTCT), as well as companies working in the scleroderma field, including Bristol-Myers Squibb and Sanofi.

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

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

Our officers, directors, and five percent stockholders collectively own approximately 53.7% of our outstanding shares of common stock. In addition, these stockholders entered into a voting agreement in connection with the Merger, whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described herein. As a result, such entities and individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders (including investors in this Offering) with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An investment in our company should be considered illiquid.

An investment in our company requires a long-term commitment, with no certainty of return. Because we became a reporting company other than by the traditional means of conducting an initial public offering of our common stock, we may be unable to establish a liquid market for our common stock. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we had become a public reporting company by means of an initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

An active, liquid trading market for our common stock may not develop or be sustained.

Presently, our common stock is traded on the Over-the-Counter Markets, or OTC.QB, and we are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market:

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

Even if an active trading market for our common stock develops, the market price of our common stock may be significantly volatile.

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

Our common stock is considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC.QB does not meet such requirements and if the price of our common stock is less than $5.00, our common stock will be deemed penny stock. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stock holders may have difficulty selling their shares once our common stock is publicly traded.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to

“emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act, of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, after we are no longer qualify as an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we only have six full time employees which results in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of a Registration Statement filed on Form S-1. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

As a result of our merger in April 2014 with Corbus Pharmaceuticals, Inc., our wholly-owned subsidiary, our ability to utilize our federal net operating loss, carryforwards and federal tax credit may be limited under Sections 382 of the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our board of directors approved a reverse stock split within a range of 1:1.25 to 1:5, or the “reverse stock split range, which was subsequently approved by our stockholders on October 8, 2014. Our board of directors may effect a reverse stock split within the reverse stock split range in the event our board of directors determines that such reverse stock split is in the best interest of our stockholders and us. While our board of directors has not determined to effect a reverse stock split, it may determine that effecting a reverse stock split is necessary in connection with our ability to satisfy the initial listing requirements to support our application to be listed on NASDAQ or the NYSE MKT. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following such a reverse stock split will not increase sufficiently for us to be in compliance with the minimum bid price requirement. If we are unable meet the minimum bid price requirement, we may be unable to list our shares on NASDAQ or NYSE MKT.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal offices are 100 River Ridge Drive, Norwood, MA 02062. We have signed a three year lease, commencing July 1, 2014, at an annual rent of $54,900. We believe our facilities are adequate for our foreseeable needs.

Item 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-the-Counter Markets (“OTC.QB”) under the symbol “CRBP.” Our shares of common stock began being quoted on the OTC.QB under the symbol “CRBP” effective October 24, 2014.

The following table contains information about the range of high and low bid prices for our common stock for each quarter during the last two years based upon quotations on the OTC.QB.

Fiscal Quarter Ended	High Sales Price	Low Sales Price
Fourth Quarter, 2014	$4.95	$2.71

The source of these high and low sales prices was the OTC.QB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low sales prices listed have been rounded up to the hundredths. Trades in the common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of common stock. As a result of these rules, investors may find it difficult to sell their shares.

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Record Holders

As of February 2, 2015, there are approximately 250 record holders of shares of common stock.

Item 6.	SELECTED FINANCIALDATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly those under “Risk Factors.”

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, life-threating inflammatory-fibrotic diseases with clear unmet medical needs. Our product Resunab™, or Resunab, is a novel oral anti-inflammatory drug that is expected to commence Phase IIa clinical trials for the treatment of cystic fibrosis and scleroderma, pending U.S. Food and Drug Administration (FDA) approval of an Investigational New Drug Application for Resunab, which we filed with the scleroderma clinical protocol on February 5, 2015. During the second quarter of 2015, we plan to submit to the FDA under the Resunab IND an additional clinical protocol for cystic fibrosis. We expect to commence clinical studies for both the scleroderma and cystic fibrosis indications during the second quarter of 2015. We intend to seek orphan drug status for Resunab for the treatment of cystic fibrosis and diffuse scleroderma, which, if approved by the FDA, will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act.

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

Financial Operations Overview

We are a development stage company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through December 2014, our losses from operations have been approximately $4.4 million. Our net losses for the years ended December 31, 2014 and 2013 were approximately $2,540,000 and $602,000, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2015 and in the future in connection with our ongoing activities, as we:

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

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of Resunab, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development

Research and development expenses are incurred for the development of Resunab and consist primarily of payroll, and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the costs of acquiring, developing and manufacturing Resunab for clinical trials. These costs are expected to increase significantly in the future as Resunab is evaluated in clinical trials.

Derivative Gain (Loss)

We issued warrants in 2013 for the purchase of 301,778 shares of common stock which had provided for anti-dilution protection and cashless exercise and, under certain conditions, granted holders the right to request that we repurchase the warrants. Accordingly, these warrants were considered derivative instruments and changes in the fair value of derivative instruments and changes in the fair value of derivative warrant liability were recorded on the income statement as a derivative gain or loss. On June 30, 2014, these warrant agreements were modified to eliminate the anti-dilution protection and accordingly these warrants were no longer considered a derivative liability and the fair value of $48,380 was reclassified and charged as an addition to Additional-Paid in Capital.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt and changes in the fair value of our derivative liabilities.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves: communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost; estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with nonclinical studies;

•	fees paid to contract manufacturer in connection with the production of clinical trial materials;

•	fees paid to CMOs in connection with the production of clinical study materials; and

•	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses following each applicable reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information regarding the status or conduct of our clinical studies and other research activities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. Other general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents. We anticipate that our general and administrative expenses will increase significantly during 2015 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. Additionally, commencing in 2014, we began to compensate the independent members of our board of directors.

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our board of directors.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and due to the fact that our common stock just started trading during the fourth quarter of 2014 with very limited volume, we estimated our volatility utilizing the volatility of our stock of comparable public companies. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Risk free interest rate	1.88%	1.91%
Expected dividend yield	0%	0%
Expected term in years	6.20	6.25
Expected volatility	89.75%	91.95%
Estimated forfeiture rate	19.20%	20.00%

Valuation of Common Stock

Until October 24, 2014, when our common stock started trading on the Over-the-Counter Markets (“OTC.QB”), we were a privately held company with no active public market for our common stock. Our board of directors intends all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The estimated fair value of our common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our board of directors, with the assistance of management and an outside third-party valuation firm, developed these valuations using significant judgment and taking into account numerous factors, including the stage of development of our company and market conditions.

For stock option grants from January 1, 2010 through March 31, 2012, the fair value of our common stock was supported by an independent third-party valuation. In conducting this valuation, we utilized the back-solve method as the option pricing method, or OPM, to estimate the fair value of our common stock. We applied the OPM back-solve method, which considers the rights and preferences of all classes of holders to solve for the equity value and corresponding value of common stock, principally based on the price of the Series A preferred stock convertible into common stock at $0.60 per share sold in March 2012.

For all options granted from after the completion of the Series A financing in March 2012 until January 2014, the fair value of our common stock was supported by an independent third-party valuation. In conducting this valuation, we utilized the Market Approach to estimate the fair value of our common stock. Under this approach, we considered the market value of comparable early-stage public life science companies and used the ratio of market value to invested capital as a common benchmark for assessing valuation.

For the stock options granted on April 11, 2014 through October 2, 2014, we estimated the fair value of our stock to be $0.63 per share. This was based on our Private Placement completed in April and May 2014 (the “2014 Private Placement”), in which we sold one share of common stock and one warrant for $1.00. We estimated the fair value of each warrant to be $0.37 based on the Black Scholes valuation model. For stock options granted after October 2, 2014 but prior to October 24, 2014 we estimated the fair value of our stock to be $1.00 with the increase in value attributable to the effectiveness of a Registration Statement filed on Form S-1 (File No. 333-198563). Commencing on October 24, 2014, when our common stock started trading on the OTC.QB, we used the closing stock price on the date of grant to determine fair value.

Emerging Growth Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Results of Operations

Comparison of Year Ended 2014 to 2013

Research and Development. Research and Development expenses for the year ended December 31, 2014 totaled $1,256,000, an increase of $1,045,000 over the $211,000 recorded for the year ended December 31, 2013. The increase was primarily attributable to increases of $414,000 for the manufacturing of Resunab for clinical trials, $89,000 for consulting, $320,000 for compensation costs, $76,000 for recruiting costs, and a $156,000 decrease in Small Business Innovation Research grants recorded as a reduction in Research and Development expense.

General and Administrative. General and Administrative expense for the year ended December 31, 2014 totaled $1,392,000, an increase of $1,045,000 over the $347,000 recorded for year ended December 31, 2013. The increase was primarily attributable to increases of $398,000 for compensation costs related to new employees, $152,000 for investor relations costs, $114,000 for legal costs, $119,000 for stock compensation costs, $85,000 for board of director costs and $40,000 for insurance costs.

Other Income (Expense). Other Income for the year ended December 31, 2014 totaled $107,000, an increase of $152,000 over the $(45,000) of Other Expense for the year ended December 31, 2013. The increase was primarily attributable to a $145,000 gain on the settlement of debt recorded in the year ended December 31, 2014.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At December 31 2014, our accumulated deficit since inception was approximately $4,427,000.

At December 31, 2014, we had total current assets of approximately $6,533,000 and current liabilities of approximately $738,000 resulting in working capital of $5,795,000. At December 31, 2014, we had total assets of approximately $6,601,000 and total liabilities of approximately $738,000, resulting in a stockholders’ equity of $5,863,000.

Net cash used in operating activities for the year ended December 31, 2014 was approximately $2,361,000, which includes cash used from a net loss of $2,540,000, $268,000 used from decrease in prepaid expenses, non-cash expenses of $43,000, and $356,000 of cash provided from a net decrease in accounts payable and accrued expenses.

Cash used in investing activities for the year ended December 31, 2014 totaled approximately $64,000 for the purchase of property and equipment.

Cash provided from financing activities for the year ended December 31, 2014 totaled approximately $8,385,000 from the issuance of common stock and warrants.

At December 31, 2014, we had total debt outstanding of approximately $144,000, which matures and is payable in 2015.

At December 31, 2014, we had a cash balance of $6,262,000. We expect our current cash on hand to be sufficient to meet our operating and capital requirements through at least December 2015. We will need to raise significant additional capital to fund the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

On May 30, 2014, we signed a three-year lease for office space with a commencement date of July 1, 2014, at an annual rent of $54,900. We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2014, other than our lease for office space, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-20 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-20 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

5.1	Opinion of Lowenstein Sandler LLP (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014).

10.1	Placement Agency Agreement, dated March 27, 2014, between the Company and Aegis Capital Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

Exhibit No.	Description

10.2	Consulting Agreement, dated March 21, 2014, between the Company and Orchestra Medical Ventures (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.3	Form of Subscription Agreement for the Company’s 2014 Private Placement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.4	Form of Voting Agreement, dated April 11, 2014, by and among the Company and the stockholders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.5	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.7	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.9	Employment Agreement, dated April 11, 2014, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.10	Employment Agreement, dated April 11, 2014, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.11	Amended and Restated Employment Agreement, dated June 19, 2014, between the Company and Sean Moran (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.12	Agreement and Plan of Merger, dated March 27, 2014, by and among the Company, Corbus Pharmaceuticals Acquisition, Inc. and JB Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.13	Subscription Agreement, dated April 2009, between Sumner Burstein and JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.14	Letter Agreement, dated April 29, 2009, between JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) and Sumner Burstein (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

23.1	Consent of EisnerAmper LLP.*

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: February 10, 2015	By:	/s/ SEAN MORAN
		Name:	Sean Moran
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN Yuval Cohen	Chief Executive Officer (Principal Executive Officer), Director	February 10, 2015

/s/ SEAN MORAN Sean Moran	Chief Financial Officer (Principal Accounting and Financial Officer)	February 10, 2015

/s/ ALAN HOLMER. Alan Holmer	Non-Executive Chairman of the Board, Director	February 10, 2015

/s/ DAVID HOCHMAN David Hochman	Director	February 10, 2015

/s/ RENU GUPTA Renu Gupta	Director	February 10, 2015

/s/ AVERY CATLIN Avery Catlin	Director	February 10, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

5.1	Opinion of Lowenstein Sandler LLP (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014).

10.1	Placement Agency Agreement, dated March 27, 2014, between the Company and Aegis Capital Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.2	Consulting Agreement, dated March 21, 2014, between the Company and Orchestra Medical Ventures (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.3	Form of Subscription Agreement for the Company’s 2014 Private Placement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.4	Form of Voting Agreement, dated April 11, 2014, by and among the Company and the stockholders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.5	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.7	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

Exhibit No.	Description

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.9	Employment Agreement, dated April 11, 2014, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.10	Employment Agreement, dated April 11, 2014, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.11	Amended and Restated Employment Agreement, dated June 19, 2014, between the Company and Sean Moran (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.12	Agreement and Plan of Merger, dated March 27, 2014, by and among the Company, Corbus Pharmaceuticals Acquisition, Inc. and JB Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.13	Subscription Agreement, dated April 2009, between Sumner Burstein and JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.14	Letter Agreement, dated April 29, 2009, between JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) and Sumner Burstein (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corbus Pharmaceuticals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) , and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corbus Pharmaceuticals Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

February 10, 2015

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,262,445	$303,020
Prepaid expenses	270,556	2,500

Total current assets	6,533,001	305,520

Restricted cash	13,728	$—
Property and equipment, net	54,044	—

Total assets	$6,600,773	$305,520

LIABILITIES, PREFFERED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344,160	$181,471
Accrued interest payable	—	77,140
Accrued expenses	249,491	63,488
Derivative warrant liability	—	19,932
Notes payable-current	144,389	306,835

Total current liabilities	738,040	648,866
Notes payable	—	331,243

Total liabilities	738,040	980,109

Commitments and Contingencies
JB Therapeutics’ Series A Preferred Stock, $0.0001 Par Value:
Series A Convertible Preferred Stock, 2,483,690 shares designated, 1,835,212 shares issued and outstanding at December 31, 2013 (Liquidation preference of $1,106,609 at December 31, 2013)	—	1,106,609

Series A Non- Convertible Preferred Stock, $0.0001 Par Value 200,000 shares designated, issued and outstanding at December 31, 2013 (Liquidation preference of $200,000 at December 31, 2013)	—	2,000

Stockholders’ equity (deficit)
Preferred Stock $0.0001 par value:10,000,000 share authorized, no shares issued and outstanding at December 31, 2014	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 25,938,332 and 6,964,788 shares issued and outstanding at December 31, 2014 and December 31, 2013	2,594	696
Additional paid-in capital	10,287,214	102,696
Accumulated deficit	(4,427,075)	(1,886,590)

Total stockholders’ equity (deficit)	5,862,733	(1,783,198)

Total liabilities, preferred stock and stockholders equity (deficit)	$6,600,773	$305,520

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013

Operating expenses:
Research and development	$1,255,535	$210,670
General and administrative	1,391,638	346,606

Total operating expenses	2,647,173	557,276

Operating loss	(2,647,173)	(557,276)

Other income (expense):
Interest expense	(24,021)	(45,114)
Forgiveness of interest on note payable	7,466	—
Interest income	2,115	754
Gain on the settlement of debt	145,006	—
Change in fair value of warrant liability	(28,448)	1,978
Foreign currency exchange (loss) gain	4,570	(2,692)

Other expense, net	106,688	(45,074)

Net loss	$(2,540,485)	$(602,350)

Net loss per share, basic and diluted	$(0.13)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	20,159,861	6,964,788

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Preferred Stock Convertible		Non-Convertible		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	1,636,404	$986,609	200,000	$2,000	6,964,788	$696	$96,555	$(1,284,240)	$(1,186,989)
Issuance of Series A preferred stock	198,808	120,000
Stock compensation expense							6,141		6,141
Net loss								$(602,350)	(602,350)

Balance at December 31, 2013	1,835,212	$1,106,609	200,000	$2,000	6,964,788	$696	$102,696	$(1,886,590)	$(1,783,198)
Issuance of common stock at inception of Corbus					6,000,000	600	(600)		—
Conversion of Series A convertible preferred stock into common stock upon reverse acquistion	(1,835,212)	(1,106,609)	(200,000)	(2,000)	2,035,212	204	1,108,405		1,108,609
Issuance of common stock in private placement, net of issuance costs of $1,857,668					10,260,000	1,026	8,401,306		8,402,332
Issuance of common stock in exchange for settlement of debt					541,948	54	396,138		396,192
Stock compensation expense							193,120		193,120
Issuance of common stock upon exercise of warrants					48,693	5	33,328		33,333
Issuance of common stock upon exercise of stock options					87,691	9	4,441		4,450
Reclasssification of derivative warrant liability							48,380		48,380
Net Loss								$(2,540,485)	(2,540,485)

Balance at December 31, 2014	—	$—	—	$—	25,938,332	$2,594	10,287,214	$(4,427,075)	5,862,733

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,540,485)	$(602,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	193,120	6,141
Depreciation	10,405	—
(Gain) loss on foreign exchange	(4,570)	2,692
Gain on settlement of notes payable, accrued interest and accounts payable	(145,006)	—
Forgiveness of interest on notes payable	(7,466)	—
Changes in fair value of derivative warrant liability	28,448	19,932
Non-cash interest expense	29,861	41,543
Changes in operating assets and liabilities:
Increase in restricted cash	(13,728)	—
Decrease in prepaid expenses	(268,056)	—
Increase in accounts payable	170,239	131,849
Increase (decrease) in accrued expenses	186,002	33,478

Net cash used in operating activities	(2,361,236)	(366,715)

Cash flows from investing activities:
Purchases of property and equipment	(64,448)	—

	(64,448)

Cash flows from financing activities:
Proceeds from convertible bridge notes	—	—
Proceeds from issuance of notes payable	192,000	7,252
Principal payments on notes payable	(247,006)
Proceeds from issuance on common stock	10,305,161	—
Issuance costs incurred common stock financings	(1,865,046)	—
Proceeds from issuance of Series A convertible preferred stock	—	120,000

Net cash provided by financing activities	8,385,109	127,252

Net increase (decrease) in cash and cash equivalents	5,959,425	(239,463)
Cash and cash equivalent at beginning of the period	303,020	542,483

Cash and cash equivalent at end of the period	$6,262,445	$303,020

Supplemental disclosure of cash flow information and non cash transactions:
Conversion of Series A preferred stock into common stock	$1,108,609	$—

Conversion of notes payable, accrued interest and accounts payable into common stock and a warrant	$396,000	$—

Reclassification of derivative warrant liability to equity	$48,380	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“CPHI” or “the Company”) is a clinical stage biopharmaceutical company, focused on the development and commercialization of therapeutics to treat rare life-threating, rare inflammatory fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Reverse Acquisition

JB Therapeutics Inc. (“JB Therapeutics”), was incorporated on April 24, 2009 under the laws of the State of Delaware. CPHI was incorporated on December 18, 2013 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics Inc. completed a reverse acquisition with CPHI. Upon the consummation of the reverse acquisition, JB Therapeutics became a wholly owned subsidiary of CPHI and changed its name to Corbus Pharmaceuticals, Inc. CPHI continues to operate the business of JB Therapeutics. All the references to the “Company” for activities prior to the reverse merger are to JB Therapeutics activities.

As part of the reverse acquisition, CPHI issued 9,000,000 shares of common stock to holders of JB Therapeutics common and preferred stock in exchange for a total of 5,964,649 common shares outstanding on an as converted basis. In addition, the holders of warrants to purchase common stock of JB Therapeutics received warrants, or the Replacement Warrants, to purchase 377,839 shares of CPHI common stock with an exercise price of ranging from $0.60 to $0.66. In addition, holders of JB Therapeutics Series A preferred stock received warrants to purchase 917,612 shares of common stock of CPHI. Finally, holders of outstanding options of JB Therapeutics received, in substitution for such options, options made pursuant to the Corbus 2014 Equity Incentive Plan to purchase an aggregate of 905,334 shares of CPHI common stock with exercise prices ranging from $0.11 to $0.17 per share. All share and per share amounts presented in these consolidated financial statements for the years ended December 31, 2014 and 2013 have been retroactively restated to reflect the 1.5089 exchange ratio of JB Therapeutics shares for CPHI shares in the reverse acquisition. Immediately prior to the reverse acquisition, CPHI had 6,000,000 shares outstanding.

The reverse acquisition was accounted for as a recapitalization since the formation of CPHI was formed solely to effect the reverse acquisition and a private placement of equity and CPHI had no prior operations or net monetary assets. Thus, JB Therapeutics is deemed to be the accounting acquirer and successor entity and the historical financial statements are those of JB Therapeutics as the accounting acquirer. Following the reverse acquisition, the management of JB Therapeutics became the management of CPHI. At the date of the reverse acquisition, the 6,000,000 outstanding shares of CPHI are reflected as an issuance of common stock to the prior holders of CPHI. CPHI had no net monetary assets as of the reverse acquisition so the issuance was recorded as a reclassification between additional paid-in-capital and par value of common stock. On April 11, 2014 and in three subsequent closings, CPHI completed a private placement of equity, raising net proceeds of approximately $8,402,000 (the “2014 Private Placement”) (See Note 9).

2.	LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2014, had an accumulated deficit of $4,427,000. The Company anticipates

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand to be sufficient to meet its operating and capital requirements through at least December 2015. In addition, the Company will need to raise significant additional capital to fund the clinical trials for Resunab, its continued research and development efforts, to expand its business, to pursue strategic investments, to take advantage of financing opportunities, and other operating needs. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned clinical trials.

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation, the value of derivative instruments and the accrual of research and clinical obligations.

The Company has granted stock options at exercise prices not less than the fair value of its common stock as determined by the board of directors, with input from management. The Company’s board of directors determined the estimated fair value of the common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the historic prices at which the Company sold shares of preferred stock.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2014 and 2013, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2014 and 2013. Cash and cash equivalents consist of the following:

	December 31,
	2014	2013
Cash	$10,974	$100,761
Money market fund	6,251,471	202,259

	$6,262,445	$303,020

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

Restricted Cash

Restricted cash as of December 31, 2014 was $13,728 and represented a stand-by letter of credit in favor of a landlord (See Note 5).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to the market terms.

Property and Equipment

Property and Equipment consists of the following:

	December 31,
	2014	2013
Computer hardware and software	$17,179	$—
Office furniture and equipment	27,960	—
Leasehold improvements	19,310	—

Less: accumulated depreciation	(10,405)	—

Property and equipment, net	$54,044	$—

The estimated life for all Property and Equipment is 3 years.

Research and Development Expenses

Costs incurred for research and development are expensed as incurred. The Company records payments received from research grants as a reduction in Research and Development on the Statement of Operations. For the years ended December 31, 2014 and 2013, the Company reduced Research and Development expense by $49,000 and $205,000, respectively, for research grants.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2014 and 2013, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, rare inflammatory fibrotic diseases. As of December 31, 2014 and 2013, all of the Company’s assets were located in the United States.

Income Taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded to reduce a net deferred tax benefit when it is more likely than not that the tax benefit from the deferred tax assets will not be realized. Accordingly, the Company has provided a valuation allowance equal to 100% of the tax benefit in order to eliminate the deferred tax assets amounts. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2014 or 2013.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2014 and 2013.

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

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of the Company’s common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of the Company’s common stock has been computed by dividing the net loss for the period by the weighted average number of shares of the Company’s common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Basic and diluted net loss per share of common stock:
Net loss	$(2,540,485)	$(602,350)

Net loss applicable to common stockholders	(2,540,485)	(602,350)

Weighted average shares of common stock outstanding	20,159,861	6,964,788

Net loss per share of common stock-basic and diluted	$(0.13)	$(0.09)

The following potentially dilutive securities outstanding at December 31, 2014 and 2013 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2014	2013
Preferred stock	—	1,646,157
Warrants	13,709,977	329,617
Stock options	3,556,691	528,154

	17,266,668	2,503,928

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management does not expect the adoption of ASU 2014-15 to have material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company had no assets or liabilities classified as Level 1 or Level 2. Certain warrants issued for professional services (Note 10) were classified as Level 3. The fair values of these instruments were determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the years ended December 31, 2014 and 2013 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company had valued certain warrants as a derivative liability at December 31, 2013 and due to a modification in the terms of these warrants (See Note 11), the derivative liability was reclassified at June 30, 2014 to Additional Paid in Capital. The warrant derivative liability was re-measured at June 30, 2014 prior to reclassification using the Black-Scholes option pricing model based on the following assumptions:

As of June 30, 2014
Risk free interest rate	1.25%
Expected dividend yield	0%
Contractual term	3.97
Expected volatility	66%

As of December 31, 2014 there were no derivative warrant liabilities.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2013	$—	$—	$19,932	$19,932
Change in fair value of the derivative warrant liability	—	—	28,448	28,448
Reclassification of derivative warrant liability	—	—	(48,380)	(48,380)

Derivative warrant liability at December 31, 2014	$—	$—	$—	$—

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2012	$—	$—	$—	$—
Derivative warrant liability recored for warrants issued	—	—	21,910	21,910
Change in fair value of the derivative warrant liability	—	—	(1,978)	(1,978)

Derivative warrant liability at December 31, 2013	$—	$—	$19,932	$19,932

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014 and is for a three year term. The lease also requires a standby letter of credit of $13,728 payable in favor of the landlord (See Note 3).

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2014, the future minimum rent commitments are as follows:

2015	$55,498
2016	56,511
2017	28,464

Total	$140,473

Total rent expense for the year ended December 31, 2014, including month-to-month leases, was $35,550. There was no rent expense incurred for the year ended December 31, 2013.

6.	NOTES PAYABLE

The Company entered into notes payable agreements with vendors in lieu of making payments due on accounts payable to these vendors. Interest accrued on these interest bearing notes payables at an annual rate of 7% with accrued interest and principal due at maturity. In August 2014, the Company entered into a settlement agreement with a vendor for the repayment of $631,000 which included $531,000 in notes payable, $93,000 of accrued interest and $7,000 of accounts payable. Under the terms of the settlement agreement, the Company paid the vendor $90,000 and issued 541,948 shares of common stock and a warrant to purchase 162,539 shares of common cost exercisable at $1.00 per share with a five year term. The Company valued the common stock at $341,000 and estimated the fair value of the warrant to be

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

$55,000 based on a Black-Sholes valuation. The Company estimated the fair value of the common stock to be $.63 per share based upon the 2014 Private Placement in which the Company sold one share of common stock and one warrant for $1.00. The Company estimated the fair value of each warrant to be $0.37 based on a Black Scholes valuation model. For the year ended December 31, 2014, the Company recorded a gain on the settlement of $145,000 which was recorded as Other Income on the Statement of Operations.

The Company also has a note payable outstanding to another vendor with a balance due of $75,244 at September 30, 2014 which has no stated interest rate. The Company had been accruing interest on this note but reached an agreement with the vendor to pay off this note payable with no interest in four equal monthly principal installments of $25,081 and the note was paid off as of December 31, 2014.

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulate equal monthly payments of principal and interest payments of $24,293 over an eight month period. Interest accrues on this loan at annual rate of 3.25%.

Interest expense for notes payable for the years ended December 31, 2014 and 2013 totaled $24,020 and $31,502, respectively.

Notes payable consisted of the following:

	December 31,
	2014	2013
Notes payable	$144,389	$638,078
Less: current portion	(144,389)	(306,835)

	$—	$331,243

7.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2014 and 2013, the Company had federal and Massachusetts net operating loss carryforwards of approximately $1,409,000 and $512,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Massachusetts net operating losses began to expire in 2014. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company also had research and development tax credit carryforwards at December 31, 2014 of approximately $167,000.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2014	2013
NOL Carryforward	$1,408,745	$511,595
Tax credits	167,127	73,206
Stock Based Compensation	60,373	2,412
Other temporary differences	128,093	122,573

Subtotal	1,764,338	709,786
Valuation Allowance	(1,764,338)	(709,786)

Net Deferred Tax asset	$—	$—

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The Company has no uncertain tax positions at December 31, 2014 and 2013 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2014	2013
Tax provision at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	5.03%	5.09%
Permanent differences	-0.47%	-1.19%
Tax Credits	3.37%	4.20%
Other	0.21%	7.47%
Decrease in valuation reserve	-42.14%	-49.57%

Total	0.00%	0.00%

8.	SERIES A PREFERRED STOCK

In April 2014, in conjunction with the reverse acquisition and financing, 1,835,212 shares of JB Therapeutics’ Series A Convertible Preferred Stock and 200,000 shares of its Series A Non-Convertible Preferred Stock were converted into 2,035,212 shares of the Company’s common stock.

Prior to the conversion, the Company had classified the Series A Convertible and Series A Non-convertible Preferred Stock outside of permanent equity based upon the terms of the instruments.

During 2013, the Company issued 198,808 shares of Series A Convertible Preferred Stock which raised net proceeds of $120,000.

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 25,938,332 shares and 6,964,788 shares were issued and outstanding as of December 31, 2014 and 2013, respectively.

On April 11, 2014, in conjunction with the reverse acquisition (See Note 1) and the 2014 Private Placement, the Company issued 6,000,000 shares of common stock to the former shareholders of CPHI and 1,835,212 shares of Series A Convertible Preferred Stock and 200,000 shares of Series A Non-Convertible Preferred Stock were converted into 2,035,212 shares of common stock.

In August 2014, the Company issued 541,948 shares of common stock to a vendor in connection with a settlement of debt obligation (Note 6).

In December 2014, the Company issued 87,691 shares of common stock upon the exercise of stock options to purchase common stock and the Company received net proceeds of $4,450.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

In December 2014, the Company issued 33,333 shares of common stock upon the exercise of warrants to purchase 33,333 shares of common stock and the Company received net proceeds of $33,333. Also in December 2014, the Company issued 15,360 shares of common stock upon the exercise of warrants to purchase 21,500 shares of common stock that were exercised under a cashless exercise provision.

On September 23, 2014, the Company’s board of directors approved a reverse stock split within a range of 1:1.25 to 1:5 (the “Reverse Stock Split Range”) which was subsequently approved by the Company’s stockholders on October 8, 2014. The stockholder approval authorizes the Company to amend its Certificate of Incorporation until, on or before the date that is the earlier of one year from the date the Company received stockholder approval and the date of the Company’s next annual meeting of stockholders is held to effect a reverse stock split of the issued shares of the Company’s common stock, at a ratio within the Reverse Stock Split Range, as determined by the Company’s board of directors (the “Reverse Split Amendment Authorization”). While the Company’s board of directors has not determined to effect a reverse stock split, it may determine that effecting a reverse stock split is necessary in connection with the Company’s ability to satisfy the initial listing requirements to support its plan to be listed on NASDAQ or the NYSE MKT.

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

Net proceeds after deducting offering expenses were $8,402,000. Aegis Capital Corp acted as the exclusive placement agent for the 2014 Private Placement (the “Placement Agent”). The Placement Agent received a cash fee of $1,023,000 and a non-accountable expense allowance of $308,000. In addition, the Placement Agent received warrants to purchase 2,047,000 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants contain a cashless exercise feature and the fair value of the warrants was recorded as a stock issuance cost and was netted against the gross proceeds received. Certain members of the management of Aegis Capital Corp. are also shareholders of CPHI.

In connection with the 2014 Private Placement, CPHI entered into a registration rights agreement with the private placement investors, the Placement Agent and holders of its outstanding warrants. CPHI was required to file a registration statement with the Securities and Exchange Commission (“SEC”) no later than July 29, 2014, covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the 2014 Private Placement, as well as the existing warrants. The Company filed a confidential registration statement on Form S-1 on July 2, 2014 and the S-1 was declared effective by the SEC on October 3, 2014. The Company is required to keep the registration statement effective for a period of one year, or until Rule 144 of the Securities Act is available to investors, whichever is earlier.

10.	STOCK OPTIONS

In 2014, the Company adopted the Corbus 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. At December 31, 2014, there were options to purchase an aggregate of 3,556,691 shares of common stock outstanding under the 2014 Plan and 3,205,952 shares are available for future grants. Options issued under the 2014 Plan are exercisable for up to 10 years from the date of issuance.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2014 and 2013, the Company recorded non-cash, stock-based compensation expense of $193,120 and $6,141 respectively, net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla per SEC Staff Accounting Bulletin 107,” is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	2014	2013
Risk free interest rate	1.88%	1.19%
Expected dividend yield	0%	0%
Expected term in years	6.20	6.25
Expected volatility	89.75%	91.95%
Estimated forfeiture rate	19.20%	20.00%

A summary of option activity for years ended December 31, 2014 and 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Outstanding at December 31, 2012	495,016	$0.12
Granted	105,622	$0.17
Forfeited	(3,395)	$0.17

Outstanding at December 31, 2013	597,243	$0.13
Granted	3,047,139	$0.95
Exercised	(87,691)	$0.11

Outstanding at December 31, 2014	3,556,691	$0.83	8.95	7,689,394

Vested at December 31, 2014	632,999	$0.25	6.87	1,732,071

The weighted average grant-date fair value of options granted during the year ended December 31, 2014 was $0.95 per share. The total fair value of options that were vested as December 31, 2014 was $1,732,071. As of December 31, 2014 there was approximately $864,280 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.51 years at December 31, 2014.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

11.	DERIVATIVE INSTRUMENTS

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

To value the derivative warrant liability, the Company used the Black-Scholes option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The increase in the fair value of the derivative warrant liability at June 30, 2014 from December 31, 2013 was $28,448 and was recognized in the Consolidated Statement of Operations as a change in the fair value of a warrant liability.

12.	WARRANTS

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

In June 2013, the Company issued warrants to purchase 301,778 shares of common stock at an exercise price of $0.66 per share in exchange for services provided. These warrants were valued at $21,910 in June 2013 and expensed to general and administrative expenses with an offset to derivative liability. On June 30, 2014, the Company issued an additional 48,222 warrants to the warrant holder in exchange for a settlement of a claim and modification of the warrant terms and to eliminate the anti-dilution protection (See Note 11).

In connection with the 2014 Private Placement (See Note 9) the Company issued warrants to investors and former holders of Series A Convertible Preferred Stock to purchase an aggregate of 11,177,612 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants have a provision that permits the Company to call and redeem the warrants after a thirty day notice period if the stock trades at $2.50 or greater on a volume weighted average basis for at least twenty consecutive trading days. In addition, the Company issued warrants to the Placement Agent to purchase 2,047,000 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants contain a cashless exercise feature and the fair value of the warrants was recorded as a stock issuance cost and net against the gross proceeds received.

In August 2014, the Company issued a warrant to a vendor in connection with a debt settlement (See Note 6) for the purchase of 162,539 shares of common stock exercisable at $1.00 per share with a five year term. The Company estimated the fair value of the warrant to be $55,000 based on a Black-Sholes valuation and charged Additional-Paid in Capital.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2014 and 2013

13.	RELATED PARTY TRANSACTIONS

In connection with the formation of Corbus Pharmaceutical Holdings, Inc. in December 2013, certain affiliates of Aegis Capital Corp. (the “Placement Agent”) and certain other parties not affiliated with us or the Placement Agent subscribed for an aggregate of 6,000,000 shares of common stock for which they paid an aggregate of $120,000 ($0.02 per share), including David Hochman, one of our directors who purchased 450,000 shares and whose family trust purchased 90,000 shares.

Following the Initial Closing of the 2014 Private Placement, the Placement Agent has a right to appoint one member of our board of directors for a two-year term (the “Aegis Nominee”). Upon the Initial Closing on April 11, 2014, David Hochman was appointed as the Aegis Nominee.

On March 21, 2014, we entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement became effective upon closing of the Merger and provides that Orchestra will render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra is compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. For the years ended December 31, 2014 and 2013, the Company paid Orchestra $45,000 and $0, respectively. As of December 31, 2014, $15,000 was payable to Orchestra.

14.	SUBSEQUENT EVENTS

On January 1, 2015, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 1,815,683 shares. As of January 1, 2015, the 2014 Plan had a total reserve of 8,666,017 shares and there were 5,109,326 shares available for future grants.