Form 10-Q
period 2015-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2015-05-13
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number:

001-37348

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

As of May 5, 2015, 26,053,304 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,971,466	$6,262,445
Prepaid expenses	210,751	270,556

Total current assets	5,182,217	6,533,001

Restricted cash	13,730	13,728
Property and equipment, net	50,400	54,044

Total assets	$5,246,347	$6,600,773

LIABILITIES, PREFFERED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,298	$344,160
Accrued expenses	293,989	249,491
Notes payable-current	72,487	144,389

Total current liabilities	554,774	738,040

Total liabilities	554,774	738,040

Commitments and Contingencies

Stockholders’ equity
Preferred Stock $0.0001 par value: 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—

Common stock, $0.0001 par value; 150,000,000 shares authorized, 26,003,304 and 25,938,332 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,600	2,594

Additional paid-in capital	10,651,766	10,287,214
Accumulated deficit	(5,962,793)	(4,427,075)

Total stockholders’ equity	4,691,573	5,862,733

Total liabilities, preferred stock and stockholders equity	$5,246,347	$6,600,773

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$723,430	$61,917
General and administrative	811,869	43,728

Total operating expenses	1,535,299	105,645

Operating loss	(1,535,299)	(105,645)

Other expense:
Interest expense	(979)	(11,163)
Interest income	560	45
Change in fair value of warrant liability	—	1,518
Foreign currency exchange loss	—	(734)

Other expense, net	(419)	(10,334)

Net loss	$(1,535,718)	$(115,979)

Net loss per share, basic and diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	25,871,796	6,964,788

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,535,718)	$(115,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	301,958	5,372
Depreciation	5,371	—
Loss on foreign exchange	—	734
Changes in fair value of derivative warrant liability	—	(1,518)
Non-cash interest expense	—	11,163
Changes in operating assets and liabilities:
Increase in restricted cash	(2)	—
(Increase) decrease in prepaid expenses	59,805	(27,688)
Increase (decrease) in accounts payable	(155,862)	7,445
Increase (decrease) in accrued expenses	44,498	(19,509)

Net cash used in operating activities	(1,279,950)	(139,980)

Cash flows from investing activities:
Purchases of property and equipment	(1,727)	—

	(1,727)	—

Cash flows from financing activities:
Principal payments on notes payable	(71,902)	—
Proceeds from issuance of common stock	62,600	—

Net cash used in financing activities	(9,302)	—

Net decrease in cash and cash equivalents	(1,290,979)	(139,980)
Cash and cash equivalent at beginning of the period	6,262,445	303,020

Cash and cash equivalent at end of the period	$4,971,466	$163,040

Supplemental disclosure of cash flow information and non cash transactions:
Cash paid during the period for interest	$979	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“CPHI” or “the Company”) is a clinical stage biopharmaceutical company, focused on the development and commercialization of therapeutics to treat rare life-threatening, rare inflammatory fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Reverse Acquisition

JB Therapeutics Inc. (“JB Therapeutics”), was incorporated on April 24, 2009 under the laws of the State of Delaware. CPHI was incorporated on December 18, 2013 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics Inc. completed a reverse acquisition with CPHI. Upon the consummation of the reverse acquisition, JB Therapeutics became a wholly-owned subsidiary of CPHI and changed its name to Corbus Pharmaceuticals, Inc. CPHI continues to operate the business of Corbus Pharmaceuticals, Inc. All the references to the “Company” for activities prior to the reverse merger are to JB Therapeutics activities.

As part of the reverse acquisition, CPHI issued 9,000,000 shares of common stock to holders of JB Therapeutics common and preferred stock in exchange for a total of 5,964,649 common shares outstanding on an as converted basis. In addition, the holders of warrants to purchase common stock of JB Therapeutics received warrants, or the Replacement Warrants, to purchase 377,839 shares of CPHI common stock with an exercise price of ranging from $0.60 to $0.66. In addition, holders of JB Therapeutics Series A preferred stock received warrants to purchase 917,612 shares of common stock of CPHI. Finally, holders of outstanding options of JB Therapeutics received, in substitution for such options, options made pursuant to the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan to purchase an aggregate of 905,334 shares of CPHI common stock with exercise prices ranging from $0.11 to $0.17 per share. All share and per share amounts presented in these consolidated financial statements for the years ended December 31, 2014 and 2013 have been retroactively restated to reflect the 1.5089 exchange ratio of JB Therapeutics shares for CPHI shares in the reverse acquisition. Immediately prior to the reverse acquisition, CPHI had 6,000,000 shares outstanding.

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

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

2.	LIQUIDITY

The Company has incurred recurring losses since inception and as of March 31, 2015, had an accumulated deficit of approximately $5,963,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand of $4,971,000 to be sufficient to meet its operating and capital requirements through at least the end of 2015. We will need to raise significant additional capital to fund the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Prior to the registration of its common stock and the subsequent listing of the common stock on the OTC.QB, the Company had granted stock options at exercise prices not less than the fair value of its common stock as determined by the board of directors, with input from management. The Company’s board of directors determined the estimated fair value of the common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the historic prices at which the Company sold shares of preferred stock.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At March 31, 2015 and December 31, 2014, cash equivalents were comprised of money market funds. The Company had no marketable investments at March 31, 2015 and December 31, 2014. Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2015	2014
Cash	$52,081	$10,974
Money market fund	4,919,385	6,251,471

	$4,971,466	$6,262,445

Restricted Cash

As of March 31, 2015, the Company had restricted cash of $13,730 due to a stand-by letter of credit in favor of a landlord (See Note 5).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to the market terms.

Property and Equipment

Property and Equipment consists of the following:

	March 31,	December 31,
	2015	2014
Computer hardware and software	$18,955	$17,179
Office furniture and equipment	27,960	27,960
Leasehold improvements	19,310	19,310
Less: accumulated depreciation	(15,825)	(10,405)

Property and equipment, net	$50,400	$54,044

The estimated life for all property and equipment is 3 years.

Research and Development Expenses

Costs incurred for research and development are expensed as incurred. To date, the Company has recorded payments received from research and development grants and awards as a reduction in research and development on the Statement of Operations.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, rare inflammatory fibrotic diseases. As of March 31, 2015 and December 31, 2014, all of the Company’s assets were located in the United States.

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

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2015 or December 31, 2014.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2015 and 2014.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of the Company’s common stock has been computed by dividing the net loss for the period by the weighted average number of shares of the Company’s common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	(1,535,718)	(115,979)

Net loss applicable to common stockholders	(1,535,718)	(115,979)

Weighted average shares of common stock outstanding	25,871,796	6,964,788

Net loss per share of common stock-basic and diluted	$(0.06)	$(0.02)

The following potentially dilutive securities outstanding at March 31, 2015 and 2014 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	March 31,
	2015	2014
Warrants	13,647,848	329,617
Prefered stock	—	1,835,212
Stock options	3,698,848	905,334

	17,346,696	3,070,163

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We do not expect the adoption of this guidance will have a material impact on our financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company had no assets or liabilities classified as Level 1 or Level 2. Certain warrants issued for professional services (Note 10) were classified as Level 3. The fair values of these instruments were determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the three months ended March 31, 2015 and 2014 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company had valued certain warrants as a derivative liability at March 31, 2014 and used the Black-Scholes option pricing model to estimate fair value at March 31, 2014 and used the contractual life according to the remaining terms of the warrants and the following assumptions:

As of March 31, 2014
Risk free interest rate	1.40%
Expected dividend yield	0%
Contractual term	4.22
Expected volatility	87%

Due to a modification in the terms of these warrants (See Note 11), the derivative liability was reclassified at June 30, 2014 to Additional Paid in Capital. As of March 31, 2015 and December 31, 2014 there were no derivative warrant liabilities.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2013	$—	$—	$18,414	$18,414
Change in fair value of the derivative warrant liability	—	—	1,518	1,518
Reclassification of derivative warrant liability	—	—	—	—

Derivative warrant liability at March 31, 2014	$—	$—	$19,932	$19,932

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014 and is for a three year term. The lease also requires a standby letter of credit of $13,730 payable in favor of the landlord (See Note 3).

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2015, the future minimum rent commitments are as follows for the years ended December 31:

2015 (remainder of year)	$41,773
2016	56,511
2017	28,464

Total	$126,748

Total rent expense for the three months ended March 31, 2015, was $13,725. There was no rent expense incurred for the three months ended March 31, 2014.

6.	NOTES PAYABLE

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulate equal monthly payments of principal and interest payments of $24,293 over an eight month period. Interest accrues on this loan at annual rate of 3.25%.

From 2010 through 2013, the Company entered into notes payable agreements with vendors in lieu of making payments due on accounts payable to these vendors. Interest accrued on interest bearing notes payables at an annual rate of 7% with accrued interest and principal due at maturity.

The Company had a note payable outstanding to a vendor as of March 31, 2014 which has no stated interest rate; however the Company had imputed interest cost at a rate of 7% for this note payable but the Company reached an agreement with the vendor to pay off this note payable with no interest.

Interest expense for three months ended March 31, 2015 and 2014 totaled $979 and $11,163, respectively.

Notes payable consisted of the following:

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

	March 31,	December 31,
	2015	2014
Notes payable	$72,487	$144,389
Less: current portion	(72,487)	(144,389)

	$—	$—

7.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 26,003,304 shares and 25,938,332 shares were issued and outstanding as of March 31, 2015 and 2014 respectively.

During the three months ended March 31, 2015, the Company issued 64,972 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $62,600.

8.	STOCK OPTIONS

In 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. On January 1, 2015, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 1,815,683 shares. As of March 31, 2015, there was a total of 8,666,017 shares reserved under the 2014 plan and there were 4,879,478 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to 10 years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2015 and 2014, the Company recorded non-cash, stock-based compensation expense of $301,958 and $5,372, respectively, net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also considered the volatility of its own common stock. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

	Three months ended March 31,
	2015	2014
Risk free interest rate	1.86%	1.97%

Expected dividend yield	0%	0%
Expected term in years	9.87	6.25
Expected volatility	101.50%	92.00%
Estimated forfeiture rate	0.34%	20.00%

A summary of option activity for the three months ended March 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Outstanding at December 31, 2014	3,556,691	$0.83
Granted	145,000	$2.78
Exercised	(2,843)	$0.17

Outstanding at March 31, 2015	3,698,848	$0.91	8.75	$7,057,231

Vested at March 31, 2015	817,015	$0.43	7.16	$1,948,425

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 was $2.78 per share. The total fair value of options that were vested at March 31, 2015 was $1,948,325. As of March 31, 2015 there was approximately $1,931,000 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.27 years at March 31, 2015.

9.	DERIVATIVE INSTRUMENTS

The Company issued warrants in 2013 for the purchase of 301,778 shares of common stock, which had provisions that included anti-dilution protection, cashless exercise provisions and, under certain conditions, granted holders the right to request the Company repurchase the warrant. Accordingly, these warrants were considered derivative instruments and as of March 31, 2014, the fair value of $18,414 was recorded respectively as a derivative warrant liability. On June 30, 2014, these warrant agreements were modified to eliminate the anti-dilution protection and accordingly these warrants were no longer considered a derivative liability and the fair value of $48,380 shares was reclassified and charged as an addition to Additional-Paid in Capital.

To value the derivative warrant liability, the Company used the Black-Scholes option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments were recognized in the Condensed Statement of Operations as gain or loss on change in fair value of warrant liability. There was a gain on change in fair value of the warrant liability of $1,518 recognized for the three months ended March 31, 2014.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

10.	WARRANTS

At March 31, 2015 there were warrants outstanding to purchase 13,647,848 shares with a weighted average exercise price of $0.99 and a weighted average remaining life of 4.3 years. During the three months ended March 31, 2015, warrants to purchase 62,129 shares of common stock were exercised.

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

In connection with a private placement in 2014, the Company issued warrants to investors and former holders of Series A Convertible Preferred Stock to purchase an aggregate of 11,177,612 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants have a provision that permits the Company to call and redeem the warrants after a thirty day notice period if the stock trades at $2.50 or greater on a volume weighted average basis for at least twenty consecutive trading days. In addition, the Company issued warrants to the Placement Agent to purchase 2,047,000 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants contain a cashless exercise feature and the fair value of the warrants was recorded as a stock issuance cost and net against the gross proceeds received.

11.	RELATED PARTY TRANSACTIONS

In August 2014, the Company issued a warrant to a vendor in connection with a debt settlement for the purchase of 162,539 shares of common stock exercisable at $1.00 per share with a five year term. The Company estimated the fair value of the warrant to be $55,000 based on a Black-Sholes valuation and charged Additional-Paid in Capital.

In connection with the formation of Corbus Pharmaceutical Holdings, Inc. in December 2013, certain affiliates of Aegis Capital Corp. (the “Placement Agent”) and certain other parties not affiliated with the Company or the Placement Agent subscribed for an aggregate of 6,000,000 shares of common stock for which they paid an aggregate of $120,000 ($0.02 per share), including David Hochman, one of our directors who purchased 450,000 shares of common stock and whose family trust purchased 90,000 shares of common stock.

Following the initial closing of the 2014 private placement, which took place on April 11, 2014, the Placement Agent has a right to appoint one member of our board of directors for a two-year term (the “Aegis Nominee”). David Hochman was appointed as the Aegis Nominee.

On March 21, 2014, we entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement became effective upon closing of the Merger and provided that Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. For the three months ended March 31, 2015 the Company paid Orchestra $15,000. The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

12.	SUBSEQUENT EVENTS

On April 20, 2015, the Company entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award will help support a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug Resunab in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, the Company was entitled to receive $1,250,000. The remainder of the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement. Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of Resunab in the Field of Use (as defined in the Award agreement) including a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of Resunab, the first of which is due within 90 days following the first commercial sale of Resunab. The Company is also obligated to make a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of Resunab in the Field of Use exceed $500 million. Lastly, the Company is obligated to make royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses Resunab in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement.

On April 16, 2015, the Company commenced trading on the Nasdaq Capital Market under the symbol “CRBP”. As a result of the up listing from the OTC.QB to the Nasdaq Capital Market, the Company’s board of directors abandoned its prior authorization for a reverse stock split.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our lack of operating history and history of operating losses;

•	our current and future capital requirements and our ability to satisfy our capital needs;

•	our ability to complete required clinical trials of our product and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements; and

•	our ability to adequately support growth.

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

Financial Operations Overview

We are a clinical stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through March 31, 2015, our losses from operations have been approximately $6.0 million. Our net losses for the three months ended March 31, 2015 was approximately $1,536,000. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Research and Development.

Research and development expenses for the three months ended March 31, 2015 totaled approximately $723,000, an increase of approximately $661,000 over the $62,000 recorded for the three months ended March 31, 2014. The increase was primarily attributable to increases of approximately $107,000 for the manufacturing of Resunab for clinical trials, $71,000 for consulting fees, $129,000 for clinical trial costs, $207,000 for compensation costs, $41,000 for stock-based compensation costs, and $19,000 for recruiting costs.

General and Administrative.

General and administrative expense for the three months ended March 31, 2015 totaled approximately $812,000 an increase of approximately $768,000 over the $44,000 recorded for the three months ended March 31, 2014. The increase was primarily attributable to increases of approximately $145,000 for compensation costs related to new employees, $92,000 for investor relations costs, $90,000 for legal and accounting costs, $256,000 for stock-based compensation costs, and $36,000 for Board of Director costs, and $70,000 for insurance costs.

Other Expense

Other expense for the three months ended March 31, 2015 totaled approximately $500 a decrease of $9,500 over the $10,000 recorded for the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in interest expense of $10,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31 2015, our accumulated deficit since inception was approximately $5,963,000.

At March 31, 2015, we had total current assets of approximately $5,182,000 and current liabilities of approximately $555,000 resulting in working capital of $4,627,000. At March 31, 2015, we had total assets of approximately $5,246,000 and total liabilities of approximately $555,000, resulting in a stockholders’ equity of approximately $4,692,000.

Net cash used in operating activities for the three months ended March 31, 2015 was approximately $1,280,000, which includes cash used from a net loss of approximately $1,485,000, non-cash expenses of approximately $307,000, $60,000 of cash provided from a decrease in prepaid expenses and $111,000 of cash used from a net decrease in accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2015 totaled approximately $2,000 for the purchase of property and equipment.

Cash used from financing activities for the three months ended March 31, 2015 totaled approximately $9,000, which included $72,000 from the principal payments on notes payable partially offset by $63,000 from the issuance of common stock from the exercise of stock options and warrants.

At March 31, 2015, we had total debt outstanding of approximately $72,000, which matures and is payable in 2015.

At March 31, 2015, we had a cash balance of $4,971,000. We expect our current cash on hand to be sufficient to meet our operating and capital requirements until at least through the end of 2015. We will need to raise significant additional capital to fund the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

On May 30, 2014, we signed a three-year lease with a commencement date of July 1, 2014, at an annual cost of $54,900. We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2015, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

PART II — OTHER INFORMATION

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

We are a clinical stage biopharmaceutical company with a limited operating history. We must obtain FDA clearance of our Investigational New Drug applications, or INDs, before clinical trials can commence, and must receive regulatory approval of our New Drug Applications, or NDAs, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize Resunab. We have been engaged in developing Resunab since 2009. To date, we have not generated any revenue from Resunab and we expect to incur significant expense to complete our clinical program for Resunab in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of Resunab in any indication in the United States or internationally. Even if we are able to commercialize Resunab or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the three months ended March 31, 2015 and the year ended December 31, 2014 were approximately $1,536,000 and $2,540,000, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $5,963,000.

If we were to obtain FDA approval for Resunab, we would expect that our research and development expenses will continue to increase as we advance to clinical trials for indications for the treatment of cystic fibrosis and scleroderma. We may elect to pursue FDA approval for Resunab in other indications, which will result in significant additional research and development expenses. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses will increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

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

Our only product candidate currently is Resunab, which has successfully completed Phase I safety studies but has not yet entered into Phase II clinical studies for cystic fibrosis or scleroderma. We do not generate revenues from any FDA approved drug products and have no other product candidates in development. We submitted an IND to the FDA seeking approval to initiate Phase IIa clinical trials in humans in the United States for the treatment of scleroderma on February 5, 2015. On March 5, 2015, we received FDA authorization to initiate the scleroderma clinical trial. We have also submitted an additional IND with the cystic fibrosis clinical protocol to the FDA that will need to be cleared by the FDA before we can commence Phase IIa clinical trials for cystic fibrosis. We may not be able to commence human clinical trials in scleroderma and cystic fibrosis during the second quarter of 2015. The FDA may reject the IND and clinical protocol for cystic fibrosis at any time during the 30 day period following the IND submission. If the IND and the clinical protocol for cystic fibrosis is rejected, the time in which we expect to commence our Phase II clinical program for cystic fibrosis will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our Phase II clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA for any indication. We note that most drug candidates never reach the clinical development stage and even those that do reach clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of Resunab, which may never occur.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize Resunab and generate revenue. Adverse regulatory action, whether pre-or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

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

Our potential competitors both in the United States and Europe include companies developing and/or marketing drugs for cystic fibrosis, including Vertex, Nivalis Therapeutics, Inc. and PTC Therapeutics (NasdaqGS: PTCT), as well as companies working in the scleroderma field, including Bristol-Myers Squibb and Sanofi.

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

We currently have eight employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Resunab and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Our officers, directors, and five percent stockholders collectively own approximately 54.8 % of our outstanding shares of common stock. In addition, these stockholders entered into a voting agreement in connection with the Merger, whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described herein. As a result, such entities and individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders (including investors in this Offering) with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Presently, our common stock is traded on the Nasdaq Capital Market and we are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market:

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

We are currently listed on the Nasdaq Capital Market. If we are unable to maintain listing of our securities on the Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Historically, our common stock was quoted on the OTC.QB, which provides significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market). On April 13, 2015, our common stock was approved for trading on the Nasdaq Capital Market and trading commenced on April 16, 2015 under the symbol “CRBP”. Although currently listed on the Nasdaq Capital Market, there can be no assurance that we will continue to meet the exchange’s minimum listing requirements or those of any other national exchange. In addition, there can be no assurances that a liquid market will be created for our common stock. If we are unable to maintain listing on the Nasdaq Capital Market or if a liquid market for our common stock does not develop, our common stock may remain thinly traded.

The Listing Rules of the Nasdaq Capital Market require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and general investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

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

Future sales of shares by existing stockholders could cause our stock price to decline.

As of March 31, 2015, we had outstanding options to purchase an aggregate of 3,698,848 shares of our common stock at a weighted average exercise price of $0.91 per share and warrants to purchase an aggregate of 13,647,848 shares of our common stock at a weighted average exercise price of $0.99 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we only have seven full time employees which results in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

 None.

Item 4.	Mine Safety Disclosures.

 Not applicable.

Item 5.	Other Information.

 None.

Item 6.	Exhibits.

EXHIBIT INDEX

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

10.1	Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company.*#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) (filed herein).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) (filed herein).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
#	Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 13, 2015	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)