Form 10-Q
period 2015-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2015-08-13
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2015.

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

As of August 6, 2015, 31,990,364 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,243,153	$6,262,445
Prepaid expenses	249,143	270,556

Total current assets	9,492,296	6,533,001

Restricted cash	13,730	13,728
Property and equipment, net	58,725	54,044

Total assets	$9,564,751	$6,600,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$144,389
Accounts payable	1,069,213	344,160
Accounts payable-related party	200,000	—
Accrued expenses	390,038	249,491
Deferred revenue, current	681,616	—

Total current liabilities	2,340,867	593,651

Deferred revenue, non-current	454,748	—

Total liabilities	2,795,615	593,651

Commitments and Contingencies

Stockholders’ equity
Preferred Stock $0.0001 par value: 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—

Common stock, $0.0001 par value; 150,000,000 shares authorized, 30,745,627 and 25,938,332 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,075	2,594

Additional paid-in capital	15,291,395	10,287,214
Accumulated deficit	(8,525,334)	(4,427,075)

Total stockholders’ equity	6,769,136	5,862,733

Total liabilities and stockholders’ equity	$9,564,751	$6,456,384

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$113,636	$—	$113,636	$—

Operating expenses:
Research and development	1,707,256	169,443	2,430,686	231,360
General and administrative	969,076	294,854	1,780,945	338,582

Total operating expenses	2,676,332	464,297	4,211,631	569,942

Operating loss	(2,562,696)	(464,297)	(4,097,995)	(569,942)

Other expense:
Interest expense	(393)	(11,232)	(1,372)	(22,395)
Interest income	548	578	1,108	623
Change in fair value of warrant liability	—	(29,966)	—	(28,448)
Foreign currency exchange loss	—	309	—	(425)

Other income (expense), net	155	(40,311)	(264)	(50,645)

Net loss	$(2,562,541)	$(504,608)	$(4,098,259)	$(620,587)

Net loss per share, basic and diluted	$(0.10)	$(0.02)	$(0.16)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	26,901,100	22,071,172	26,434,174	14,532,561

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,098,259)	$(620,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	602,863	26,412
Depreciation	11,541	180
Loss on foreign exchange	—	425
Changes in fair value of derivative warrant liability	—	28,448
Non-cash interest expense	—	22,395
Changes in operating assets and liabilities:
Increase in restricted cash	(2)	—
(Increase) decrease in prepaid expenses	21,413	(20,207)
Increase in accounts payable	925,053	27,193
Increase in deferred revenue	1,136,364	—
Increase in accrued expenses	140,547	74,078

Net cash used in operating activities	(1,260,480)	(461,663)

Cash flows from investing activities:
Purchases of property and equipment	(16,222)	(8,009)

	(16,222)	(8,009)

Cash flows from financing activities:
Principal payments on notes payable	(144,389)	—
Proceeds from issuance of common stock	4,401,799	8,670,824

Net cash provided by financing activities	4,257,410	8,670,824

Net increase in cash and cash equivalents	2,980,708	8,201,152
Cash and cash equivalent at beginning of the period	6,262,445	303,020

Cash and cash equivalent at end of the period	$9,243,153	$8,504,172

Supplemental disclosure of cash flow information and non cash transactions:
Conversion of Series A preferred stock into common stock	$—	$1,108,609
Cash paid during the period for interest	$1,108	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“CPHI” or “the Company”) is a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and the results of its operations and cash flows for the three and six months ended June 30, 2015 and 2014. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 10, 2015. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company has incurred recurring losses since inception and as of June 30, 2015, had an accumulated deficit of approximately $8,525, 000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand of $9,243,000, together with the expected proceeds from the exercise of warrants and the achievement of certain milestones related to the development award from the Cystic Fibrosis Foundation (see Note 13), to be sufficient to meet its operating and capital requirements into the fourth quarter of 2016. We will need to raise significant additional capital to fund the clinical trials for Resunab ™. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

Prior to the registration of its common stock and the subsequent public listing of the common stock, the Company had granted stock options at exercise prices not less than the fair value of its common stock as determined by the board of directors, with input from management. The Company’s board of directors determined the estimated fair value of the common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the historic prices at which the Company sold shares of preferred stock.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At June 30, 2015 and December 31, 2014, cash equivalents were comprised of money market funds. The Company had no marketable investments at June 30, 2015 and December 31, 2014. Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2015	2014
Cash	$218,084	$10,974
Money market funds	9,025,069	6,251,471

	$9,243,153	$6,262,445

Restricted Cash

As of June 30, 2015, the Company had restricted cash of $13,730 due to a stand-by letter of credit in favor of a landlord (see Note 5).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to the market terms.

Property and Equipment

Property and Equipment consists of the following:

	June 30,	December 31,
	2015	2014
Computer hardware and software	$26,152	$17,179
Office furniture and equipment	35,209	27,960
Leasehold improvements	19,310	19,310
Less: accumulated depreciation	(21,946)	(10,405)

Property and equipment, net	$58,725	$54,044

The estimated life for all property and equipment is three years.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred. For research grants prior to 2015, the Company had recorded payments received from research and development grants and awards as a reduction in research and development on the Statement of Operations. For the development award received from the Cystic Fibrosis Foundation (note 12) the Company is recognizing revenue under a collaborative research agreement. The research grants prior to 2015 were immaterial, therefore they were not re-classified to revenue.

On April 20, 2015, the Company entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) (see Note 13). The Company is recognizing revenue from the award agreement under a collaborative research agreement. Pursuant to the terms of this agreement, the Company received a payment of $1,250,000 upon signing the agreement and is entitled to potential milestone payments totaling $3,750,000 dependent upon the achievement of certain milestones. For this agreement and future collaborative research agreements revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectability of the resulting receivable is reasonably assured, and the Company has fulfilled its performance obligations under the contract. The Company is amortizing the $1,250,000 payment and future milestone payments on a straight-line basis over the expected duration of the performance period of the development program under the award which is expected to conclude in March 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, rare inflammatory fibrotic diseases. As of June 30, 2015 and December 31, 2014, all of the Company’s assets were located in the United States.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2015 or December 31, 2014.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2015 and 2014.

Share-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model for employees and non-employees. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for stock options granted to non-employees on a fair value basis which is estimated using the Black-Scholes option pricing model. The initial non-cash charge to operations for non-employee options is revalued at the end of each reporting period until vested and recognized as expense over the related vesting period.

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

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	(2,562,541)	(504,608)

Net loss applicable to common stockholders	(2,562,541)	(504,608)

Weighted average shares of common stock outstanding	26,901,100	22,071,172

Net loss per share of common stock-basic and diluted	$(0.10)	$(0.02)

	Six Months Ended June 30,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	(4,098,259)	(620,587)

Net loss applicable to common stockholders	(4,098,259)	(620,587)

Weighted average shares of common stock outstanding	26,434,174	14,532,561

Net loss per share of common stock-basic and diluted	$(0.16)	$(0.04)

The following potentially dilutive securities outstanding at June 30, 2015 and 2014 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	June 30,
	2015	2014
Warrants	8,896,848	13,602,451
Stock options	3,716,170	1,596,882

	12,613,018	15,199,333

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

Six Months Ended June 30, 2015

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company had no assets or liabilities classified as Level 1 or Level 2. Certain warrants issued for professional services (Note 10) were classified as Level 3. The fair values of these instruments were determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the three months ended June 30, 2015 and 2014 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company had valued certain warrants as a derivative liability at June 30, 2014 and used the Black-Scholes option pricing model to estimate fair value at June 30, 2014 and used the contractual life according to the remaining terms of the warrants and the following assumptions:

As of June 30, 2014
Risk free interest rate	1.25%
Expected dividend yield	0%
Contractual term	3.97
Expected volatility	66%

Due to a modification in the terms of these warrants, the derivative liability was reclassified at June 30, 2014 to Additional Paid in Capital. As of June 30, 2015 and December 31, 2014 there were no derivative warrant liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2013	$—	$—	$19,932	$19,932
Change in fair value of the derivative warrant liability	—	—	28,448	28,448
Reclassification of derivative warrant liability	—	—	(48,380)	(48,380)

Derivative warrant liability at June 30, 2014	$—	$—	$—	$—

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014 and is for a three year term. The lease also requires a standby letter of credit of $13,730 payable in favor of the landlord (see Note 3-Restricted Cash).

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2015, the future minimum rent commitments are as follows for the years ended December 31:

2015 (remainder of year)	$28,048
2016	56,511
2017	28,464

Total	$113,023

Total rent expense for the three months and six months ended June 30, 2015, was $13,725 and $27,450, respectively. Total rent expense for each of the three months and six months ended June 30, 2014, was $8,100.

6.	NOTES PAYABLE

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulate equal monthly payments of principal and interest payments of $24,293 over an eight month period. Interest accrues on this loan at annual rate of 3.25%. This loan was fully repaid as of June 30, 2015.

The Company had a note payable outstanding to a vendor as of June 30, 2014 which has no stated interest rate; however the Company had imputed interest cost at a rate of 7% for this note payable but the Company reached an agreement with the vendor to pay off this note payable with no interest.

Interest expense for three months and six months ended June 30, 2015 totaled $393 and $1,372, respectively. Interest expense for three months and six months ended June 30, 2014 totaled $11,232 and $22,395, respectively.

Notes payable consisted of the following:

	June 30,	December 31,
	2015	2014
Notes payable	$—	$144,389
Less: current portion	—	(144,389)

Long term portion	$—	$—

7.	DEFERRED REVENUE

During the three months ended June 30, 2015, the Company received $1,250,000 upon signing the CFFT award agreement (see Notes 3 and 13). The Company recorded the $1,250,000 as deferred revenue. The Company is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period for the development program which is expected to conclude during the first quarter of 2017. The Company recorded $113,636 of revenue for both the three and six months ended June 30, 2015. Deferred revenue consists of the following:

	June 30,	December 31,
	2015	2014
Deferred revenue	$1,136,364	$—
Less: current portion	681,616	—

Long term portion	$454,748	$—

8.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 30,745,627 shares and 25,938,332 shares were issued and outstanding as of June 30, 2015 and December 31, 2014 respectively.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, the Company issued 4,807,295 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of approximately $4,402,000 from these exercises.

9.	STOCK OPTIONS

In 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. On January 1, 2015, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 1,815,683 shares. As of June 30, 2015, there was a total of 8,666,017 shares reserved for issuance under the 2014 plan and there were 4,829,135 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to 10 years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months and six months ended June 30, 2015 the Company recorded non-cash, stock-based compensation expense of $300,905 and $602,863, respectively, net of estimated forfeitures. For stock options issued and outstanding for the three and six months ended June 30, 2014, the Company recorded non-cash, stock-based compensation expense of $21,040, $26,412 respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	Six Months Ended June 30,
	2015	2014
Risk free interest rate	1.98%	1.94%

Expected dividend yield	0%	0%
Expected term in years	8.59	6.25
Expected volatility	97%	91.59%
Estimated forfeiture rate	0.65%	20.00%

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

A summary of option activity for the six months ended June 30, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2014	3,556,691	$0.83
Granted	192,500	$2.91
Exercised	(33,021)	$0.11		$95,108

Outstanding at June 30, 2015	3,716,170	$0.95	8.49	$7,949,972

Vested June 30, 2015	1,219,696	$0.67	7.65	$2,940,369

The weighted average grant-date fair value of options granted during the six months ended June 30, 2015 was $2.91 per share. As of June 30, 2015, there was approximately $1,787,899 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.22 years.

10.	DERIVATIVE INSTRUMENTS

The Company issued warrants in 2013 for the purchase of 301,778 shares of common stock, which had provisions that included anti-dilution protection, cashless exercise provisions and, under certain conditions, granted holders the right to request the Company repurchase the warrant. Accordingly, these warrants were considered derivative instruments and as of June 30, 2014, the fair value of $18,414 was recorded respectively as a derivative warrant liability. On June 30, 2014, these warrant agreements were modified to eliminate the anti-dilution protection and accordingly these warrants were no longer considered a derivative liability and the fair value of $48,380 shares was reclassified and charged as an addition to Additional-Paid in Capital.

To value the derivative warrant liability, the Company used the Black-Scholes option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments were recognized in the Condensed Statement of Operations as gain or loss on change in fair value of warrant liability. There was a loss on change in fair value of the warrant liability of $28,448 recognized for the six months ended June 30, 2014.

11.	WARRANTS

At June 30, 2015, there were warrants outstanding to purchase 8,896,848 shares of common stock with a weighted average exercise price of $0.99 and a weighted average remaining life of four years. During the six months ended June 30, 2015, warrants to purchase 4,598,129 shares of common stock were exercised for net proceeds (see Note 8) of approximately $4,398,000. Additionally, in accordance with the warrant agreements, warrants to purchase 215,000 shares of common stock were exercised in cashless exercises resulting the issuance of 176,145 shares. There were no warrants issued or cancelled during the six months ended June 30, 2015.

12.	RELATED PARTY TRANSACTIONS

In connection with the formation of Corbus Pharmaceutical Holdings, Inc. in December 2013, certain affiliates of Aegis Capital Corp. (“Aegis” or the “Placement Agent”) and certain other parties not affiliated with the Company or the Placement Agent subscribed for an aggregate of 6,000,000 shares of common stock for which they paid an aggregate of $120,000 ($0.02 per share), including David Hochman, one of our directors who purchased 450,000 shares of common stock and whose family trust purchased 90,000 shares of common stock.

Following the initial closing of the 2014 private placement, which took place on April 11, 2014, the Placement Agent has a right to appoint one member of our board of directors for a two-year term (the “Aegis Nominee”). David Hochman was appointed as the Aegis Nominee.

On June 21, 2014, we entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra rendered a variety of consulting and advisory

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

The Company entered into a non-exclusive financial advisory agreement with Aegis under which the Company agreed to pay Aegis $200,000 upon the execution of the agreement, which commenced on June 1, 2015 and expires on November 30, 2015.

13.	DEVELOPMENT AWARD

On April 20, 2015, the Company entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award will help support a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug Resunab in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 (Notes 3 and 7). The remainder of the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of Resunab in the Field of Use (as defined in the Award agreement) including a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of Resunab, the first of which is due within 90 days following the first commercial sale of Resunab. The Company is also obligated to make a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of Resunab in the Field of Use exceed $500 million. Lastly, the Company is obligated to make royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses Resunab in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement. The $1,250,000 million payment the Company received during the three months ended June 30, 2015 was recorded as deferred revenue. The Company is amortizing the $1,250,000 payment and future milestone payments on a straight-line basis over the expected duration of the performance period of the development program under the award which is expected to conclude in March 2017 (see Note 7).

14.	SUBSEQUENT EVENTS

On July 27, 2015, pursuant to the terms of the Company’s outstanding warrants issued to investors in a 2014 private placement, the Company issued a notice of redemption to such holders (see Note 10). Pursuant to a notice of redemption mailed to the affected warrant holders (the “Holders”) on July 27, 2015, the Holders may exercise their warrants at an exercise price of $1.00 per share until 5:00 p.m. Eastern Time on August 26, 2015 (the “Redemption Date”). After the Redemption Date, the Holders will no longer be entitled to exercise their warrants for common stock and will have no rights, except to receive the redemption price of $0.0001 per warrant.

The Company estimates that if all of the warrants are exercised prior to the Redemption Date, the Company will receive gross proceeds of up to approximately $6.2 million. The Company has engaged Aegis to act as the Company’s warrant solicitation agent and will pay a fee of 5% of the gross proceeds derived from the exercise of the warrants to Aegis.

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

Overview

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases wit. Our product Resunab™ is a novel oral anti-inflammatory drug that has commenced Phase IIa clinical trials for the treatment of dermatomyositis and has received clearance from the U.S. Food and Drug Administration (the “FDA”) to initiate Phase 2 clinical trials for the treatment of cystic fibrosis and systemic sclerosis. We have been granted orphan drug status by the FDA for Resunab for the treatment of diffuse scleroderma and will be seeking orphan drug status for cystic fibrosis and dermatomyositis. Orphan drug status provides seven years of market exclusivity in the United States under the Orphan Drug Act.

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

Warrant Redemption

On July 27, 2015, we issued a notice of redemption to investors holding outstanding warrants issued to investors in a 2014 private placement. We estimate that if all of such warrants are exercised, the Company will receive gross proceeds of up to approximately $6.2 million.

Uplisting to the NASDQ Capital Market

Our common stock began trading on The Nasdaq Capital Market under the symbol “CRBP” on April 16, 2015.

Financial Operations Overview

We are a clinical stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through June 30, 2015, our losses from operations have been approximately $8.5 million. Our net loss for the six months ended June 30, 2015 was approximately $4,098,000. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially through the balance of 2015 and in the future in connection with our ongoing activities, as we:

•	conduct clinical trials for Resunab in scleroderma, cystic fibrosis, dermatomyositis and other indications;

•	continue our research and development efforts;

•	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	add personnel to support development of our product candidates; and

•	operate as a public company.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Collaboration revenue

Collaboration revenue totaled approximately $114,000 for the three months ended June 30, 2015. We did not have any revenue from collaborative research agreements in 2014.

Research and Development.

Research and development expenses for the three months ended June 30, 2015 totaled approximately $1,707,000 an increase of approximately $1,538,000 over the $169,000 recorded for the three months ended June 30, 2014. The increase was primarily attributable to increases of approximately $290,000 for the manufacturing of Resunab for clinical trials, $82,000 for consulting fees, $888,000 for clinical trial costs, $214,000 for compensation costs, $45,000 for stock-based compensation costs, and $17,000 for recruiting costs.

General and Administrative.

General and administrative expense for the three months ended June 30, 2015 totaled approximately $969,000 an increase of approximately $674,000 over the $295,000 recorded for the three months ended June 30, 2014. The increase was primarily attributable to increases of approximately $76,000 for investor relations costs, $101,000 of costs associated with our uplisting to the NASDAQ Capital Market, $90,000 for legal and accounting costs, $251,000 for stock-based compensation costs and $65,000 for insurance costs.

Other Income (Expense)

Other income for the three months ended June 30, 2015 totaled approximately $155, a decrease of approximately $40,000 over the $(40,000) of other expense recorded for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in interest expense of $10,000 and a $30,000 change in the fair value of the warrant liability recorded in 2014

Comparison of Six Months Ended June 30, 2015 and 2014

Collaboration revenue

Collaboration revenue totaled approximately $114,000 for the six months ended June 30, 2015. We did not have any revenue from collaborative research agreements in 2014.

Research and Development.

Research and development expenses for the six months ended June 30, 2015 totaled approximately $2,431,000 an increase of approximately $2,200,000 over the $231,000 recorded for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $405,000 for the manufacturing of Resunab for clinical trials, $138,000 for consulting fees, $1,088,000 for clinical trial costs, $383,000 for compensation costs, $90,000 for stock-based compensation costs, and $37,000 for recruiting costs.

General and Administrative.

General and administrative expense for the six months ended June 30, 2015 totaled approximately $1,781,000 an increase of approximately $1,442,000 over the $339,000 recorded for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $196,000 for investor relations costs, $101,000 of costs associated with our uplisting to the NASDAQ Capital Market, $194,000 for legal and accounting costs, $497,000 for stock-based compensation costs, $102,000 for compensation costs $130,000 for insurance costs and $50,000 for board costs.

Other Income (Expense)

Other expense for the six months ended June 30, 2015 totaled $264 a decrease of approximately $51,000 over the $(51,000) of other expense recorded for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in interest expense of $22,000 and a $28,000 change in the fair value of the warrant liability recorded in 2014.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30 2015, our accumulated deficit since inception was approximately $8,525,000.

At June 30, 2015, we had total current assets of approximately $9,414,000 and total current liabilities of approximately $2,262,000 resulting in working capital of $7,152, 000. At June 30, 2015, we had total assets of approximately $9,486,000 and total liabilities of approximately $2,717, 000 resulting in a stockholders’ equity of approximately $6,769, 000.

Net cash used in operating activities for the six months ended June 30, 2015 was approximately $1,260,000 which includes cash used from a net loss of approximately $4,098,000, non-cash expenses of approximately $614,000, $100,000 of cash provided from a decrease in prepaid expenses, $1,136,000 of cash provided from an increase in deferred revenue and $989,000 of cash provided from a net increase in accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2015 totaled approximately $16,000 for the purchase of property and equipment.

Cash provided from financing activities for the six months ended June 30, 2015 totaled approximately $4,257,000. Cash provided from the issuance of common stock upon the exercise of warrants and stock options totaled $4,402,000. Cash used for principal payments on notes payable totaled $144,000.

At June 30, 2015, we had a cash balance of approximately $9,243,000. We expect our current cash on hand, together with the expected proceeds from the exercise of warrants and the achievement of certain milestones related to the development award from the Cystic Fibrosis Foundation, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2016. We will need to raise significant additional capital to fund the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. The Company has the potential to receive an additional $3.8 million in milestone payments under the development award from the CF Foundation and $6.2 million in gross proceeds from the exercise of warrants which the Company has issued a redemption notice.

Contractual Obligations and Commitments

On May 30, 2014, we signed a three-year lease with a commencement date of July 1, 2014, at an annual cost of $54,900. We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of June 30, 2015, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We provided updates to our Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 13, 2015. There were no material changes during the quarter ended June 30, 2015 to the Risk Factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Corbus Pharmaceuticals Holdings, Inc.

Date: August 13, 2015	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)