Form 10-Q
period 2015-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2015-11-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2015.

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

As of November 6, 2015, 37,605,134 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,172,926	$6,262,445
Prepaid expenses	98,376	270,556
Total current assets	13,271,302	6,533,001
Restricted cash	13,730	13,728
Property and equipment, net	48,838	54,044
Total assets	13,333,870	$6,600,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$-	$144,389
Accounts payable	728,006	344,160
Accrued expenses	466,124	249,491
Deferred revenue, current	681,816	—
Total current liabilities	1,875,946	738,040
Deferred revenue, non-current	284,094	—
Total liabilities	2,160,040	738,040
Commitments and Contingencies
Stockholders' equity
Preferred Stock $0.0001 par value:10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 37,605,134 and 25,938,332 shares issued and outstanding at September 30, 2015 and December 31, 2014	3,761	2,594
Additional paid-in capital	21,949,288	10,287,214
Accumulated deficit	(10,779,219)	(4,427,075)
Total stockholders' equity	11,173,830	5,862,733
Total liabilities and stockholders' equity	$13,333,870	$6,600,773

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaboration revenue	$170,454	$-	$284,090	$-
Operating expenses:
Research and development	1,634,800	452,600	4,065,486	683,960
General and administrative	790,576	365,603	2,571,521	704,185
Total operating expenses	2,425,376	818,203	6,637,007	1,388,145
Operating loss	(2,254,922)	(818,203)	(6,352,917)	(1,388,145)
Other income (expense):
Interest expense	-	(650)	(1,372)	(23,045)
Interest income	1,037	802	2,145	1,425
Forgiveness of interest on note payable	-	7,466	-	7,466
Gain on the settlement of debt	-	145,006	-	145,006
Change in fair value of warrant liability	-	-	-	(28,448)
Foreign currency exchange loss	-	5,958	-	5,533
Other income, net	1,037	158,582	773	107,937
Net loss	$(2,253,885)	$(659,621)	$(6,352,144)	$(1,280,208)
Net loss per share, basic and diluted	(0.06)	(0.03)	(0.22)	(0.07)
Weighted average number of common shares outstanding, basic and diluted	34,770,597	25,542,755	29,242,236	18,242,956

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,352,144)	$(1,280,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	843,527	71,957
Depreciation	26,242	5,034
Loss on foreign exchange	-	(5,533)
Gain on settlement of notes payable, accrued interest and accounts payable		(145,006)
Changes in fair value of derivative warrant liability	-	28,448
Forgiveness of interest on notes payable		(7,466)
Non-cash interest expense	-	23,045
Changes in operating assets and liabilities:
Increase in restricted cash	(2)	(13,725)
Decrease (increase) in prepaid expenses	172,180	(17,553)
Increase in accounts payable	383,846	308,733
Increase in deferred revenue	965,910	-
Increase in accrued expenses	216,633	(7,703)
Net cash used in operating activities	(3,743,808)	(1,039,977)
Cash flows from investing activities:
Purchases of property and equipment	(21,036)	(64,448)
	(21,036)	(64,448)
Cash flows from financing activities:
Principal payments on notes payable	(144,389)	(116,371)
Proceeds from issuance of common stock	10,819,714	8,454,130
Net cash provided by financing activities	10,675,325	8,337,759
Net increase in cash and cash equivalents	6,910,481	7,233,334
Cash and cash equivalent at beginning of the period	6,262,445	303,020
Cash and cash equivalent at end of the period	$13,172,926	$7,536,354
Supplemental disclosure of cash flow information and non cash transactions:
Conversion of Series A preferred stock into common stock	$-	$1,108,609
Conversion of notes payable, accrued interest and accounts payable into common stock and a warrant	$-	$396,000
Reclassification of derivative warrant liability to equity	$-	$48,380
Fair value of warrants issued for services	$-	$28,448

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“the Company”, “we” or “us”) is a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2015 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2015 and 2014.  The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 10, 2015.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company has incurred recurring losses since inception and as of September 30, 2015, had an accumulated deficit of approximately $10,779,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand of approximately $13,173,000 to be sufficient to meet its operating and capital requirements into the fourth quarter of 2016. The Company will need to raise significant additional capital to fund the clinical trials for Resunab ™. The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those maturities when acquired in excess of three months. At September 30, 2015 and December 31, 2014, cash equivalents were comprised of money market funds. The Company had no marketable investments at September 30, 2015 and December 31, 2014. Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2015	2014
Cash	$111,820	$10,974
Money market funds	13,061,106	6,251,471
	$13,172,926	$6,262,445

Restricted Cash

As of September 30, 2015, the Company had restricted cash of $13,730 due to a stand-by letter of credit in favor of a landlord (See Note 5).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to the market terms.

Property and Equipment

Property and Equipment consists of the following:

	September 30,	December 31,
	2015	2014
Computer hardware and software	$30,966	$17,179
Office furniture and equipment	35,209	27,960
Leasehold improvements	19,310	19,310
Less: accumulated depreciation	(36,647)	(10,405)
Property and equipment, net	$48,838	$54,044

The estimated life for all property and equipment is three years.

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred. For periods prior to 2015, the Company recorded payments received from research and development grants and awards as a reduction in research and development expense in the Statement of Operations.  For the development award received from the Cystic Fibrosis Foundation (See Note 13) the Company is recognizing amounts received as revenue under a collaborative research agreement. The research grants prior to 2015 were immaterial, therefore they were not re-classified to revenue.

On April 20, 2015, the Company entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) (see Note 13). Pursuant to the terms of this agreement, the Company received a payment of $1,250,000 upon signing the agreement and is entitled to potential milestone payments totaling $3,750,000 dependent upon the achievement of certain milestones. For this agreement and future collaborative research agreements revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectability of the resulting receivable is reasonably assured, and the Company has fulfilled its performance obligations under the contract.  The Company is amortizing the $1,250,000 payment and future milestone payments on a straight-line basis over the expected duration of the performance period of the development program under the award which is expected to conclude in March 2017. In October 2015, the Company achieved a milestone under the CFFT award when the first patient was dosed in the Resunab clinical trial for the treatment of cystic fibrosis. The Company informed the CFFT and will receive an additional $1,250,000 for achieving this milestone (See Note 14).

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, rare inflammatory fibrotic diseases. As of September 30, 2015 and December 31, 2014, all of the Company’s assets were located in the United States.

Income Taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded to reduce a net deferred tax benefit when it is more likely than not that the tax benefit from the deferred tax assets will not be realized. Accordingly, given the cumulative losses since inception, the Company has provided a valuation allowance equal to 100% of the tax benefit in order to eliminate the deferred tax assets amounts. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2015 or December 31, 2014.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2015 and 2014.

Share-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for the stock options granted to employees and non-employee directors on a fair value basis which is estimated using the Black-Scholes option pricing model. The initial non-cash charge to operations for non-employee consultant stock options is revalued at the end of each reporting period until vested and recorded as expense over the related vesting period

Derivative Instruments

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of the Company’s common stock has been computed by dividing net loss for the period by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	$(2,253,885)	$(659,621)
Net loss applicable to common stockholders	(2,253,885)	(659,621)
Weighted average shares of common stock outstanding	34,770,597	25,542,755
Net loss per share of common stock-basic and diluted	$(0.06)	$(0.03)

	Nine Months Ended September 30,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	$(6,352,144)	$(1,280,208)
Net loss applicable to common stockholders	(6,352,144)	(1,280,208)
Weighted average shares of common stock outstanding	29,242,236	18,242,956
Net loss per share of common stock-basic and diluted	$(0.22)	$(0.07)

The following potentially dilutive securities outstanding at September 30, 2015 and 2014 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	September 30,
	2015	2014
Warrants	1,969,250	1,112,180
Preferred stock	-	329,617
Stock options	3,828,065	597,243
Total	5,797,315	2,039,040

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company had no assets or liabilities classified as Level 1 or Level 2. Certain warrants issued for professional services (See Note 10) were classified as Level 3. The fair values of these instruments were determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the three months ended September 30, 2015 and 2014 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company had valued certain warrants as a derivative liability at June 30, 2014 and used the Black-Scholes option pricing model to estimate fair value at September 30, 2014 and used the contractual life according to the remaining terms of the warrants and the following assumptions:

As of June 30,
2014
Risk free interest rate	1.25%
Expected dividend yield	0%
Contractual term	3.97
Expected volatility	66%

Due to a modification in the terms of these warrants (See Note 11), the derivative liability was reclassified at September 30, 2014 to Additional Paid in Capital. As of September 30, 2015 and December 31, 2014 there were no derivative warrant liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2013	$—	$—	$19,932	$19,932
Change in fair value of the derivative warrant liability	—	—	28,448	28,448
Reclassification of derivative warrant liability	—	—	(48,380)	(48,380)
Derivative warrant liability at September 30, 2014	$—	$—	$—	$—

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014 and had a three year term. In August 2015, the lease was amended for the relocation of the Company into a new space within the existing building. The Company will be occupying 6,326 square feet under a five year term that is expected to commence in January 2016.  The 2014 lease also required a standby letter of credit of $13,730 payable in favor of the landlord (See Note 3-Restricted Cash) which will increase to $36,375 under the lease amendment.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2015, the future minimum rent commitments are as follows for the years ended December 31:

2015 (remainder of year)	$14,024
2016	145,498
2017	148,661
2018	151,824
2019	154,987
Total	$614,994

Total rent expense for the three months and nine months ended September 30, 2015, was $14,024 and $41,472, respectively. Total rent expense for each of the three months and nine months ended September 30, 2014, was $8,100 and $21,825, respectively

6.	NOTES PAYABLE

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulated equal monthly payments of principal and interest payments of $24,293 over an eight month period. Interest accrued on this loan at annual rate of 3.25%. This loan was fully repaid as of September 30, 2015.

The Company had a note payable outstanding to a vendor as of September 30, 2014 which had no stated interest rate; however the Company had imputed interest cost at a rate of 7% for this note payable but the Company reached an agreement with the vendor to pay off this note payable with no interest.

Interest expense for three months and nine months ended September 30, 2015 totaled $0 and $1,372, respectively. Interest expense for three months and nine months ended September 30, 2014 totaled $650 and $23,045, respectively.

Notes payable consisted of the following:

	September 30,	December 31,
	2015	2014
Notes payable	$—	$144,389
Less: current portion	—	(144,389)
Long term portion	$—	$—

7.	DEFERRED REVENUE

In May 2015, the Company received $1,250,000 after signing the CFFT award agreement (See Note 3 and Note 12).  The Company recorded the $1,250,000 as deferred revenue. The Company is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period for the development program which is expected to conclude during the first quarter of 2017. For the three and nine months ended September 30, 2015 the Company recorded revenue of $170,454 and $284,090, respectively. In October 2015, the Company billed the CFFT an additional $1,250,000 that was due upon the milestone achievement of dosing of the first patient (See Note 14). Deferred revenue consists of the following:

	September 30,	December 31,
	2015	2014
Deferred revenue	965,910	$—
Less: current portion	681,816	—
Long-term portion	$284,094	$—

8.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 37,605,134 shares and 25,938,332 shares were issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the Company issued 11,666,802 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $10,819,714 from these exercises.

9.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. On January 1, 2015, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 1,815,683 shares. As of September 30, 2015, there was a total of 8,666,017 shares reserved for issuance under the 2014 plan and there were 4,699,135 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to 10 years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months and nine months ended September 30, 2015  the Company recorded non-cash, stock-based compensation expense of $240,664 and $843,527, respectively, net of estimated forfeitures. For stock options issued and outstanding for the three and nine months ended September 30, 2014, the Company recorded non-cash, stock-based compensation expense of $45,545 and $71,857  respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	Nine Month Ended, September 30,
	2015	2014
Risk free interest rate	1.70%	1.97%
Expected dividend yield	0%	0%
Expected term in years	7.23	6.25
Expected volatility	92.7%	91.5%
Estimated forfeiture rate	3%	20%

A summary of option activity for the nine months ended September 30, 2015 and is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Average
		Average	Term in	Intrinsic
Options	Shares	Exercise Price	Years	Value
Outstanding at December 31, 2014	3,556,691	$0.83
Granted	322,502	$2.53
Exercised	(51,128)	$0.11		$95,108
Outstanding at September 30, 2015	3,828,065	$0.99	8.23	$2,649,238
Vested September 30, 2015	1,378,857	$0.77	7.51	$1,248,819

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 was $1.56 per share. As of September 30, 2015 there was approximately $1,395,021 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.36  years.

10.	DERIVATIVE INSTRUMENTS

In 2013, the Company’s predecessor, JB Therapeutics, Inc., issued warrants for the purchase of 301,778 shares of common stock, which had provisions that included anti-dilution protection, cashless exercise provisions and, under certain conditions, granted holders the right to request the Company repurchase the warrant. Accordingly, these warrants were considered derivative instruments through June 30, 2014 and was recorded as a derivative warrant liability. On June 30, 2014, these warrant agreements were modified to eliminate the anti-dilution protection and accordingly these warrants were no longer considered a derivative liability and the fair value of $48,380 shares was reclassified and charged as an addition to Additional-Paid in Capital.

To value the derivative warrant liability, the Company used the Black-Scholes option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments were recognized in the Condensed Statement of Operations as gain or loss on change in fair value of warrant liability. There was a loss on change in fair value of the warrant liability of $28,448 recognized for the nine months ended September 30, 2014.

11.	WARRANTS

At September 30, 2015, there were warrants outstanding to purchase 1,969,250 shares of common stock with a weighted average exercise price of $0.97 and a weighted average remaining life of 3.6 years. During the nine months ended September 30, 2015, warrants to purchase 11,615,674 shares of common stock were exercised for net proceeds (See Note 8) of $10,817,326.  No warrants were exercised during the nine months ended September 30, 2014. Additionally, in accordance with the warrant agreements, warrants to purchase 371,250 shares of common stock were exercised in cashless exercises resulting the issuance of 255,724 shares.  There were no warrants issued or cancelled during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company issued warrants to purchase 13,435,373 shares of common stock. No warrants were cancelled during the nine months ended September 30, 2014.

12.	RELATED PARTY TRANSACTIONS

In connection with the formation of Corbus Pharmaceutical Holdings, Inc. in December 2013, certain affiliates of Aegis Capital Corp. (“Aegis” or the “Placement Agent”) and certain other parties not affiliated with the Company or the Placement Agent subscribed for an aggregate of 6,000,000 shares of common stock for which they paid an aggregate of $120,000 ($0.02 per share), including David Hochman, one of the Company’s directors who purchased 450,000 shares of common stock and whose family trust purchased 90,000 shares of common stock.

Following the initial closing of the 2014 private placement, which took place on April 11, 2014, the Placement Agent had a right to appoint one member of the Company’s board of directors for a two-year term (the “Aegis Nominee”). David Hochman was appointed as the Aegis Nominee.

On June 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

The Company entered into a non-exclusive financial advisory agreement with Aegis under which the Company paid Aegis $200,000 upon the execution of the agreement, which commenced on September 1, 2015 and expires on November 30, 2015. The Company also paid Aegis a warrant solicitation fee of $309,215 in connection with the exercise of warrants that were called and exercised in the third quarter of 2015.

13.	DEVELOPMENT AWARD

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award will help support a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug Resunab in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 (See Notes 3 and 7). The remainder of the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement. In October 2015, the Company billed the CFFT $1,250,000 upon the achievement of a milestone for dosing the first patient.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of Resunab in the Field of Use (as defined in the Award agreement) including a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of Resunab, the first of which is due within 90 days following the first commercial sale of Resunab. The Company is also obligated to make a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of Resunab in the Field of Use exceed $500 million. Lastly, the Company is obligated to make royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses Resunab in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement. The $1,250,000 million payment the Company received in May 2015 was recorded as deferred revenue. The Company is amortizing the $1,250,000 payment and future milestone payments on a straight-line basis over the expected duration of the performance period of the development program under the award which is expected to conclude in March 2017. (See Note 7).

14.	SUBSEQUENT EVENTS

In October 2015, the Company achieved a milestone under the CFFT award when the first patient was dosed in the Resunab clinical trial for the treatment of cystic fibrosis.  The Company informed CFFT and will receive an additional $1,250,000 for achieving the milestone (See Notes 7 and 13). Upon achievement of additional milestones set forth in the Award agreement, the Company has the potential to receive an additional $2,500,000 in future payments under the development award.

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

Overview

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases wit. Our product Resunab™ is a novel oral anti-inflammatory drug that has commenced Phase 2 clinical trials for the treatment of cystic fibrosis, scleroderma and dermatomyositis. We have been granted orphan drug status by the U.S Food and Drug Administration (“FDA”) for Resunab for the treatment of diffuse scleroderma and cystic fibrosis. Orphan drug status provides seven years of market exclusivity in the United States under the Orphan Drug Act.

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

Warrant Redemption

On July 27, 2015, we issued a notice of redemption to investors holding outstanding warrants (the “Warrants”) issued to investors in 2014 private placement. Since the start of 2015, 100% of the Warrants were exercised, and Company received net proceeds of approximately $10,817,000.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through September 30, 2015, our losses from operations have been approximately $10.8 million. Our net loss for the nine months ended September 30, 2015 was approximately $6.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially through the balance of 2015 and for 2016 and in the future in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Collaboration revenue

Collaboration revenue received in connection with our development award from CFFT totaled approximately $170,000 for the three months ended September 30, 2015. The Company did not have any revenue from collaborative research agreements in 2014.

Research and Development.

Research and development expenses for the three months ended September 30, 2015 totaled approximately $1,635,000 an increase of approximately $1,182,000 over the $453,000 recorded for the three months ended September 30, 2014. The increase was primarily attributable to increases of $960,000 for clinical trial costs and $151,000 for compensation costs

General and Administrative.

General and administrative expense for the three months ended September 30, 2015 totaled approximately $791,000 an increase of approximately $425,000 over the $366,000 recorded for the three months ended September 30, 2014. The increase was primarily attributable to increases of approximately $95,000 for investor relations costs $165,000 for stock-based compensation costs and $63,000 for insurance costs.

Other Income (Expense)

Other income for the three months ended September 30, 2015 totaled approximately $1,000, a decrease of approximately $158,000 over the $159,000 of other income recorded for the three months ended September 30, 2014. The decrease was primarily attributable to a gain on the settlement of debt of $145,000 recorded in 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Collaboration revenue

Collaboration revenue received in connection with our development award from CFFT totaled approximately $284,000 for the nine months ended September 30, 2015. The Company did not have any revenue from collaborative research agreements in 2014.

Research and Development.

Research and development expenses for the nine months ended September 30, 2015 totaled approximately $4,065,000 an increase of approximately $3,381,000 over the $684,000 recorded for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $350,000 for the manufacturing of Resunab for clinical trials, $173,000 for consulting fees, $2,049,000 for clinical trial costs, $313,000 for compensation costs, $122,000 for stock-based compensation costs.

General and Administrative.

General and administrative expense for the nine months ended September 30, 2015 totaled approximately $2,572,000 an increase of approximately $1,868,000 over the $704,000 recorded for the nine months ended September 30, 2014.The increase was primarily attributable to increases of approximately $281,000 for investor relations costs, $111,000 of costs associated with our uplisting to the NASDAQ Capital Market, $264,000 for legal and accounting costs, $676,000 for stock-based compensation costs, $102,000 for compensation costs $202,000 for insurance costs and $73,000 for board costs.

Other Income (Expense)

Other income for the nine months ended September 30, 2015 totaled approximately $1,000 a decrease of approximately $107,000 over the $108,000 of other income recorded for the nine months ended September 30, 2014. The decrease was primarily attributable to a gain on the settlement of debt of $145,000 recorded in 2014 and a decrease in interest expense of $22,000 and a $28,000 change in the fair value of the warrant liability recorded in 2014.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2015 our accumulated deficit since inception was approximately $10,779,000.

At September 30, 2015, we had total current assets of approximately $13,361,000 and total current liabilities of approximately $1,965,000 resulting in working capital of $11,396,000. At September 30, 2015, we had total assets of approximately $13,423,000 and total liabilities of approximately $2,249,000 resulting in a stockholders’ equity of approximately $11,174,000.

Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $3,744,000 which includes cash used from a net loss of approximately $6,352,000, non-cash expenses of approximately $870,000, $83,000 of cash provided from a decrease in prepaid expenses, $966,000 of cash provided from an increase in deferred revenue and $690,000 of cash provided from a net increase in accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2015 totaled approximately $21,036 for the purchase of property and equipment.

Cash provided from financing activities for the nine months ended September 30, 2015 totaled approximately $10,675,000. Cash provided from the issuance of common stock upon the exercise of warrants and stock options totaled approximately $10,820,000. Cash used for principal payments on notes payable totaled approximately $144,000.

At September 30, 2015, we had a cash balance of approximately $13,173,000. We expect our current cash on hand, together with the expected proceeds from the exercise of warrants to be sufficient to meet our operating and capital requirements into   the fourth quarter of 2016. We will need to raise significant additional capital to fund the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials.  In October 2015, we achieved a milestone under the CFFT award when the first patient was dosed in the Resunab clinical trial for the treatment of cystic fibrosis.  We informed CFFT and will receive an additional $1,250,000 for achieving the milestone.  Upon the achievement of additional milestones set forth in the award agreement, we have the potential to receive an additional $2,500,000 in future payments under the development award.

Contractual Obligations and Commitments

On May 30, 2014, we signed a three-year lease that was subsequently amended in August 2015. The amended lease has a five year term and the annual lease payments are as follows:

2015 (remainder of year)	$14,024
2016	145,498
2017	148,661
2018	151,824
2019	154,987
Total	$614,994

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2015, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

Item 1.Legal Proceedings.

None.
Item 1A.	Risk Factors

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Risk Related to our Company and our Business

Risks Related to Our Financial Position and Need for Capital

We are a clinical stage pharmaceutical company with a limited operating history.

We are a clinical stage pharmaceutical company with a limited operating history. We must obtain FDA clearance of our Investigational New Drug applications, or INDs, before clinical trials can commence, and must receive regulatory approval of our New Drug Applications, or NDAs, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

•	receive FDA approval of INDs for commencing our clinical trials;
•	successfully implement or execute our current business plan, or that our business plan is sound;
•	Successfully manufacture our clinical product and establish commercial drug supply;

•	obtain DEA licenses necessary for the manufacturing of Resunab and for evaluating Resunab in our clinical trials;
•	successfully complete clinical trials and obtain regulatory approval for the marketing of Resunab
•	secure market exclusivity and/or adequate intellectual property protection for Resunab;
•	attract and retain an experienced management and advisory team;
•	secure acceptance of Resunab in the medical community and with third party payors and consumers;
•	launch commercial sales of Resunab, whether alone or in collaboration with others; and
•	raise sufficient funds in the capital markets to effectuate our business plan including clinical development, regulatory approval and commercialization for Resunab.

  If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize Resunab. We have been engaged in developing Resunab since 2009. To date, we have not generated any revenue from Resunab and we expect to incur significant expense to complete our clinical program for Resunab in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of Resunab in any indication in the United States or internationally. Even if we are able to commercialize Resunab or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the nine months ended September 30, 2015 and the year ended December 31, 2014 were approximately $6,352,000 and $2,540,000, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $10,779,000.

If we were to obtain FDA approval for Resunab, we would expect that our research and development expenses will continue to increase as we advance to clinical trials for indications for the treatment of cystic fibrosis,  systemic sclerosis and dermatomyositis.  We may elect to pursue FDA approval for Resunab in other indications, which will result in significant additional research and development expenses. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses will increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our cash or cash equivalents will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to the clinical trials for Resunab. We believe we have sufficient financial resources to fund our operations into at least the fourth quarter of 2016.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of Resunab, which has not yet demonstrated efficacy in Phase 2 clinical trials. If we are unable to generate revenues from Resunab, our ability to create stockholder value will be limited.

Our only product candidate currently is Resunab, which has successfully completed Phase 1 safety studies and has commenced  Phase 2 clinical studies for cystic fibrosis, systemic sclerosis and dermatomyositis. We do not generate revenues from any FDA approved drug products and have no other product candidates in development. There is no guarantee that our Phase 2 clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA for any indication. We note that most drug candidates never reach the clinical development stage and even those that do reach clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of Resunab, which may never occur.

If we are not able to obtain any required regulatory approvals for Resunab, we will not be able to commercialize our only product candidate and our ability to generate revenue will be limited.

We must successfully complete clinical trials for Resunab before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure FDA approval. Our Phase 2 clinical trials may be unsuccessful, which would materially harm our business. Even if these Phase 2 clinical trials are successful, we are required to conduct additional clinical trials to establish Resunab’s safety and efficacy, before a New Drug Application, or NDA, can be filed with the FDA for marketing approval of Resunab.

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

We have never commercialized any product candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond Resunab. We cannot be certain that Resunab will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize Resunab as a treatment for cystic fibrosis, systemic sclerosis, dermatomyositis or any other indication, whether as a stand-alone therapy or in combination with other treatments, our business would be adversely affected.

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

Even if we obtain United States regulatory approval of Resunab for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Resunab will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Our potential competitors both in the United States and Europe include companies developing and/or marketing drugs for cystic fibrosis, including Vertex, Nivalis Therapeutics, Inc. and PTC Therapeutics (NasdaqGS: PTCT), as well as companies working in the systemic sclerosis field, including Bristol-Myers Squibb and Sanofi.

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

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct may be subject to significant liability. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

Our product candidate aljuemic acid, Resunab, is currently classified as a Schedule I controlled substance subject to U.S. controlled substance laws and regulations, including regulations of the Drug Enforcement Agency and the U.S. Food and Drug Administration.  Failure to obtain the necessary licenses and registrations and failure to comply with these laws could result in the delay in the manufacturing and distribution of Resunab and could delay the completion of clinical studies. Such delays and the cost of compliance with these laws and regulations, could adversely affect our business operations and our financial condition.

In the United States, our product candidate, Resunab, is currently classified as Schedule I controlled substance as defined in the Controller Substance Act (“CSA”) . This designation is based on Resunab’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though Resunab’s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies Resunab as a Schedule I substance.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, that establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities with Resunab. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances.  We have been working with our manufacturers, distributors, exporters and clinical sites to obtain the necessary licenses to work with Resunab.  The parties responsible for the manufacturing, distribution and export of Resunab have already applied for and have been granted DEA licenses and a number of institutions responsible for conducting our Phase 2 clinical studies have also been granted DEA licenses. However the failure to maintain the necessary registrations and the delay or failure of additional clinical sites to obtain DEA registrations, could delay the manufacturing, distribution and export of Resunab and could delay the completion of the Phase 2 clinical studies.  Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, could result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.  In addition, if the FDA, DEA, or any foreign regulatory authority determines that Resunab may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of Resunab.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of Resunab or in the completion of the Phase 2 clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

The manufacturing and distribution of Resunab is subject to the DEA's annual manufacturing and procurement quota requirements. The annual quota allocated to us or our contract manufacturers for the controlled substances in Resunab may not be sufficient to complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

Delays in shipping Resunab could have a material adverse effect on our business, results of operations and financial condition.

The import and export of Resunab requires import and export licenses.  However, because Resunab is currently a Schedule I controlled substance in the United States, in addition to the FDA and U.S. Customs and Border Protection, its import and export is also regulated by the DEA.  We may not be granted, or if granted, maintain, such licenses for import or export from the authorities these regulatory agencies. Even if we obtain the relevant licenses, shipments of Resunab may be held up in transit by any of these authorities, which could cause significant delays and may lead to product batches which no longer meet specifications for use in clinical trials or commercial distribution.  Such events could result in delayed development timelines, increased expenses and partial or total loss of revenue from Resunab.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA will view the results as we do or that any future trials of Resunab will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for Resunab may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for Resunab. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

We have been granted orphan drug designation for Resunab for the treatment of cystic fibrosis and systemic sclerosis. We also intend to seek orphan drug status for Resunab for the treatment of dermatomyositis.  Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for Resunab for dermatomyositis or any other indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.  Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which our competitor would have the benefit of the seven year market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of the seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for Resunab in the indications of cystic fibrosis, systemic sclerosis, or other inflammatory diseases, if we elect to seek such applications.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of Resunab or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize Resunab, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

We currently have ten employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Resunab and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop Resunab. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. In connection with the Merger, we entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Yuval Cohen Ph.D., our Chief Executive Officer, Mark Tepper Ph.D., our President and Chief Scientific Officer, Barbara White, M.D., our Chief Medical Officer and Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

Our officers, directors, and five percent stockholders collectively own approximately 31.1% of our outstanding shares of common stock. In addition, these stockholders entered into a voting agreement whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described herein. As a result, such entities and individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders (including investors in this Offering) with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Presently, our common stock is traded on the Nasdaq Capital Market and as we are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market:

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

Although our common stock is currently listed on the Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. In addition, a liquid market may not develop for our common stock. If we are unable to maintain listing on the Nasdaq Capital Market or if a liquid market for our common stock does not develop, our common stock may remain thinly traded.

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

Even if an active market for our common stock develops, of which no assurances can be given, the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours; and

•	general economic or political conditions in the United States or elsewhere.

In particular, the market prices of biotechnology companies like ours have been highly volatile due to factors, including, but not limited to:

•	any delay or failure to conduct a clinical trial for our product or receive approval from the FDA and other regulatory agencies;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions or collaborate with vendors in manufacturing our product.

The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of September 30, 2015, we had outstanding options to purchase an aggregate of 3,828,065 shares of our common stock at a weighted average exercise price of $0.99 per share and warrants to purchase an aggregate of 1,969,250 shares of our common stock at a weighted average exercise price of $0.97 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) January 1, 2020,  (2) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we only have ten full time employees which results in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of a Registration Statement filed on Form S-1, or the fiscal year ended December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

Our certificate of incorporation, as amended, allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

EXHIBIT INDEX

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

Corbus Pharmaceuticals Holdings, Inc.

Date: November 10, 2015	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)