Form 10-K
period 2015-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2016-03-28
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO                   .

COMMISSION FILE NUMBER: 001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 River Ridge Drive Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

(617) 963-0100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $72,826,849, based on the closing price of the registrant’s common stock on June 30, 2015.

As of March 24, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 37,605,827.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Overview

This report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare or uncommon chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product Resunab is a novel synthetic oral endocannabinoid-mimetic drug that is designed to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. In preclinical models, Resunab also demonstrated an ability to promote bacterial clearance by the immune system. Resunab is currently being evaluated in three separate Phase 2 studies for the treatment of cystic fibrosis, or CF, systemic sclerosis and skin-predominant dermatomyositis. Top-line data from the cystic fibrosis and systemic sclerosis studies are anticipated by the end of 2016 and from the dermatomyositis study in the first quarter of 2017. The United States Food and Drug Administration (the “FDA”) has granted Resunab Orphan Drug Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. A fourth Phase 2 study of Resunab in systemic lupus erythematosus, or SLE, is planned to start in the first quarter of 2017.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and manufacturing of our lead drug Resunab for clinical trials and conducting clinical studies in patients.

Resunab is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, which is found on activated immune cells, fibroblasts and muscle cells.  Resunab stimulates the production of Specialized Pro-Resolving Lipid Mediators, or SPMs, which act to resolve inflammation, clear bacteria and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in chronic inflammatory and fibrotic diseases. Through its’ activation of the CB2 receptor, Resunab is designed to move innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

A key aspect of the body’s innate immune response in the activation phase is the recruitment of inflammatory cells to the site of tissue infection/injury whereupon these cells act to destroy the infection and/or repair tissue damage. The activation phase of the innate immune response prepares the body for more effective clearance of the infectious organism and repair of damaged tissue. The next phase in a normal innate immune response is the resolution phase, during which the nature of the infiltrating immune cells changes from inflammatory to non-inflammatory, the infectious organisms are eliminated as a threat, the tissue then is cleared of residual cellular debris and immune cells, and tissue repair processes stop. In chronic inflammatory and fibrotic diseases, the innate immune responses are “stuck” in the initial activation phase. This failure to progress through the resolution phase causes chronic tissue infiltration with inflammatory cells and chronic activation of healing processes that cause tissue scarring, or fibrosis.  The key event that propels an innate immune response from its activation phase to its resolution phase is a “class switch” from production of pro-inflammatory lipid mediators such as prostaglandins and leukotrienes to a family of SPMs (Figure 1) which include lipoxins, resolvins, protectins, and marescins.  If an innate immune response persists in the activation phase and does not progress through resolution, chronic inflammation and fibrosis can result, causing organ dysfunction, organ failure, severe morbidity and even death. There are hundreds of inflammatory diseases, many of which are chronic, life-long and incurable.

Figure 1.  Resunab’s Intended Mechanism of Action

Resunab is designed to restore immune system homeostasis on a daily basis, by using the body’s own physiologic pathways to transition an innate immune response from the activation phase to the resolution phase. If an innate immune response is “stuck” in the activation phase, tissue damage, fibrosis and persistent infection are expected consequences. Endogenous progression of the innate immune response through its resolution phase has been shown to clear inflammation, stop fibrosis, and promote pathogen clearance.  Resunab’ s unique mechanism of action is very different than anti-inflammatory drugs which inhibit production or functions of certain pro-inflammatory mediators that initiate or are active during the activation phase. Activation of an innate immune response is necessary to clear infections, so that drugs that interfere with the activation phase carry the risk of immunosuppression and may have other undesirable side effects. In contrast, Resunab is designed to transition an innate immune response from its activation phase to resolution phase.  Resunab’s CB2 agonist activity initiates a class switch in bioactive lipid mediators from inflammation-activating mediators to pro-resolving mediators.

Preclinical studies in isolated cells and animal models of disease and clinical pilot studies have shown that Resunab triggers the transition from the activation phase to the resolution phase of innate immune responses. Resunab shifts the balance of lipid mediators to favor production of SPMs and anti-inflammatory lipid mediators (such as prostaglandin J2) versus inflammation-activating lipid mediators (such as leukotriene B4 and prostaglandin E2). The transition out of the activation phase is reflected in preclinical cellular or animal models by reduced tissue edema, swelling, tenderness and pain, reduced production of the chemokine interleukin-8, and reduced production of inflammatory cytokines such as interleukin-6, tumor necrosis factor-α, interleukin-1β, and type 1 interferons. The transition into and through the resolution phase is reflected in preclinical cellular or animal models by increased clearance of bacteria (Pseudomonas aeruginosa from the lung), apoptosis of T cells, reduction of neutrophils and a normalization of the number of macrophages in inflamed tissues. Production of transforming growth factor (TGFβ), myofibroblast accumulation, collagen production, and fibrosis are all reduced in tissue in pre-clinical animal models.

The development status of Resunab is summarized below:

Figure 2: Drug developmental pipeline

Market Opportunity in Inflammatory and Fibrotic Diseases

Chronic, serious inflammatory and fibrotic diseases are varied. Some examples of chronic, serious diseases characterized by inflammation with variable degrees of fibrosis include genetic diseases such as cystic fibrosis, nonalcoholic steatohepatitis, or NASH, autoimmune diseases including systemic sclerosis, systemic lupus erythematosus, myositis, rheumatoid arthritis, vasculitis, primary biliary cirrhosis and lung diseases including idiopathic pulmonary fibrosis, bronchiolitis obliterans, and sarcoidosis.

According to Global Business Intelligence Research, the global market for drugs to treat chronic inflammation in 2010 was approximately $58 billion and is expected to grow to approximately $86 billion by 2017. While some chronic inflammatory diseases are very common, for example, about 28.5 million Americans have chronic sinusitis and about 18.7 million Americans have asthma, our initial focus is on chronic, serious inflammatory and fibrotic diseases that are rare or uncommon and have significant unmet medical need. Some of these diseases can be categorized as “orphan diseases” in the U.S., meaning they affect no more than 200,000 patients each.  Examples include cystic fibrosis, systemic sclerosis and idiopathic pulmonary fibrosis.

Markets for Resunab

Cystic Fibrosis

Cystic fibrosis is a life-long, progressive, debilitating, and life-threatening autosomal recessive disease. Cystic fibrosis is caused by mutations in the gene Cystic Fibrosis Transmembrane Conductance Regulator or CFTR. The CFTR serves as a central hub to modulate transport, trafficking, and signaling in cells.  Given multiple roles of CFTR in cellular activation and homeostasis, mutation of the CFTR give rise to multiple disorders in respiratory, digestive and reproductive organs.

The CFTR mutations lead to defective ion transport, with reduced chloride and bicarbonate secretion and sodium hyper-absorption, followed by water hyper-absorption, by airway epithelia and other cell types. The resultant reduced height of epithelial lining fluid and decreased hydration of mucus results in abnormally thick and sticky mucus, which obstructs the lumen into which the mucus is secreted and reduces mucociliary clearance of bacteria.  The dysfunction in ion transport in CF patients is reflected in abnormal sweat chloride levels.

The negative effects caused by CFTR mutations are not restricted to ion channels, but also extend to dysfunction of the innate immune system.  The nature of the abnormalities in CF are consistent with inability of innate immune responses to make the transition out of the activation phase and into and through the resolution phase. Bioactive lipid mediators (SPMs) that initiate the transition to resolution phase of innate immune responses have been found to be deficient relative to pro-inflammatory lipid mediators that initiate its activation phase, and this reduction correlates with poor recovery of lung function following an acute pulmonary exacerbation in children.  The preponderance of activated neutrophils and pro-inflammatory macrophages in inflamed tissue, reduced neutrophil apoptosis, high levels of neutrophil proteases that reflect persistent neutrophil activation, reduced clearance of neutrophils by macrophages, ineffective clearance of certain bacteria such as P. aeruginosa, and excessive activation of  fibrotic  pathways all show the inability of individuals with CF to resolve their innate immune responses.

An overview of the disease progression in cystic fibrosis is provided in Figure 3.

Figure 3: Factors involved in cystic fibrosis progression

As a result of obstructing secretions, recurrent infections, hyper-inflammation, and activated fibrotic pathways in the lungs, individuals with CF develop bronchiectasis, pulmonary fibrosis, mixed obstructive/restrictive lung disease, and, eventually, respiratory failure.  They may also have chronic sinusitis and nasal polyps. The same pathophysiologic events of obstruction, infection, chronic inflammation, and tissue damage/fibrosis occur in the gastrointestinal system, which can lead to bowel obstructions, fat malabsorption, bacterial overgrowth, gut dysmotility, malnutrition, growth retardation, low weight, pancreatic insufficiency, cystic fibrosis-related diabetes, gallstones, and liver failure including cirrhosis. Adult males with cystic fibrosis have degeneration of the ductus deferens and sterility. End-stage organ involvement in cystic fibrosis is sometimes treated with transplantation, especially lung transplantation.

The median current life expectancy of cystic fibrosis patients is about 40 years. According to the Cystic Fibrosis Foundation, 30,000 Americans and a total of 70,000 people in the United States and Europe suffer from cystic fibrosis. The cost of treating cystic fibrosis is high, with an average cost in the U.S. of between $50,000- $74,000 per patient per annum.

Current therapies for cystic fibrosis include mucolytics to breakdown mucus, antibiotics to fight bacterial infection, and, very recently, drugs that act to restore some functionality to the faulty CFTR protein in specific genetic sub-populations of patients, including Kalydeco™ and Orkambi™. Kalydeco™ was approved for treatment of cystic fibrosis in January 2012 and Orkambi was approved in June 2015. With about 2,000 different known mutations in the CFTR gene, Kalydeco™ can only be used by a specific sub-section of the cystic fibrosis population who suffer from a limited number of “gating mutations,” including the G551D mutation. Combined, these currently account for about 5.7% of the total cystic fibrosis patient population worldwide.  Orkambi™ is currently only approved for adult patients carrying two copies of the delta508 CFTR mutation.

Of importance, drugs that are sufficient to correct ion channel functions of mutant CFTR protein are not necessarily able to correct the dysfunction of the innate immune system.  For example, ivacaftor treatment has not been associated with reduction in sputum neutrophils or neutrophil derived proteases in CF patients. Thus correction of ion channel dysfunction does not necessarily translate into correction of dysfunction of the innate immune system.

All CF patients appear to have dysfunction in resolution of the innate immune system, no matter which CFTR mutations a given patient has. Currently, there is no drug that is used commonly to this basic problem in CF, other than antibiotics to control infection and, indirectly, control inflammation.  The use of high dose ibuprofen as an anti-inflammatory treatment is limited to about 3-5% of CF patients since there is a need to monitor levels closely in children and due to side effect risks, primarily gastrointestinal bleeding.  The Cystic Fibrosis Foundation Strategic Plan Report, 2014-2018, includes a strategic priority to identify new treatments for CF that allow all patients to better manage the symptoms of their disease and improve their health, with a specific mention of the need for new agents that can resolve inflammation.

We believe that there is general agreement in the CF community that an effective drug that will control hyper-inflammation and help clear infections would address a significant unmet medical need in CF, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for CF, is not immunosuppressive, and has anti-fibrotic effects.

(Systemic Sclerosis) Scleroderma

Systemic sclerosis is a chronic, systemic autoimmune disease characterized by activation of innate and specific immune systems, an obliterative, proliferative vasculopathy of small blood vessels, and fibrosis of the skin and multiple internal organs. Approximately 90,000 people in the United States and Europe have systemic sclerosis. The disease affects mainly adults (80% of systemic sclerosis patients are women) with mean age of onset about 46 years of age in the United States and the majority of patients between 45-64 years of age.

A commonly used system classifies systemic sclerosis patients into those with more wide-spread skin thickening (diffuse cutaneous systemic sclerosis, about 45% of patients) and those with more restricted skin thickening (limited cutaneous systemic sclerosis, about 55% of patients).  There is significant overlap in the clinical manifestations for these two groups of systemic sclerosis patients and no known significant differences in disease pathogenesis.

Systemic sclerosis can affect multiple internal organs in the body, including the lungs, heart, kidneys, joints, muscles, esophagus, stomach and intestines. Clinically apparent organ involvement that occurs in more than a third of these patients includes thickened skin, Raynaud’s phenomenon, esophageal symptoms, pulmonary fibrosis, restrictive lung disease, edematous skin, joint contractures, digital ulcers, and muscle weakness.  Less frequently occurring, yet life-threatening manifestations include pulmonary artery hypertension (about 1 in 5 patients), cardiac conduction blocks (about 1 in 10 patients), and renal crisis (about 1 in 50 patients). In the US, systemic sclerosis is the most deadly of the systemic autoimmune diseases. A patient with newly diagnosed diffuse cutaneous systemic sclerosis has a 1 in 2 chance of dying by seven years after onset of disease. About 85% of deaths caused by systemic sclerosis are the result of pulmonary fibrosis, pulmonary artery hypertension, or cardiovascular disease, such as sudden death.

In systemic sclerosis the innate immune response fails to transition from the activation phase to the resolution phase.  Individuals with systemic sclerosis who have interstitial lung disease have an imbalance of bioactive lipid mediators, causing a predominance of inflammation-activating mediators versus resolving mediators. The preponderance of inflammation-activating mediators correlates positively with the degree of inflammation in the lungs and negatively with forced vital capacity, a measure of lung fibrosis. Excessive activation of the pathways which cause fibrosis including TGFβ, myofibroblast accumulation, and production of collagen and other extracellular matrix proteins are all seen in systemic sclerosis.

Currently, there are no FDA-approved therapies specifically for systemic sclerosis, except secondarily for drugs to treat pulmonary artery hypertension associated with autoimmune diseases. Immunosuppressants with significant toxicities are commonly used to reduce disease activity, generally in the absence of data to support their use.  For example, systemic corticosteroids are used frequently in systemic sclerosis patients, despite concerns about toxic side effect and precipitation of renal crisis.

We believe that there is general agreement in the systemic sclerosis community that an effective anti-inflammatory and anti-fibrotic drug would address a significant unmet medical need in systemic sclerosis, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for systemic sclerosis, and is not immunosuppressive. We believe such a therapy would be positively received by the market.

Dermatomyositis

Dermatomyositis is a serious autoimmune idiopathic inflammatory myopathy with characteristic cutaneous findings.  About 30,000 individuals in the U.S. have dermatomyositis. Dermatomyositis usually strikes adults, with most common age of adult onset between 50-60 years.

This systemic disorder most frequently affects the skin and muscles, and dermatomyositis can also include interstitial lung disease/restrictive lung disease, arthritis, gastrointestional and cardiac involvement.  Inflammatory muscle disease can cause discomfort and significant weakness of the proximal muscles of the arms and legs and of the trunk. Dermatomyositis can include damaging inflammation elsewhere in the body, for example: lung inflammation that leads to lung fibrosis and restrictive lung disease; heart inflammation that causes arrhythmia, congestive heart failure, and pericarditis, inflammation of muscles in the esophagus that causes swallowing problems or aspiration pneumonia, and arthritis. Dermatomyositis patients may have active skin disease despite successful treatment of their muscle and/or lung disease.  The skin findings in dermatomyositis can be disfiguring and are inflammatory rashes characterized by redness and itching in exposed areas of the skin, around the eyes, on the hands, and in a “shawl” distribution on the scalp, hands, upper back, and photo-exposed areas.  With this chronic inflammation, patients with dermatomyositis have an increased risk of malignancy, most commonly in older patients  By itself, skin involvement in dermatomyositis has a large negative impact on quality of life, comparable to that of cutaneous lupus erythematosus and vulvodynia, and much higher than those of many dermatologic diseases. The pathophysiology of dermatomyositis is also consistent with inability of patients to adequately resolve innate immune responses.

Therapy for dermatomyositis involves both general measures and specific measures to control the muscle disease and the skin disease. In addition, some patients with dermatomyositis need treatment for other systemic manifestations or complications. The muscle component is treated by administering corticosteroids, typically with an immunosuppressive agent. The skin disease is treated by avoiding sun exposure and by using sunscreens and photoprotective clothing, as well as with topical corticosteroids, and antimalarial agents. Antimalarial therapy frequently is ineffective or can cause drug reactions. Antimalarial-refractory disease is then treated with systemic therapies that may additionally cause toxicity, including systemic glucocorticoids, immunosuppressive therapies such as methotrexate, mycophenolate mofetil, or intravenous immunoglobulin.

We believe that an effective drug that controls inflammation in the skin, muscles, and other organs will address a significant unmet medical need in dermatomyositis, particularly a drug that is orally administered, can be used chronically with other commonly prescribed medications for the disease, and is not immunosuppressive.

Systemic Lupus Erythematosus

Systemic lupus erythematosus, or SLE or lupus, is a prototypical autoimmune disease with a wide array of clinical manifestations, including arthritis, rash, photosensitivity, oral ulcers, pleuritis, pericarditis, kidney problems, seizures and psychosis and blood cell abnormalities. The musculoskeletal system is the most commonly involved system in SLE. Patients with SLE have an increased frequency of related autoimmune problems, such as Sjogren's syndrome and antiphospholipid syndrome that require additional treatments. Lupus may occur with other autoimmune conditions, such as thyroiditis, hemolytic anemia, and idiopathic thrombocytopenia purpura. Accelerated atherosclerosis among SLE patients is responsible for premature mortality.

The pathology of SLE involves chronic activation of the innate immune system by immune complexes, with activation of complement, increased production of type 1 interferons and other mediators of inflammation and resultant tissue inflammation and damage.

Drugs specifically approved by the FDA for SLE are limited to aspirin, corticosteroids, hydroxychloroquine and belimumab. Physicians commonly treat disease manifestations with immunosuppressive or corticosteroid therapies that have significant toxicities.

We believe that an effective drug that controls inflammation in the joints and skin as well as improves overall disease activity will address a significant unmet medical need in SLE, particularly a drug that is orally administered, can be used chronically with other commonly prescribed medications for the disease, and is not immunosuppressive.

Current Treatment Alternatives for Chronic, Serious Diseases Characterized by Chronic Inflammation and Fibrosis

Overview

Drugs currently used to treat chronic, serious diseases with chronic inflammation and fibrosis are divided broadly into several groups: non-steroidal anti-inflammatory drugs (NSAIDS), anti-malarial agents, systemic corticosteroids, and immunosuppressive agents.  The choice of agent or combination generally depends upon the underlying disease and physician and patient preferences.

The potency of NSAIDs in the treatment of chronic, serious diseases with chronic inflammatory and fibrotic diseases is often too limited to control disease activity, and patients may receive additional treatment with anti-malarial drugs, systemic corticosteroids or immunosuppressive agents. Anti-malarial therapy is used as a baseline treatment for chronic inflammation in certain autoimmune diseases, typically SLE and dermatomyositis, especially in patients with milder manifestations of disease.  Anti-malarial therapy frequently is ineffective in controlling chronic, serious inflammation, or can cause drug reactions.  Antimalarial-refractory disease is then treated with systemic therapies that may additionally cause toxicity, including systemic corticosteroids and immunosuppressive agents.

Systemic corticosteroids are commonly prescribed for treatment of chronic, serious diseases characterized by chronic inflammation and fibrosis, such as cystic fibrosis, systemic sclerosis, and dermatomyositis.  Chronic corticosteroid use is limited by toxicities that include growth retardation, iatrogenic Cushings’s Disease, hypertension, high glucose levels/diabetes, obesity, brittle bones/osteoporosis, aseptic necrosis of bone, immunosuppression/increased infection, glaucoma, depression, and psychosis. Thus, safer yet potent alternatives to steroids have long been sought.

Multiple other immunosuppressive drugs are used to treat chronic, serious, inflammatory diseases, to achieve disease control and to reduce or avoid the need for corticosteroids. These include biological agents, such as monoclonal antibodies or fusion proteins, which target a very specific molecule in a key disease pathway. These drugs have a number of disadvantages including that the drugs must be administered by parenterally and they are associated with increased incidence of malignancy and infection. Non-biologic immunosuppressive agents that are used to treat chronic, serious inflammation include methotrexate, mycophenolate, leflunomide, cyclophosphamide, and azathioprine, among others. Intravenous immunoglobulin is used occasionally to treat refractory chronic, serious inflammatory diseases.

Cystic Fibrosis

The importance of treating inflammation in cystic fibrosis is confirmed in the Cystic Fibrosis Foundation’s Strategic Plan, 2014-2018.  While treatment with systemic corticosteroids and ibuprofen are effective in improving the symptoms of cystic fibrosis, the side effects associated with chronic treatment using these drugs are significant. Specifically, long term usage of oral corticosteroids in children are associated with glucose intolerance, cataract formation, multiple bone fractures secondary to osteoporosis or osteopenia,

Cushing Syndrome effects, and anorexia nervosa as well as growth retardation. The use of high dose ibuprofen is limited by the years of treatment it takes to show benefit, a need to monitor levels closely in the patient, and the increased risk of gastrointestinal bleeding. As a result, these drugs have limited long-term use in cystic fibrosis.

Other therapies routinely used by cystic fibrosis patients include antibiotics, such as Cayston from Gilead and TOBI from Novartis, and mucolytics, such as Pulmozyme from Genentech. In addition, Vertex currently markets the only approved drugs that specifically target the defective CFTR protein, Kalydeco and Orkambi.

Systemic Sclerosis

Cytotoxic medications are used to control overall disease activity in systemic sclerosis.  In a study of 2,739 systemic sclerosis patients in the United States, in one year 44.3% received corticosteroids, 4.8% received mycophenolate mofetil, 2.7% received cyclophosphamide, and 0.5% received cyclosporine.  In a report of 7,655 patients in the European Scleroderma Trials and Research Group database, immunosuppressant treatments used to treat systemic sclerosis  and the percentage of patients receiving them were: prednisone (43.5%) with median dose of 8 mg/day; cyclophosphamide (15.9%); methotrexate (13.7%); azathioprine (6.4%); mycophenolate mofetil (4.2%), d-penicillamine (2.1%), and rituximab (1%).

Dermatomyositis

Current medications for dermatomyositis involve both treatments to reduce overall disease activity and specific treatments to control the muscle disease and the skin disease. The muscle component is treated by administering corticosteroids, typically with an immunosuppressive agent. The skin disease is treated by avoiding sun exposure and by using sunscreens and photoprotective clothing, as well as with topical corticosteroids, antimalarial agents such as hydroxychloroquine and immunosuppressive medications such as methotrexate, azathioprine, mycophenolate mofetil, or intravenous immunoglobulin.

Systemic Lupus Erythematosus

Similar to dermatomyositis, current medications for SLE involve treatments to reduce overall disease activity and specific treatments for a given organ involvement. Commonly used medications include NSAIDs, topical corticosteroids, antimalarial agents, prednisone, belimumab, and other immunosuppressive medications such as mycophenolate, methotrexate, azathioprine, and cyclophosphamide.

Resunab’s Mechanism of Action is Distinct from Anti-Inflammatory Drugs, Steroids and Immunosuppressive Agents

Corticosteroids and NSAIDs exert their effect by inhibiting the activation of inflammation. In simple terms, both classes of drugs inhibit inflammation by “interfering” with the biochemical pathways in the cell that promote and sustain inflammation. For example, NSAIDs directly inhibit the activity of the COX 1 and COX 2 enzymes that are responsible for generating pro-inflammatory eicosanoids. A drawback of this approach is that it only inhibits one arm of the eicosanoid pathway (e.g. COX but not LOX) resulting in an increase in LOX-derived inflammatory mediators which leads to gastrointestinal and cardiovascular side effects (termed “molecular shunting”).

Resunab on the other hand is intended to trigger endogenous pathways that resolve inflammation and halt fibrosis without immunosuppression.  Resunab is intended to impact and activate multiple pathways including:

•	Increase in production of SPMs and anti-inflammatory eicosanoids, with a concomitant decrease in production of pro-inflammatory eicosanoids.
•	Increase in production of anti-inflammatory cytokines, coupled with a decrease in production of pro-inflammatory cytokines and pro-fibrotic growth factors.
•	Increase in influx of non-inflammatory macrophages with a decrease in influx and accumulation of inflammatory cells and pro-fibrotic myofibroblasts.
•	Increase in bacterial clearance. SPMs stimulate production of bactericidal peptides, enhance phagocytosis and killing of bacteria by neutrophils and macrophages.
•	Increase in apoptosis of inflammatory cells, including neutrophil and pro-fibrotic cells, including fibroblasts.
•	Increase in clearance of apoptotic cells and cellular debris by non-inflammatory macrophages.

Resunab potentially offers a new and unique mechanism to treat a spectrum of rare, chronic, serious inflammatory and fibrotic diseases.

Safety & Toxicology

To date, Resunab has undergone an extensive battery of animal safety and toxicology studies in support of Phase II clinical development. Unlike other CB2 agonists, Resunab exhibits limited blood brain barrier penetration (30%) and negligible CB1 activity in vivo (12.1 binding affinity to CB2 vs. CB1) resulting in limited central nervous system side effects. Results of the safety pharmacology studies in animals assessing the central nervous system, cardiovascular and respiratory systems, renal system and gastrointestinal system were all negative and support that there should be a significant safety margin at anticipated therapeutics doses of Resunab in patients.

Animal toxicological profiles of orally administered Resunab in single and multi-dose studies in mice, rats, and dogs, and a battery of in vitro and in vivo genetic toxicity studies, have been conducted, including a chronic rat toxicology that was requested by the FDA and successfully completed. The results of these studies showed no major toxicological concerns and an excellent safety margin based on drug exposure levels in animals compared to human exposure. In support of Phase II clinical trials, thirteen-week Good Laboratory Practice (“GLP”) toxicology studies have been completed in rats and dogs. Based on the results of these studies and prior clinical trials, the safety margin in humans is estimated to be between 8 and 32 times greater than the doses in our clinical trials.

Pre-clinical Results

In pre-clinical studies, with both prophylactic and therapeutic administration, Resunab has demonstrated clear efficacy at resolving inflammation. Inflammation was induced in animal pharmacology models by a variety of stimuli that trigger acute innate immune responses or mimic established inflammation: arachidonic acid, zymosin, platelet activating factor, IL-1β and TNFα, Freund’s complete adjuvant, and bleomycin. At the histological level, Resunab suppressed inflammation in all of these disease models in which it was studied. At the cellular level, Resunab reduced the numbers of inflammatory cells in the tissue, especially neutrophils. Resunab also induced non-inflammatory death, or apoptosis, of activated T cells. At the molecular level, Resunab stimulated the production of the SPM lipoxin A4 and the anti-inflammatory eicosanoid prostaglandin J2, while reducing production of pro-inflammatory eicosanoids leukotriene B4 and prostaglandin E2. Resunab reduced production of pro-inflammatory cytokines IL-6, TNFα, IL-1β, and type 1 interferons.

Resunab also demonstrated clear efficacy at stopping fibrotic processes in pre-clinical studies, with both prophylactic and therapeutic administration. Fibrosis was induced in joints by Freund’s complete adjuvant, in skin by bleomycin and TGFβ receptor 1 activation, and in lungs by bleomycin. At the histological level, Resunab inhibited the development or progression of fibrosis in each model, with reduced joint ankylisis, skin thickness, and lung fibrosis. For example, at a low dose of 0.1 mg/kg three days a week, Resunab significantly inhibited joint ankylosis (fibrosis) in adjuvant-induced arthritis. At a cellular level, myofibroblast accumulation was reduced (along with inflammatory cell infiltration).  At the molecular level, Resunab reduced cellular activation through Erg-1, reduced expression of the pro-fibrotic growth factors TGF-β and connective tissue growth factor, and reduced production of hydroxyproline and collagen.

Collectively, we believe this data supports the development of Resunab as a potent and novel drug to resolve inflammation and halt fibrosis with the potential to treat some of the key manifestations of the indications we are pursuing.

Effect of Resunab in CF Mouse Model

Since patients with CF not only have inflammation, but they are also chronically colonized with bacteria, pre-clinical studies were conducted by Case Western Reserve University to evaluate Resunab’s overall impact on Pseudomonas aeruginosa colonization.  Pseudomonas aeruginosa infection was impregnated into wildtype mice (control group) and CFTR-deficient mice in which the CFTR gene was knocked out. Each group then received treatments with Resunab escalating doses 24 hours post infection over a ten day period. At day 10, animals were euthanized and evaluated for bacteria load (colony forming units or “CFUs”), total and differential bronchoalveolar lavage (BAL) white blood cell counts (WBCs). The results of the study demonstrated that  in the CFTR-deficient mice group, Resunab improved survival, decreased weight loss, reduced the numbers of neutrophils and white blood cells in the lung and improved the ability of animals to resolve pulmonary infection as assessed by lung bacterial CFUs, compared to control treatment (see Figures 4 & 5 below).

Figure 4: Resunab resolves lung inflammation in Pseudomonas Aeruginosa infected mouse model

Figure 5: Resunab enhances resolution of lung infection in CF mice infected with Pseudomonas aeruginosa

Effect of Resunab in Fibrotic Disease Animal Models

The efficacy of Resunab was investigated in three mouse models of scleroderma. Oral administration of Resunab once-a-day at 1 mg/kg/day inhibited dermal fibrosis in the three models as measured by reductions in dermal thickness, markers of collagen production, and myofibroblast abundance (cells that produce collagen). Histopathologic evaluation revealed that Resunab inhibited the fibrosis of the skin tissue in each of these models. In addition, oral administration of Resunab was effective at inhibiting lung fibrosis in a bleomycin-induced mouse model of systemic sclerosis (Figure 6). Collectively, we believe this data supports the development of Resunab as a potent and novel anti-fibrotic/anti-inflammatory drug with the potential to treat some of the key manifestations of human scleroderma.

Figure 6: Resunab inhibits skin thickening in bleomycin-induced model of fibrosis in systemic sclerosis

To translate these in vivo effects of Resunab on fibrosis in animal models to humans, we determined the anti-fibrotic effects of Resunab on dermal fibroblasts isolated from diffuse cutaneous systemic sclerosis patients. Dermal fibroblasts from systemic sclerosis patients overproduce extracellular matrix proteins like collagen and the pro-fibrotic cytokine TGF- β. Further supporting its anti-fibrotic activity, Resunab inhibited new collagen synthesis, reduced TGF-β and increased anti-inflammatory (resolving) eicosanoid levels in this ex-vivo model of human systemic sclerosis. These responses were statistically significant with a p<0.001 as determined using the Student-Newmen Keuls post-hoc test for multiple comparisons. TGF-β has been identified in published scientific literature to be an important cytokine in promoting inflammation and fibrosis in multiple diseases and conditions including systemic sclerosis and cystic fibrosis. While no pre-clinical model is entirely predictive of clinical efficacy, the results from these pre-clinical studies provide a credible rationale for further clinical development.

Human Clinical Results to Date

Two Phase 1 and one Phase 2 clinical trials have been conducted by prior licensees Atlantic Pharmaceuticals and Indevus Pharmaceuticals, Inc. who were developing Resunab as an analgesia therapy (pain relief) rather than an anti-inflammatory therapy. Based on their review of the preclinical and clinical data in pain relief, Indevus Pharmaceuticals elected not to continue with further clinical trials and its license rights were terminated in December 2008. Upon termination, the rights reverted back to Dr. Sumner Burstein who then assigned the rights to us in April 2009.

The first Phase 1 study evaluated the safety, tolerability and pharmacokinetics of a single oral dose of Resunab in healthy adult male subjects over a dose range from 1 mg to 10 mg, in 4 dose groups of 8 subjects each. Resunab had satisfactory oral bioavailability, was well tolerated, and exhibited linear pharmacokinetics over the dose range tested. There were no life-threatening or serious adverse events in this study. Two subjects in the 3 mg group and one subject in the 6 mg group out of a total of twenty-four subjects reported adverse events of mild to moderate intensity. None of the remaining subjects in the 3 mg and 6 mg groups and no subjects in the 1 mg, 10 mg and placebo groups experienced any adverse events. The two subjects in the 3 mg group reported blurred vision, difficulty in remembering, mild euphoria, impression of slower movements, dry mouth and difficulty in concentrating. The one subject in the 6 mg group reported orthostatic vagal fainting, feeling dizzy, and nausea immediately after the first blood draw, which occurred prior to the administration of the drug.

The second Phase 1 study evaluated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of Resunab at higher doses. Each dose level had 8 subjects randomized at a ratio of 6 receiving Resunab and 2 receiving placebo. Doses ranged from 10 to 240 mg single dose, and 20, 40 and 80 mg three times a day, or tid, for 7 days multi-dose. Resunab showed good tolerability at single doses up to 120 mg and multiple doses up to 40 mg three times a day for 7 days. For the single dose treatment stage, the most frequently occurring treatment–emergent adverse events, or TEAEs, occurring in > 10% of all subjects treated with Resunab, in decreasing order of frequency, were: dizziness (15 out of 48), nausea (10 out of 48), vomiting (7 out of 48), pallor (6 out of 48), dry mouth (5 out of 48), headache (5 out of 48), somnolence (5 out of 48), tremor (5 out of 48), and disorientation (5 out of 48). All TEAEs were mild to moderate and the majority of these events occurred in subjects treated at dose levels of 120 mg and above. For the multiple dose stage, there were no TEAEs at 20 mg tid while in the 40 and 80 mg tid dose groups the most frequently occurring TEAEs, occurring in > 10% of all subjects treated with Resunab, were at the 40 and 80 mg tid dose respectively: dizziness (4 out of 6 and 3 out of 6), nausea (2 out of 6 and 1 out of 6), somnolence (2 out of 6 and 1 out of 6), dry mouth (1 out of 6 and 1 out of 6), fatigue (0 out of 6 and 2 out of 6), feeling abnormal (0 out of 6 and 2 out of 6), anorexia (0 out of 6 and 2 out of 6), inappropriate affect (0 out of 6 and 2 out of 6), and orthostatic hypotension (0 out of 6 and 2 out of 6). The majority of these events were mild and occurred in subjects treated at the highest dose level of approximately 80 mg three times a day, for 7 days (i.e., subjects treated with 80 mg tid were reduced to 60 mg tid starting with the second dose on Day 2 continuing through Day 7). In some elderly patients over 65 years of age, changes in electrocardiogram readings were noted; however no differences in readings were observed between subjects treated with Resunab versus and placebo thus this was not deemed to be of clinical relevance. Resunab exhibited linear pharmacokinetics over the dose range tested.

A Phase 2 crossover design study was conducted for Resunab in refractory neuropathic pain patients, or NP. In this study, 21 NP patients were treated with either Resunab or placebo at a dose of 20 and 40 mg twice a day (8 hours apart) for 1 week followed by a 1 week washout and a cross over. Resunab reduced the 3 hour pain index by up to 28% (p<0.03) in one cohort, and was effective at reducing pain by >30% in 50% of this same cohort (P<0.03) of refractory pain patients although its analgesic effect wore off between 3-8 hours post-dose. Resunab was well tolerated and there were no safety issues of note in this study.

While Resunab showed a clear analgesic signal in this phase 2 study in refractory neuropathic pain patients, we are not relying on these efficacy results to support our clinical program as this study was designed to measure pain while our future studies will have a completely different efficacy endpoint.

Clinical Development Plan

Overview

We are currently conducting Phase 2 randomized, double-blind, placebo-controlled clinical trials in cystic fibrosis, systemic sclerosis, and dermatomyositis. These studies are evaluating the safety, efficacy, and pharmacokinetics of Resunab in patients, during 84 days of active treatment.  Proof of CB2-mediated biologic activity is being tested with metabolipidomic profiles, testing for shift in production of bioactive lipid mediators to SPMs and away from inflammation-activating lipid mediators.   Evidence of downstream effects of Resunab on relevant pathologic processes is being evaluated using biomarkers of inflammation and disease activity in blood and involved tissues. In addition we plan to commence a clinical study during the first quarter of 2017 in Systemic Lupus Erythematosus, or SLE.

Upon obtaining adequate safety, efficacy, and mechanistic data to support selection of outcome, dose, and sample size in pivotal clinical studies in a given indication, we plan to conduct pivotal, global clinical trial(s) in cystic fibrosis, systemic sclerosis, and/or dermatomyositis. We will seek input and concordance from regulatory authorities on the design of these pivotal studies.

We have obtained Orphan Drug Designations and Fast Track status for both CF and systemic sclerosis. Fast Track designation is eligible for some or all of the following: (i) more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written correspondence from FDA about things such as the design of the proposed clinical trial and the use of biomarkers; and (iii) eligibility for Accelerated Approval and Priority Review, if relevant criteria are met.

Cystic Fibrosis

In September 2015, we initiated a Phase 2 study in Resunab in patients suffering from CF.  The study is a multi-center U.S. and European trial. The lead Principal Investigator in the U.S. is Dr. James Chmiel of the Rainbow Babies & Children’s Hospital, Cleveland, Ohio and the Co-Investigator in Europe is Dr. Stuart Elborn of Queens University Hospital, Belfast, Ireland.

The primary objective of the CF study is to evaluate safety and tolerability of Resunab in seventy adults with cystic fibrosis. Secondary objectives are to assess Resunab concentrations and to evaluate efficacy of Resunab in cystic fibrosis. Cystic fibrosis patients in the study are between 18-70 years of age with forced expiratory volume in one second ≥ 40% predicted. Subjects are permitted to remain on their baseline medications for cystic fibrosis and do not need to have a specific mutation of the CFTR. The trial has screening period of 28 days, followed by 112 days of active treatment, and then 28 days safety follow-up. Resunab is being evaluated at initial dosing levels of 1 mg and 5 mg per day for the first 28 days, and then 20 mg once a day and 20 mg twice a day for the next 56 days, versus placebo. Patients are being monitored for safety and tolerability throughout the study. Safety will be assessed with physical examinations, adverse effects, laboratory safety testing, electrocardiograms and testing of psychoactivity. Other assessments will include Resunab concentrations and metabolites measurements of lung function, patient-reported outcomes, and biomarkers of inflammation in the blood and sputum, and metabolipidomic profiles. The Company expects to complete the study and report data by the end of 2016.

Systemic Sclerosis (Scleroderma)

In August 2015, we initiated a Phase 2 double-blind placebo-controlled clinical study in patients suffering from diffuse cutaneous systemic sclerosis. The study is a U.S. multi-center trial. The Principal Investigator is Dr. Robert Spiera of the Hospital of Special Surgery, New York City, New York.

Patients in the systemic sclerosis trial have disease duration less than six years and are permitted to remain on their baseline mediations. Resunab is being evaluated at three dosing levels - 5 mg, 20 mg once a day, and 20 mg twice a day - versus placebo. The trial has a 28 day screening period, followed by 112 days of active treatment period and then a 28 day safety follow-up.  The primary goals of this trial are to evaluate safety and explore efficacy of Resunab in thirty six patients with diffuse systemic sclerosis.  Patients are being monitored for safety and tolerability throughout the study. Safety is being assessed with physical examinations, adverse effects, laboratory safety testing, electrocardiograms and testing of psychoactivity.  Efficacy is being assessed using the Combined Response Index in diffuse cutaneous Systemic Sclerosis and its domains that measure skin thickening, lung function, physician and patient global assessments of general health, and disability. Secondary endpoint measurements include Resunab concentrations and metabolites, other patient-reported outcomes, biomarkers of inflammation and fibrosis in the blood and skin, and metabolipidomic profiles. We expect to complete the study and report data by the end of 2016.

Dermatomyositis

In June 2015, we initiated a Phase 2 double-blind placebo-controlled clinical study evaluating Resunab in patients with skin-predominant dermatomyositis. The study is a U.S. single center trial and is being funded by a N.IH grant. The Principal Investigator is Dr. Victoria Werth of the University of Pennsylvania, Philadelphia, PA.

Patients in the dermatomyositis study have active skin involvement, relatively inactive muscle disease, and are permitted to remain on their baseline mediations. Resunab is being evaluated at two dosing levels - 20 mg once a day and 20 mg twice a day - versus placebo. The trial design has a 28 day screening period, followed by 112 days treatment period and a 28 day safety follow-up. The primary goals of this trial are to evaluate safety and efficacy of Resunab in 22 patients with skin-predominant dermatomyositis.  Patients are being monitored for safety and tolerability throughout the study. Safety is being assessed with physical examinations, adverse effects, laboratory safety testing, electrocardiograms and testing of psychoactivity.  Efficacy is being assessed using the Cutaneous Dermatomyositis Disease Area and Severity Index. Secondary endpoint measurements include Resunab concentrations, other patient-reported outcomes, biomarkers of inflammation and disease activity in the blood and skin, and metabolipidomic profiles. Data from this single center study is expected Q1 2017.

Systemic Lupus Erythematosus

We plan to commence a Phase 2 double blind placebo-controlled study evaluating Resunab in the treatment of SLE in the first quarter of 2017. The study is being funded by an NIH Grant to the Feinstein Institute for Medical Research and will test the efficacy, safety, tolerability and biologic effects of Resunab as a novel, non-immunosuppressive oral treatment to improve signs and symptoms of SLE. The study plans to enroll about 100 adult SLE patients with active musculoskeletal disease and will be carried out at approximately 10 sites in the United States. These patients will receive either placebo or three different doses of Resunab daily for 84 days with 28 days follow-up.

Competition

There are numerous drug therapies currently used to treat CF patients, targeting different aspects of this complex disease. Inhaled and oral antibiotics address the pulmonary microbial infection. Mucolytics address the accumulation of mucus in the lungs. Bronchodilators and hydration agents are also used to help improve pulmonary function. Targeting of the inflammatory component of the disease is currently done by high dose Ibuprofen and oral corticosteroids. While these offer some clinical benefit, they are not used chronically due to their adverse side effects which include immunosuppression and metabolic changes (steroids) as well as the risk of gastrointestinal bleeding (ibuprofen). Thus, there is a clear and urgent unmet medical need for safe and effective inflammation-targeting drugs for the chronic treatment of CF that could potentially have a beneficial impact on morbidity and mortality.

An emerging area of CF therapy is the development of correctors and potentiators of CFTR. In January 2012, Vertex launched Kalydeco™, or ivacaftor, the first ever cystic fibrosis drug specifically targeting the underlying genetic defect in the CFTR ion channel. Kalydeco is a small synthetic oral molecule that helps potentiate the function of the G551D mutant CFTR protein, resulting in improved forced expiratory volume in one second (a measure of obstruction of airflow in the lungs) by approximately 10% in cystic fibrosis patients. With at least 1,800 different known mutations in the CFTR gene, Kalydeco can only be used by a specific sub-section of the cystic fibrosis population (ages 2 and above) who suffer from a limited number of “gating mutations,” including the G551D mutation. Combined, these currently account for about 5.7% of the total cystic fibrosis worldwide patient population or about 4,000 individuals.

A new combination drug from Vertex, Orkambi™ (lumacaftor/ivacaftor) combination treatment targets a larger population of homozygote ΔF508 CFTR mutation patients. Orkambi was approved by the FDA on July 2, 2015. In clinical studies, the lung function of patients taking Orkambi improved by a range of 2.6 percentage points to 3 percentage points, compared with that of patients receiving placebo.  Initially, Orkambi will target the approximately 8,500 homozygotic patients carrying two copies of the ΔF508 mutation, but further approval may be sought for heterozygotic patients (one copy of the ΔF508 and another copy of a different CFTR mutation). Together these two patient populations are estimated to be about 70% of cystic fibrosis patients.

Several other companies are developing drugs for CF targeting CFTR either as a protein or mRNA transcript. These are highlighted in the table below:

Selected CF Products in Development
Company	Drug	Mechanism	Delivery	Mutation	Stage
PTC Therapeutics	Ataluren	Ribosome read thru (nonsense mutations)	Oral	Class 1, nonsense	Phase 3
UK CF Gene Therapy Consortium	pGM169/GL67A	Gene therapy	Inhaled	All	Phase 2b
Novartis	QBW251	Potentiator	Oral	Gating	Phase 2
Bayer	Riociguat	stimulates sGC enzyme	Oral	F508del homozygous	Phase 2
Nivalis Therapeutics (formerly N30)	N91115	GSNOR inhibitor	IV and Oral	F508del homozygous	Phase 1b
Flatley Discovery Lab	FDL169	Corrector	Oral	F508del	Phase 1
Galapagos / AbbVie	GLPG1837 / ABBV-974	Potentiator	Oral	Gating	Phase 1
ProQR	QR-010	RNA oligonucleotide	Inhaled	F508del homozygous	Phase 1
Celtaxsys	Acebilustat	Anti-inflammatory-inhibits production of LTB4	Oral	N/A	Phase 2
Proteostasis	PTI130	CFTR amplifier	Oral	All	Preclinical

For autoimmune disorders such as systemic sclerosis, dermatomyositis and SLE, physicians treat patients with a number of drugs including potent immunosuppressants and cytotoxics to try to reduce the autoimmune response characteristic of the disease.  These drugs have not proven to be very effective thus there remains a high unmet need for safe and effective drugs to treat these autoimmune disorders.  Several companies, including Roche, Boehringer Ingelheim, Bristol Myers, Sanofi, Promedior and Digna Biotech, are actively working to develop new drugs for treating the inflammation and/or fibrosis in systemic sclerosis. To the best of our knowledge, Resunab offers a unique mode of action to treat systemic sclerosis being one of the few oral drugs with the potential to resolve inflammation and halt fibrosis without immunosuppression.

Research and Development

We incurred expenses of approximately $5,889,000 and $1,256,000 for research and development activities for the years ended December 31, 2015 and 2014, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for Resunab.

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

Since acquiring the asset, we have filed three new patent applications for Resunab, which if granted, would extend intellectual property protection through at least 2033. The three new patent filings cover:

•	A composition of matter claim based on an improved ultrapure version of Resunab;
•	Resunab’s use in treating a number of pulmonary fibrotic diseases including cystic fibrosis, systemic sclerosis and idiopathic pulmonary fibrosis; and others
•	Specific Resunab dosing regimens and formulations.

The FDA has granted Resunab an Orphan Drug Designation for both cystic fibrosis and systemic sclerosis and we will be seeking orphan drug status for these indications in Europe.  For dermatomyositis and possibly other orphan inflammatory diseases we will be seeking orphan drug status from the FDA and in Europe. Orphan drug status provides seven years of market exclusivity in the U.S. and ten years in Europe beginning on the date of drug approval.

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

Manufacturing and Supply for Resunab

We have developed and validated a good manufacturing practice, or GMP, process to manufacture Resunab API and drug product through our contract manufacturers. The API contract manufacturer has already produced multi-Kg scale bulk batches of the active pharmaceutical ingredient under GMP for our Phase 2 clinical studies and is capable of producing sufficient active ingredient for all the clinical studies required prior to submitting an NDA filing with the FDA. We do not own or operate manufacturing facilities for the production of Resunab. We expect to depend on third-party suppliers and manufacturing organizations for all of our clinical trial quantities of raw materials and drug substance. Resunab is a synthetic molecule and there are readily available supplies of all raw materials needed for the manufacture of Resunab.

Regulatory Matters

Government Regulation

Any product development activities related to Resunab or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA and other federal, state and local statutes and regulations and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical. Resunab or other products that we may develop or acquire in the future must be approved by the FDA through the IND process before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies which support subsequent clinical testing.

The clinical stage of development can generally be divided into three sequential phases that may overlap, Phase 1, Phase 2 and Phase 3 clinical trials. In Phase 1, generally, small numbers of healthy volunteers are initially exposed to single escalating doses and then multiple escalating doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits, while Phase 2b trials are designed to determine efficacy. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected. In some instances, formal Phase 1 and Phase 2 trials may not be deemed necessary or required by the FDA. Such is often the case when the safety and efficacy of an active ingredient is considered to be well understood by the FDA. Under established regulatory frameworks, pharmaceutical products with active ingredients equal or similar to those known by the FDA often enter more streamlined development programs than compounds entirely new to the agency.

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. Sometimes, these studies are used to gain additional experience from the treatment of patients in the intended therapeutic condition, then often referred to as Phase 4 clinical trials. In certain instances, the FDA may mandate the performance of Phase 4 studies. In other situations, post-approval studies aim to gain additional indications for a medication..

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

Prior to the start of human clinical studies for a new drug in the United States, pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. The sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries. The amount of data that must be supplied in the IND depends on the phase of the study. Phase 1 studies typically require less data than larger Phase 2 and 3 studies. A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, they may suspend or terminate the study at any time. Studies must be conducted in accordance with good clinical practice and regulator reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards responsible for overseeing studies at particular sites and protecting human research study subjects. An independent institutional review board may also suspend or terminate a study once initiated. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that once begun, issues will not arise that could cause the trial to be suspended or terminated.

Review and Approval in the United States

Following pivotal or Phase 3 trial completion, data are analyzed to determine safety and efficacy. Data are then filed with the FDA in a New Drug Application, or an NDA, along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. In the United States, FDA approval of an NDA must be obtained before marketing a pharmaceutical product. The NDA must contain proof of safety, purity, potency and efficacy, which entails extensive pre-clinical and clinical testing.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for Resunab in the indications of cystic fibrosis, systemic sclerosis, or other orphan inflammatory diseases.

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

As in the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the regulatory controls on clinical research are currently undergoing a harmonization process following the adoption of the Clinical Trials Directive 2001/20/EC, there are currently significant variations in the member state regimes. All member states, however, currently require independent institutional review board approval of interventional clinical trials. Except for the United Kingdom Phase 1 studies in health volunteers, all clinical trials require either prior governmental notification or approval. Most regulators also require the submission of adverse event reports during a study and a copy of the final study report.

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

In the United States, our product candidate, Resunab, is currently classified as Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on Resunab’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though Resunab’ s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies Resunab as a Schedule I substance.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, that establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities with Resunab. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances.  We have been working with our manufacturers, distributors, exporters and clinical sites to obtain the necessary licenses to work with Resunab.  The parties responsible for the manufacturing, distribution and export of Resunab have already applied for and have been granted DEA licenses and a number of institutions responsible for conducting our Phase 2 clinical studies have also been granted DEA licenses

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of Resunab or in the completion of the Phase 2 clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

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

Employees

We have 12 full time employees. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) January 1, 2020, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. We are choosing to “opt out” of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards, and intend to take advantage of the other reporting exemptions until we are no longer an “emerging growth company.”

Corporate Information

Corbus Pharmaceuticals, Inc. (formerly known as JB Therapeutics Inc.), was incorporated on April 24, 2009 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics, Inc. completed a merger with Corbus Pharmaceuticals Holdings, Inc. and changed its name to Corbus Pharmaceuticals, Inc. Upon the consummation of the merger, Corbus Pharmaceuticals, Inc. became a wholly owned subsidiary of Corbus Pharmaceuticals Holdings, Inc. which continues to operate the business of Corbus Pharmaceuticals, Inc. Our principal executive offices are located at 100 River Ridge Drive, Norwood, Massachusetts 02062, and our telephone number is (619) 963-0100. Our website address is www.corbuspharma.com.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize Resunab. We have been engaged in developing Resunab since 2009. To date, we have not generated any revenue from Resunab and we expect to incur significant expense to complete our clinical program for Resunab in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of Resunab in any indication in the United States or internationally. Even if we are able to commercialize Resunab or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability.  Our net losses for the years ended December 31, 2015 and December 31, 2014 were approximately $8,851,000 and $2,540,000, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $13,278,000.

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

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our financial statements as of December 31, 2015 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2015 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2015, we had cash and cash equivalents of approximately $12.3 million. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  We cannot assure you, however, that we will be able to achieve any of the foregoing.

Our cash or cash equivalents will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to the clinical trials for Resunab. As of December 31, 2015, our consolidated cash balance was approximately $12.3 million. We believe we have sufficient financial resources to fund our operations into at least the fourth quarter of 2016. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their report on our financial statements.

We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, and if we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.

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

Our only product candidate currently is Resunab, which has successfully completed Phase 1 safety studies and is being evaluated in Phase 2 clinical studies for cystic fibrosis, systemic sclerosis and dermatomyositis. We do not generate revenues from any FDA approved drug products and have no other product candidates in development. There is no guarantee that our Phase 2 clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA for any indication. We note that most drug candidates never reach the clinical development stage and even those that do reach clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of Resunab, which may never occur.

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

Our potential competitors both in the United States and Europe include companies developing and/or marketing drugs for cystic fibrosis, including Vertex, Nivalis Therapeutics, ProQr, Proteostasis and PTC Therapeutics, as well as companies working in the systemic sclerosis field, including Bristol-Myers Squibb, Roche, Boehringer Ingelheim and Sanofi.

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

In the United States, our product candidate, Resunab, is currently classified as Schedule I controlled substance as defined in the Controller Substance Act (“CSA”). This designation is based on Resunab’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though Resunab’s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies Resunab as a Schedule I substance.

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

We currently have twelve employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Resunab and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Risks Related to our Common Stock

Our affiliates may control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, and five percent stockholders collectively owned approximately 24.9% of our outstanding shares of common stock as of December 31, 2015. In addition, these stockholders entered into a voting agreement whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described herein. As a result, such entities and individuals may have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

As of December 31, 2015, we had outstanding options to purchase an aggregate of 3,982,065 shares of our common stock at a weighted average exercise price of $1.03 per share and warrants to purchase an aggregate of 1,969,250 shares of our common stock at a weighted average exercise price of $0.97 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we have twelve full time employees which results in a lack of segregation of duties and are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Our principal offices are located at 100 River Ridge Drive, Norwood, MA 02062. We signed a three year lease for office space, commencing July 1, 2014, which included rent payments of approximately $168,000 in the aggregate. In August 2015, this lease was amended for our relocation into 6,326 square feet of new space within the existing building. In January 2016, we began occupying the office space under this lease amendment, which is for a five-year term and includes rent payments of approximately $872,000 in the aggregate. We believe our facilities are adequate for our foreseeable needs.

Item 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “CRBP.” Our shares of common stock began trading on the Nasdaq Capital Market under the symbol “CRBP” effective April 16, 2015.  Prior to April 16, 2015, our common stock was quoted on the Over-the Counter Markets (the “OTC.QB”) under the symbol “CRBP.”  Our shares of common stock began being quoted on the OTC.QB effective October 24, 2014.

The following table contains information about the range of high and low sale prices for our common stock for each quarter during the last two years.  The source of these high and low sales prices was the Nasdaq Capital Market and the OTC.QB.

Fiscal Year Ended December 31, 2015	High Sales Price	Low Sales Price
First Quarter,	$3.25	$2.00
Second Quarter	$4.31	$2.63
Third Quarter	$4.22	$1.45
Fourth Quarter	$2.55	$1.50

Fiscal Year Ended December 31, 2014	High Sales Price	Low Sales Price
Fourth Quarter	$4.95	$2.71

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

Record Holders

As of March 24, 2016, there are approximately 222 record holders of shares of common stock.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare or uncommon chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product Resunab is a novel synthetic oral endocannabinoid-mimetic drug that is intended to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. Resunab is currently being evaluated in three separate Phase 2 studies for the treatment of cystic fibrosis, diffuse cutaneous systemic sclerosis and skin-predominant dermatomyositis. The cystic fibrosis and systemic sclerosis studies are expected to be completed by the end of 2016 and the dermatomyositis study is expected to be completed in the first half of 2017. The United States Food and Drug Administration has granted Resunab Orphan Drug Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. A fourth Phase 2 study of Resunab in systemic lupus erythematosus, or SLE is planned to start in the first quarter of 2017

Resunab is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, which is found on activated immune cells, fibroblasts and muscle cells.  Resunab stimulates the production of Specialized Pro-Resolving Lipid Mediators, or SPMs, which act to resolve inflammation, clear bacteria and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in chronic inflammatory and fibrotic diseases. Through its’ activation of the CB2 receptor, Resunab is designed to move innate immune responses from the activation phase through completion of the resolution phase.   The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through December 2015, our losses from operations have been approximately $13.3 million. Our net losses for the years ended December 31, 2015 and 2014 were approximately $8,851,000 and $2,540,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2016 and in the future in connection with our ongoing activities, as we:

•	conduct clinical trials for Resunab in scleroderma, cystic fibrosis, systemic lupus erythematosus and other indications;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop commercial scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support development of our product candidates; and
•	operate as a public company.

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

To date, we have recorded $648,382 of collaboration revenue related to an award agreement we entered into in fiscal 2015 with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting the Phase 2 clinical trial of Resunab in adults with cystic fibrosis. Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. We recorded these two milestone payments received from the CFFT totaling $2,500,000 as deferred revenue and they are being amortized on a straight-line basis over the expected duration of the performance period of the development program under the Award, which is expected to conclude in February 2017. The remaining $2,500,000 under the Award will be paid to us incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

Research and Development

Research and development expenses are incurred for the development of Resunab and consist primarily of payroll, and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing Resunab for clinical trials and conducting clinical trials. These costs are expected to increase significantly in the future as Resunab is evaluated in clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. Other general and administrative expenses include accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2016 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and gains or losses related to foreign currency exchange rate fluctuations.  Additionally, in fiscal 2014 amounts included in other income (expense) included a gain on the settlement of debt, a gain related to the forgiveness of a note payable, and a loss related to the change in the fair value of a warrant liability.

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

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with nonclinical studies;
•	fees paid to contract manufacturers in connection with the production of Resunab for clinical trials ;
•	fees paid to CRO and research institutions in connection with conducting of clinical studies; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services performed pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited volume of sales of our common stock, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, we also included the volatility of our own common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term and stock options granted to non-employee consultants are revalued at the end of each reporting period until vested and changes in their fair value are recorded as adjustments to expense over the related vesting period. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Risk free interest rate	1.85%	1.88%
Expected dividend yield	0%	0%
Expected term in years	6.73	6.20
Expected volatility	90.68%	89.75%
Estimated forfeiture rate	4.83%	19.20%

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

For all options granted after the completion of the Series A financing in March 2012 until January 2014, the fair value of our common stock was supported by an independent third-party valuation. In conducting this valuation, we utilized the Market Approach to estimate the fair value of our common stock. Under this approach, we considered the market value of comparable early-stage public life science companies and used the ratio of market value to invested capital as a common benchmark for assessing valuation.

For the stock options granted on April 11, 2014 through October 2, 2014, we estimated the fair value of our stock to be $0.63 per share. This was based on our Private Placement completed in April and May 2014 (the “2014 Private Placement”), in which we sold one share of common stock and one warrant for $1.00. We estimated the fair value of each warrant to be $0.37 based on the Black Scholes valuation model. For stock options granted after October 2, 2014 but prior to October 24, 2014 we estimated the fair value of our stock to be $1.00 with the increase in value attributable to the effectiveness of a Registration Statement filed on Form S-1 (File No. 333-198563). Commencing on October 24, 2014, when our common stock started trading on the OTC.QB, we used the closing stock price on the date of grant as quoted on the OTC.QB to determine fair value. Commencing on April 16, 2015, when our common stock started trading on the Nasdaq Capital Market, we used the closing stock price on the date of grant as quoted on the Nasdaq Capital Market to determine fair value.

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

Results of Operations

Comparison of Year Ended 2015 to 2014

Collaboration Revenue. On April 20, 2015, we entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting the Phase 2 clinical trial of Resunab-inflammatory in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received$1,250,000 from the CFFT upon the achievement of a milestone for dosing the first patient. In fiscal 2015, we recorded these two milestone payments received from the CFFT totaling $2,500,000 as deferred revenue. We are amortizing the $2,500,000 on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in February 2017. Accordingly, we recorded $648,382 of collaboration revenue in fiscal 2015. The remaining $2,500,000 that the Company can receive under the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

Research and Development. Research and Development expenses for the year ended December 31, 2015 totaled approximately $5,889,000, an increase of $4,633,000 over the $1,256,000 recorded for the year ended December 31, 2014. The increase in fiscal

2015 as compared to fiscal 2014 was primarily attributable to increases of approximately $3,769,000 for costs related to staffing, clinical operations and clinical trials as Resunab is currently being tested in three separate Phase 2 studies for the treatment of cystic fibrosis, diffuse cutaneous systemic sclerosis and skin-predominant dermatomyositis. Other increases in fiscal 2015 as compared to fiscal 2014 included $359,000 for the manufacturing of Resunab for clinical trials, $261,000 of regulatory costs, primarily for consulting services, $165,000 for stock-based compensation costs, and $79,000 for product development costs.

General and Administrative. General and Administrative expense for the year ended December 31, 2015 totaled approximately $3,613,000, an increase of $2,221,000 over the $1,392,000 recorded for year ended December 31, 2014. The increase in fiscal 2015 as compared to fiscal 2014 was primarily attributable to increases of approximately $795,000 in stock-based compensation costs, $649,000 in public company costs, $216,000 in insurance costs, $163,000 in compensation and recruiting costs, $157,000 in consulting costs and $97,000 in legal costs.

Other Income, Net. Other Income, Net for the year ended December 31, 2015 totaled approximately $3,000, a decrease of $104,000 compared to $107,000 for the year ended December 31, 2014. The decrease was primarily attributable to transactions in 2014 that did not recur in 2015 including a $145,000 gain on the settlement of debt and a $7,000 gain on the forgiveness of interest on a note payable, partially offset by a $28,000 charge related to the change in the fair value of a warrant liability.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities.  In addition, the majority of the costs of the dermatomyositis and systemic lupus erythematosus clinical trials are being funded by NIH grants and our cystic fibrosis clinical trial is being partially funded by a $5 million award from the Cystic Fibrosis Foundation Trust. At December 31, 2015, our accumulated deficit since inception was approximately $13,278,000.

At December 31, 2015, we had total current assets of approximately $12,715,000 and current liabilities of approximately $3,630,000 resulting in working capital of $9,085,000. At December 31, 2015, we had total assets of approximately $12,875,000 and total liabilities of approximately $3,890,000, resulting in a stockholders’ equity of $8,985,000.

Net cash used in operating activities for the year ended December 31, 2015 was approximately $4,647,000, which includes a net loss of $8,851,000, non-cash expenses of $1,195,000, and $3,008,000 of cash provided from a change in net working capital items.

Cash used in investing activities for the year ended December 31, 2015 totaled approximately $114,000 for the purchase of property and equipment.

Cash provided from financing activities for the year ended December 31, 2015 totaled approximately $10,837,000 primarily from the issuance of common stock and warrants.

At December 31, 2015, we had total debt outstanding of approximately $162,000, which matures and is payable in the third quarter of 2016.

At December 31, 2015, we had a cash balance of approximately $12,338,000. We expect our current cash on hand to be sufficient to meet our operating and capital requirements into the fourth quarter of 2016. We will need to raise significant additional capital to continue to fund operations and the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including some or all of our planned clinical trials.

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2015. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward‑looking information.

	Payments due by period
Contractual Obligations	Total	2016	Fiscal 2017-2018	Fiscal 2019-2020	After Fiscal 2020
Operating lease obligations (1)	$876,515	$250,768	$299,958	$312,610	$13,179
Capital lease obligations (2)	12,711	3,884	8,474	353	—
Total	$889,226	$254,652	$308,432	$312,963	$13,179

(1)

In August 2015, we entered into an amendment to our office space lease agreement for our relocation into 6,326 square feet of new space within the existing building. In January 2016, we began occupying the office space under this lease amendment, which is for a five-year term and includes rent payments of approximately $872,000 in the aggregate.

(2)

On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2015, other than our lease for office space, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-20 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are not an accelerated filer or a large accelerated filer.

Changes in Internal Controls over Financial Reporting

In the fourth fiscal quarter of 2015, we hired a Controller in our finance department to enhance and strengthen our internal controls over financial reporting.

Other than the enhancement reported above, during the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-19 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

5.1	Opinion of Lowenstein Sandler LLP (incorporated by reference to Exhibit 5.1 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014).

10.1

Placement Agency Agreement, dated March 27, 2014, between the Company and Aegis Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

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

10.16

Letter Agreement, dated August 18, 2014, between the Company and Barbara White (incorporated herein by reference to Exhibit 10.15 of the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on
March 31, 2015).

10.17

Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).#

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

Exhibit No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 28, 2016	By:	/s/ YUVAL COHEN
		Name:	Yuval Cohen
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2016
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016
Sean Moran

/s/ ALAN HOLMER	Director	March 28, 2016
Alan Holmer

/s/ DAVID HOCHMAN	Director	March 28, 2016
David Hochman

/s/ RENU GUPTA	Director	March 28, 2016
Renu Gupta

/s/ AVERY CATLIN	Director	March 28, 2016
Avery Catlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corbus Pharmaceuticals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corbus Pharmaceuticals Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 28, 2016

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,338,275	$6,262,445
Prepaid expenses	376,515	270,556
Total current assets	12,714,790	6,533,001
Restricted cash	36,375	13,728
Property and equipment, net	124,138	54,044
Total assets	$12,875,303	$6,600,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$162,019	$144,389
Accounts payable	1,314,377	344,160
Accrued expenses	562,279	249,491
Deferred revenue, current	1,591,358	—
Total current liabilities	3,630,033	738,040
Deferred revenue, noncurrent	260,260	—
Total liabilities	3,890,293	738,040
Commitments and Contingencies
Stockholders’ equity
Preferred Stock $0.0001 par value:10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 37,605,134 and 25,938,332 shares issued and outstanding at December 31, 2015 and December 31, 2014	3,761	2,594
Additional paid-in capital	22,259,063	10,287,214
Accumulated deficit	(13,277,814)	(4,427,075)
Total stockholders’ equity	8,985,010	5,862,733
Total liabilities and stockholders’ equity	$12,875,303	$6,600,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
Collaboration revenue	$648,382	$—
Operating expenses:
Research and development	5,888,659	1,255,535
General and administrative	3,613,416	1,391,638
Total operating expenses	9,502,075	2,647,173
Operating loss	(8,853,693)	(2,647,173)
Other income (expense):
Interest expense	(2,440)	(24,021)
Interest income	3,417	2,115
Forgiveness of interest on note payable	—	7,466
Gain on the settlement of debt	—	145,006
Change in fair value of warrant liability	—	(28,448)
Foreign currency exchange gain	1,977	4,570
Other income, net	2,954	106,688
Net loss	$(8,850,739)	$(2,540,485)
Net loss per share, basic and diluted	$(0.28)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	31,350,145	20,159,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Preferred Stock Convertible		Non-Convertible		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	1,835,212	$1,106,609	200,000	$2,000	6,964,788	$696	$102,696	$(1,886,590)	$(1,783,198)
Issuance of common stock at inception of Corbus					6,000,000	600	(600)		—
Conversion of Series A convertible preferred stock into common stock upon reverse acquisition	(1,835,212)	(1,106,609)	(200,000)	(2,000)	2,035,212	204	1,108,405		1,108,609
Issuance of common stock in private placement, net of issuance costs of $1,857,668					10,260,000	1,026	8,401,306		8,402,332
Issuance of common stock in exchange for settlement of debt					541,948	54	396,138		396,192
Stock compensation expense							193,120		193,120
Issuance of common stock upon exercise of warrants					48,693	5	33,328		33,333
Issuance of common stock upon exercise of stock options					87,691	9	4,441		4,450
Reclassification of derivative warrant liability							48,380		48,380
Net Loss								(2,540,485)	(2,540,485)

Balance at December 31, 2014	—	$—	—	$—	25,938,332	$2,594	$10,287,214	$(4,427,075)	$5,862,733
Stock compensation expense							1,153,302		1,153,302
Issuance of common stock upon exercise of warrants, net of issuance costs of $509,215					11,615,674	1,162	10,812,963		10,814,125
Issuance of common stock upon exercise of stock options					51,128	5	5,584		5,589
Net Loss								(8,850,739)	(8,850,739)
Balance at December 31, 2015	—	$—	$—	$—	37,605,134	$3,761	$22,259,063	$(13,277,814)	$8,985,010

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,850,739)	$(2,540,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,153,302	193,120
Depreciation	43,943	10,405
Gain on foreign exchange	(1,977)	(4,570)
Gain on settlement of notes payable, accrued interest and accounts payable	—	(145,006)
Changes in fair value of derivative warrant liability	—	28,448
Forgiveness of interest on notes payable	—	(7,466)
Non-cash interest expense	—	29,861
Changes in operating assets and liabilities:
Increase in restricted cash	(22,647)	(13,728)
Increase in prepaid expenses	(105,959)	(268,056)
Increase in accounts payable	972,194	170,239
Increase in accrued expenses	312,788	186,002
Increase in deferred revenue	1,851,618	—
Net cash used in operating activities	(4,647,477)	(2,361,236)
Cash flows from investing activities:
Purchases of property and equipment	(114,037)	(64,448)
Net cash used in investing activities	(114,037)	(64,448)
Cash flows from financing activities:
Proceeds from issuance of notes payable	207,750	192,000
Principal payments on notes payable	(190,120)	(247,006)
Proceeds from issuance on common stock	11,328,929	10,305,161
Issuance costs incurred common stock financings	(509,215)	(1,865,046)
Net cash provided by financing activities	10,837,344	8,385,109
Net increase in cash and cash equivalents	6,075,830	5,959,425
Cash and cash equivalent at beginning of the period	6,262,445	303,020
Cash and cash equivalent at end of the period	$12,338,275	$6,262,445
Supplemental disclosure of cash flow information and non cash transactions:
Conversion of Series A preferred stock into common stock	$—	$1,108,609
Conversion of notes payable, accrued interest and accounts payable into common stock and a warrant	$—	$396,000
Reclassification of derivative warrant liability to equity	$—	$48,380

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“CPHI” or “the Company”) is a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic, and serious inflammatory and fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

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

As part of the reverse acquisition, CPHI issued 9,000,000 shares of common stock to holders of JB Therapeutics common and preferred stock in exchange for a total of 5,964,649 common shares outstanding on an as converted basis. In addition, the holders of warrants to purchase common stock of JB Therapeutics received warrants, or the Replacement Warrants, to purchase 377,839 shares of CPHI common stock with an exercise price of ranging from $0.60 to $0.66. In addition, holders of JB Therapeutics Series A preferred stock received warrants to purchase 917,612 shares of common stock of CPHI. Finally, holders of outstanding options of JB Therapeutics received, in substitution for such options, options made pursuant to the Corbus 2014 Equity Incentive Plan to purchase an aggregate of 905,334 shares of CPHI common stock with exercise prices ranging from $0.11 to $0.17 per share. All share and per share amounts presented in these consolidated financial statements for the year ended December 31, 2014 have been retroactively restated to reflect the 1.5089 exchange ratio of JB Therapeutics shares for CPHI shares in the reverse acquisition. Immediately prior to the reverse acquisition, CPHI had 6,000,000 shares outstanding.

The reverse acquisition was accounted for as a recapitalization since the formation of CPHI was formed solely to effect the reverse acquisition and a private placement of equity, and CPHI had no prior operations or net monetary assets. Thus, JB Therapeutics is deemed to be the accounting acquirer and successor entity and the historical financial statements are those of JB Therapeutics as the accounting acquirer. Following the reverse acquisition, the management of JB Therapeutics became the management of CPHI. At the date of the reverse acquisition, the 6,000,000 outstanding shares of CPHI were reflected as an issuance of common stock to the prior holders of CPHI. CPHI had no net monetary assets as of the reverse acquisition so the issuance was recorded as a reclassification between additional paid-in-capital and par value of common stock. On April 11, 2014 and in three subsequent closings, CPHI completed a private placement of equity, raising net proceeds of approximately $8,402,000 (the “2014 Private Placement”) (See Note 12).

2.	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2015, had an accumulated deficit of approximately $13,278,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand of $12,338,275 to be sufficient to meet its operating and capital requirements into the fourth quarter of 2016 based on planned expenditures.  Should the Company be unable to raise sufficient additional capital, the Company may undertake cost-cutting measures including delaying or discontinuing certain clinical activities.  The Company will need to raise significant additional capital to fund the clinical trials for Resunab.  The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned clinical trials.  There have been no adjustments made to these consolidated financial statements as a result of these uncertainties.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2015 and 2014, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2015 and 2014. Cash and cash equivalents consist of the following:

	December 31,
	2015	2014
Cash	$255,943	$10,974
Money market fund	12,082,332	6,251,471
	$12,338,275	$6,262,445

Restricted Cash

Restricted cash as of December 31, 2015 and December 31, 2014 was $36,375 and $13,728, respectively, and was related to a stand-by letter of credit in favor of a landlord (See Note 6).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to their market terms.

Property and Equipment

The estimated life for all Property and Equipment is 3 years, except for leasehold improvements which are amortized over the life of the lease.  See Note 6 for Operating Lease Commitment.

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred. For periods prior to 2015, the Company recorded payments received from research and development grants and awards as a reduction in research and development expense in the statement of operations.

 For the development award received from the Cystic Fibrosis Foundation during 2015 (See Note 17), the Company is recognizing amounts received as revenue under this collaborative research agreement in accordance with the milestone method of Accounting Standards Codification 605—Revenue Recognition, under which payments are recognized as revenue in their entirety when a related milestone is achieved. The research grants prior to 2015 were immaterial, therefore they were not re-classified to revenue.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening inflammatory fibrotic diseases. As of December 31, 2015 and 2014, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2015 or 2014.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2015 and 2014.

Share-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Stock options granted to non-employee consultants are revalued at the end of each reporting period until vested and the changes in their fair value are recorded as adjustments to expense over the related vesting period.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of the Company’s common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of the Company’s common stock has been computed by dividing the net loss for the period by the weighted average number of shares of the Company’s common stock outstanding during such period. For years in which there is a net loss, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	$(8,850,739)	$(2,540,485)
Net loss applicable to common stockholders	(8,850,739)	(2,540,485)
Weighted average shares of common stock outstanding	31,350,145	20,159,861
Net loss per share of common stock-basic and diluted	$(0.28)	$(0.13)

The following potentially dilutive securities outstanding at December 31, 2015 and 2014 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2015	2014
Warrants	1,969,250	13,709,977
Stock options	3,982,065	3,556,691
	5,951,315	17,266,668

Recent Accounting Pronouncements

Accounting for Share-Based Payments

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company believes that the adoption of ASU 2014-12 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Reporting of Going-Concern Uncertainties

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management does not expect the adoption of ASU 2014-15 to have material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management does not expect the adoption of ASU 2016-02 to have material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company had no assets or liabilities classified as Level 1 or Level 2. Certain warrants issued for professional services (Note 14) were classified as Level 3. The fair values of these instruments were determined using models based on market observable inputs and management judgment. There were no material re-measurements of fair value during the years ended December 31, 2015 and 2014 with respect to financial assets and liabilities, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company had valued certain warrants as a derivative liability at December 31, 2013 and due to a modification in the terms of these warrants (See Note 14), the derivative liability was reclassified at June 30, 2014 to Additional Paid in Capital. The warrant derivative liability was re-measured at June 30, 2014 prior to reclassification using the Black-Scholes option pricing model based on the following assumptions:

As of June 30, 2014
Risk free interest rate	1.25%
Expected dividend yield	0%
Contractual term	3.97
Expected volatility	66%

As of December 31, 2015 and 2014 there were no derivative warrant liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability at December 31, 2013	$—	$—	$19,932	$19,932
Change in fair value of the derivative warrant liability	—	—	28,448	28,448
Reclassification of derivative warrant liability to equity	—	—	(48,380)	(48,380)
Derivative warrant liability at December 31, 2014	$—	$—	$—	$—

5.	PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	December 31,
	2015	2014
Computer hardware and software	$40,202	$17,179
Office furniture and equipment	35,209	27,960
Leasehold improvements	19,310	19,310
Construction in progress	83,765	—
Less: accumulated depreciation	(54,348)	(10,405)
Property and equipment, net	$124,138	$54,044

Depreciation expense was approximately $44,000 and $10,000 for the years ended December 31, 2015 and 2014, respectively.  At December 31, 2015, construction in progress consists of purchased property and equipment not placed in service until the Company’s occupation of its new office space in January 2016 (See Note 6).

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014, had a three-year term, and required a standby letter of credit of $13,728 payable in favor of the landlord.  In August 2015, the lease was amended for the relocation of the Company into 6,326 square feet of office space within the existing building. In January 2016, the Company began occupying the space under this lease amendment, which is for a five-year term.  The amendment also required an increase in the standby letter of credit to  $36,375 (See Note 3). Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2015, the future minimum rent commitments are as follows:

2016	$250,768
2017	148,397
2018	151,561
2019	154,723
2020	157,887
Thereafter	13,179
Total	$876,515

Total rent expense for the years ended December 31, 2015 and 2014, including month-to-month leases, was $55,496 and $35,550, respectively.

7.	NOTES PAYABLE

The Company entered into notes payable agreements with vendors in lieu of making payments due on accounts payable to these vendors. Interest accrued on these interest bearing notes payable at an annual rate of 7% with accrued interest and principal due at maturity. In August 2014, the Company entered into a settlement agreement with a vendor for the repayment of $631,000 which included $531,000 in notes payable, $93,000 of accrued interest and $7,000 of accounts payable. Under the terms of the settlement agreement, the Company paid the vendor $90,000 and issued 541,948 shares of common stock and a warrant to purchase 162,539 shares of common stock exercisable at $1.00 per share with a five year term. The Company valued the common stock at $341,000 and estimated the fair value of the warrant to be $55,000 based on a Black-Sholes valuation. The Company estimated the fair value of the common stock to be $0.63 per share based upon the 2014 Private Placement in which the Company sold units consisting of one share of common stock and one warrant for $1.00 each. The Company estimated the fair value of each warrant to be $0.37 based on a Black Scholes valuation model. For the year ended December 31, 2014, the Company recorded a gain on the settlement of $145,006 which was recorded as other income in the statement of operations.

The Company also had a note payable outstanding to another vendor with a balance due of $75,244 at September 30, 2014 which had no stated interest rate. The Company had been accruing interest on this note but reached an agreement with the vendor to pay off this note payable with no interest in four equal monthly principal installments of $25,081 and the note was paid off as of December 31, 2014.

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulated equal monthly payments of principal and interest payments of $24,293 over an eight month period. Interest accrued on this loan at an annual rate of 3.25%. The loan was fully repaid in June 2015.

In November 2015, the Company entered into a loan agreement with a financing company for $207,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $23,397 over a nine month period. Interest accrues on this loan at an annual rate of 3.25%.

Interest expense for notes payable for the years ended December 31, 2015 and 2014 totaled $2,440 and $24,021, respectively.

Notes payable consisted of the following:

	December 31,
	2015	2014
Notes payable	$162,019	$144,389
Less: current portion	(162,019)	(144,389)
	$—	$—

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued clinical operations and trials costs	$365,188	$—
Accrued product development costs	152,018	114,757
Accrued audit fees	16,500	50,000
Accrued payroll	—	40,734
Accrued other	28,573	44,000
Total	$562,279	$249,491

9.	DEFERRED REVENUE

In May 2015, the Company received $1,250,000 upon signing the CFFT award agreement and in the fourth quarter of 2015, the Company received $1,250,000 from CFFT upon the achievement of a milestone for dosing the first patient (See Note 3 and Note 17).  The Company recorded these amounts as deferred revenue and is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period of the development program, which is expected to conclude during the first quarter of 2017. The Company recorded $648,382 of revenue during the year ended December 31, 2015. Deferred revenue consists of the following:

	December 31,
	2015	2014
Deferred revenue	$1,851,618	$—
Less: current portion	(1,591,358)	—
Long term portion	260,260	—

10.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2015, and 2014, the Company had federal and Massachusetts net operating loss carryforwards of approximately $22,416,000 and $7,164,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Massachusetts net operating losses began to expire in 2014. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company also had research and development tax credit carryforwards at December 31, 2015 and 2014 of approximately $441,000 and $190,000, respectively.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2015	2014
NOL carryforward	$4,505,965	$1,408,745
Tax credits	406,888	167,127
Stock based compensation	453,906	60,373
Other temporary differences	12,581	128,093
Subtotal	5,379,340	1,764,338
Valuation allowance	(5,379,340)	(1,764,338)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The Company has no uncertain tax positions at December 31, 2015 and 2014 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2015	2014
Tax provision at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	4.76%	5.03%
Permanent differences	-0.62%	-0.47%
Tax credits	2.67%	3.37%
Other	0.04%	0.21%
Decrease in valuation reserve	-40.85%	-42.14%
Total	0.00%	0.00%

11.	SERIES A PREFERRED STOCK

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

12.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 37,605,134 shares and 25,938,332 shares were issued and outstanding as of December 31, 2015 and 2014, respectively.

On April 11, 2014, in conjunction with the reverse acquisition (See Note 1) and the 2014 Private Placement, the Company issued 6,000,000 shares of common stock to the former shareholders of CPHI and 1,835,212 shares of Series A Convertible Preferred Stock and 200,000 shares of Series A Non-Convertible Preferred Stock were converted into 2,035,212 shares of common stock.

In August 2014, the Company issued 541,948 shares of common stock to a vendor in connection with a settlement of debt obligation (Note 7).

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

During the year ended December 31, 2015, the Company issued 11,666,802 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $10,819,714 from these exercises.

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

Net proceeds after deducting offering expenses were approximately $8,402,000. Aegis Capital Corp acted as the exclusive placement agent for the 2014 Private Placement (the “Placement Agent”). The Placement Agent received a cash fee of $1,023,000 and a non-accountable expense allowance of $308,000. In addition, the Placement Agent received warrants to purchase 2,047,000 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants contain a cashless exercise feature and the fair value of the warrants was recorded as a stock issuance cost and was netted against the gross proceeds received. Certain members of the management of Aegis Capital Corp. are also shareholders of CPHI.

In connection with the 2014 Private Placement, CPHI entered into a registration rights agreement with the private placement investors, the Placement Agent and holders of its outstanding warrants. CPHI was required to file a registration statement with the Securities and Exchange Commission (“SEC”) no later than July 29, 2014, covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the 2014 Private Placement, as well as the existing warrants. The Company filed a confidential registration statement on Form S-1 on July 2, 2014 and the S-1 was declared effective by the SEC on October 3, 2014. The Company was required to keep the registration statement effective for a period of one year, or until Rule 144 of the Securities Act became available to investors, whichever was earlier.

13.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. On January 1, 2015, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 1,815,683 shares. As of December 31, 2015, there was a total of 8,666,017 shares reserved for issuance under the 2014 plan and there were 4,545,135 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to 10 years from the date of issuance.

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares.  In accordance with the terms of the 2014 Plan, effective as of January 1, 2016, the Board of Directors approved an increase in the number of shares of common stock available for issuance under the 2014 Plan in an amount of 1,250,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2015. As of January 1, 2016, the 2014 Plan had a total reserve of 9,916,017 shares and there were 5,795,133 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2015 and 2014, the Company recorded non-cash, stock-based compensation expense of $1,153,302 and $193,120, respectively, net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also included the volatility of its own common stock. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The weighted average assumptions used principally in determining the fair value of options granted were as follows:

	2015	2014
Risk free interest rate	1.85%	1.88%
Expected dividend yield	0%	0%
Expected term in years	6.73	6.20
Expected volatility	90.68%	89.75%
Estimated forfeiture rate	4.83%	19.20%

A summary of option activity for years ended December 31, 2015 and 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Outstanding at December 31, 2013	597,243	$0.13
Granted	3,047,139	$0.95
Exercised	(87,691)	$0.11
Outstanding at December 31, 2014	3,556,691	$0.83
Granted	600,002	$2.10
Exercised	(51,128)	$0.11		$152,531
Forfeited	(123,500)	$1.00
Outstanding at December 31, 2015	3,982,065	$1.03	8.10	$2,578,843
Vested at December 31, 2015	1,946,810	$0.87	7.63	$1,560,372

The weighted average grant-date fair value of options granted during the year ended December 31, 2015 was $1.41 per share. The total fair value of options that were vested as of December 31, 2015 was $1,290,500. As of December 31, 2015 there was approximately $1,306,093 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.21 years at December 31, 2015.

14.	DERIVATIVE INSTRUMENTS

In 2013, the Company’s predecessor, JB Therapeutics, Inc., issued warrants for the purchase of 301,778 shares of common stock, which had provisions that included anti-dilution protection, cashless exercise provisions and, under certain conditions, granted holders the right to request the Company repurchase the warrant. Accordingly, these warrants were considered derivative instruments through June 30, 2014 and were recorded as a derivative warrant liability. On June 30, 2014, these warrant agreements were modified to eliminate the anti-dilution protection and accordingly these warrants were no longer considered a derivative liability and the fair value of $48,380 shares was reclassified and recorded as an  increase in additional paid-in capital.

To value the derivative warrant liability, the Company used the Black-Scholes option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments were recognized in the  statement of operations as gain or loss on change in fair value of warrant liability. There was a loss on change in fair value of the warrant liability of $28,448 recognized for the year ended December 31, 2014.

15.	WARRANTS

In June 2013, the Company issued warrants to purchase 301,778 shares of common stock at an exercise price of $0.66 per share in exchange for services provided. These warrants were valued at $21,910 in June 2013 and expensed to general and administrative expenses with an offset to derivative liability. On June 30, 2014, the Company issued an additional 48,222 warrants to the warrant holder in exchange for a settlement of a claim and modification of the warrant terms and to eliminate the anti-dilution protection (See Note 14).

In connection with the 2014 Private Placement (See Note 12) the Company issued warrants to investors and former holders of Series A Convertible Preferred Stock to purchase an aggregate of 11,177,612 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants had a provision that permitted the Company to call and redeem the warrants after a thirty day notice period if the stock traded at $2.50 or greater on a volume weighted average basis for at least twenty consecutive trading days. In addition, the Company issued warrants to the Placement Agent to purchase 2,047,000 shares of common stock with an exercise price of $1.00 per share and a five year term. These warrants contain a cashless exercise feature and the fair value of the warrants was recorded as a stock issuance cost and netted against the gross proceeds received.

In August 2014, the Company issued a warrant to a vendor in connection with a debt settlement (See Note 7) for the purchase of 162,539 shares of common stock exercisable at $1.00 per share with a five year term. The Company estimated the fair value of the warrant to be $55,000 based on a Black-Sholes valuation and charged additional paid-in capital.

At December 31, 2015, there were warrants outstanding to purchase 1,969,250 shares of common stock with a weighted average exercise price of $0.97 and a weighted average remaining life of 3.33 years. During the year ended December 31, 2015, warrants to purchase 11,615,674 shares of common stock were exercised for net proceeds (see Note 12) of approximately $10,814,125 which included warrants to purchase 371,250 shares of common stock that were exercised in cashless exercises, in accordance with the warrant agreements, resulting in the issuance of 255,724 shares.  There were no warrants issued or cancelled during the year ended December 31, 2015.

16.	RELATED PARTY TRANSACTIONS

In connection with the formation of Corbus Pharmaceutical Holdings, Inc. in December 2013, certain affiliates of Aegis Capital Corp. (the “Placement Agent”) and certain other parties not affiliated with us or the Placement Agent subscribed for an aggregate of 6,000,000 shares of common stock for which they paid an aggregate of $120,000 ($0.02 per share), including David Hochman, one of our directors who purchased 450,000 shares and whose family trust purchased 90,000 shares of common stock.

Following the Initial Closing of the 2014 Private Placement, which took place on April 11, 2014, the Placement Agent had a right to appoint one member of the Company’s board of directors for a two-year term (the “Aegis Nominee”). David Hochman was appointed as the Aegis Nominee.

On June 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at a rate of $5,000 per month for twelve months, payable quarterly in advance. During the years ended December 31, 2015 and 2014, the Company paid Orchestra $15,000 and $45,000, respectively. The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

The Company entered into a non-exclusive financial advisory agreement with Aegis under which the Company paid Aegis $200,000 upon the execution of the agreement, which commenced on September 1, 2015 and expired on November 30, 2015. The Company also paid Aegis a warrant solicitation fee of $309,215 in connection with the exercise of warrants that were called and exercised in the third quarter of 2015.

One of the members of the Company’s scientific advisory board was considered an affiliate of the Company as he owned more than 10% of the Company’s common stock as of December 31, 2015.

17.	DEVELOPMENT AWARD

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug Resunab in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015 from the CFFT. In the fourth quarter of 2015, the Company received a second payment of $1,250,000 from the CFFT upon the achievement of a milestone for dosing the first patient (See Notes 3 and 9). In 2015, the Company recorded these amounts received from the CFFT totaling $2,500,000 as deferred revenue. The Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017. The remaining $2,500,000 under the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

18.	SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares.  In accordance with the terms of the 2014 Plan, effective as of January 1, 2016, the Board of Directors approved an increase in the number of shares of common stock available for issuance under the 2014 Plan in an amount of 1,250,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2015.  As of January 1, 2016, the 2014 Plan had a total reserve of 9,916,017 shares and there were 5,795,133 shares available for future grants.

Lupus Development Award

On March 7, 2016, the Company announced that Resunab will be tested for efficacy and safety in a Phase 2 clinical study in systemic lupus erythematosus (“SLE”). The SLE trial has been selected for funding by the National Institutes of Health Autoimmunity Centers of Excellence (ACE) program, through a grant to the Feinstein Institute for Medical Research (FIMR), Manhasset, NY.

The Phase 2 trial will test the efficacy, safety, tolerability and biologic effects of Resunab as a novel, non-immunosuppressive oral treatment to improve signs and symptoms of SLE. The study plans to enroll 100 adult SLE patients with active musculoskeletal disease and will be carried out at approximately ten sites in the United States. These patients will receive either placebo or three different doses of Resunab daily for 84 days with 28 days follow-up.