Form 10-Q
period 2016-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2016-05-13
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2016.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number:

001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 River Ridge Drive Norwood, MA	02062
(Address of principal executive offices)	(Zip code)

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

As of May 9, 2016, 37,606,165 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,687,805	$12,338,275
Prepaid expenses	474,560	376,515
Total current assets	10,162,365	12,714,790
Restricted cash	36,375	36,375
Property and equipment, net	296,534	124,138
Total assets	$10,495,274	$12,875,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$92,958	$162,019
Accounts payable	1,230,449	1,314,377
Accrued expenses	1,297,988	562,279
Deferred revenue, current	1,455,020	1,591,358
Total current liabilities	4,076,415	3,630,033
Deferred revenue, noncurrent	—	260,260
Other long-term liabilities	14,852	—
Total liabilities	4,091,267	3,890,293
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 37,605,827 and 37,605,134 shares issued and outstanding at March 31, 2016 and December 31, 2015	3,761	3,761
Additional paid-in capital	22,570,301	22,259,063
Accumulated deficit	(16,170,055)	(13,277,814)
Total stockholders’ equity	6,404,007	8,985,010
Total liabilities and stockholders’ equity	$10,495,274	$12,875,303

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Collaboration revenue	$396,598	$—
Operating expenses:
Research and development	2,173,933	723,430
General and administrative	1,109,889	811,869
Total operating expenses	3,283,822	1,535,299
Operating loss	(2,887,224)	(1,535,299)
Other income (expense):
Interest expense	(6,430)	(979)
Interest income	1,070	560
Foreign currency exchange gain	343	—
Other expense, net	(5,017)	(419)
Net loss	$(2,892,241)	$(1,535,718)
Net loss per share, basic and diluted	$(0.08)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	37,605,210	25,871,796

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,892,241)	$(1,535,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	311,238	301,958
Depreciation	17,285	5,371
Changes in operating assets and liabilities:
Increase in restricted cash	—	(2)
(Increase) decrease in prepaid expenses	(98,045)	59,805
Decrease in accounts payable	(196,648)	(155,862)
Increase in accrued expenses	732,136	44,498
Decrease in deferred revenue	(396,598)	—
Increase in other long-term liabilities	7,905	—
Net cash used in operating activities	(2,514,968)	(1,279,950)
Cash flows from investing activities:
Purchases of property and equipment	(65,322)	(1,727)
Net cash used in investing activities	(65,322)	(1,727)
Cash flows from financing activities:
Principal payments on notes payable	(69,061)	(71,902)
Proceeds from issuance of common stock	—	62,600
Principal payments on capital lease obligation	(1,119)	—
Net cash used in financing activities	(70,180)	(9,302)
Net decrease in cash and cash equivalents	(2,650,470)	(1,290,979)
Cash and cash equivalent at beginning of the period	12,338,275	6,262,445
Cash and cash equivalent at end of the period	$9,687,805	$4,971,466
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$6,430	$979
Asset acquired under capital lease obligation	$11,638	$—
Property and equipment unpaid or accrued	$112,720	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015.  The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2016, had an accumulated deficit of $16,170,055. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the current cash on hand of $9,687,805 together with the milestone payments from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) (See Note 13), which the Company expects to receive during 2016 if the Company achieves certain milestones, to be sufficient to meet its operating and capital requirements into the fourth quarter of 2016 based on planned expenditures.  Should the Company be unable to raise sufficient additional capital, the Company may undertake cost-cutting measures including delaying or discontinuing certain clinical activities.  The Company will need to raise significant additional capital to fund the clinical trials for Resunab.  The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned clinical trials.  These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments made to these consolidated financial statements as a result of these uncertainties.

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation and the accrual of research and clinical obligations.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At March 31, 2016 and December 31, 2015, cash equivalents were comprised of money market funds. The Company had no marketable investments at March 31, 2016 and December 31, 2015. Cash and cash equivalents consist of the following:

	March 31	December 31,
	2016	2015
Cash	$87,461	$255,943
Money market funds	9,600,344	12,082,332
	$9,687,805	$12,338,275

Restricted Cash

Restricted cash as of March 31, 2016 and December 31, 2015 was $36,375 due to a stand-by letter of credit issued in favor of a landlord (See Note 5).

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying values of loans payable approximate their fair value due to their market terms.

Property and Equipment

The estimated life for the Company’s property and equipment is as follows:  three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the life of the respective leases. See Note 4 for details of property and equipment and Note 5 for operating and capital lease commitments.

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred.

For the development award received from the CFFT during 2015 (See Note 13), the Company is recognizing amounts received as revenue under this collaborative research agreement in accordance with the milestone method, under which payments are recognized as revenue in their entirety when a related milestone is achieved.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of March 31, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2016 or December 31, 2015.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2016 and 2015.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of the Company’s common stock has been computed by dividing net loss for the period by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
Basic and diluted net loss per share of common stock:
Net loss	$(2,892,241)	$(1,535,718)
Net loss applicable to common stockholders	$(2,892,241)	$(1,535,718)
Weighted average shares of common stock outstanding	37,605,210	25,871,796
Net loss per share of common stock-basic and diluted	$(0.08)	$(0.06)

The following potentially dilutive securities outstanding at March 31, 2016 and 2015 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	March 31,
	2016	2015
Warrants	1,967,375	13,647,848
Stock options	5,152,685	3,698,848
Total	7,120,060	17,346,696

Recent Accounting Pronouncements

Accounting for Share-Based Payments

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company’s adoption of ASU 2014-12 in the first quarter of 2016 had no impact on its financial position, results of operations, cash flows, or disclosures.

Reporting of Going-Concern Uncertainties

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management has not yet determined the effects that the adoption of ASU 2016-02 may have on the Company’s financial position, results of operations, cash flows, or disclosures.

Employee Share-Based Payment Accounting

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. Management does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
Computer hardware and software	$46,156	$40,202
Office furniture and equipment	150,106	35,209
Leasehold improvements	138,129	19,310
Construction in progress	—	83,765
Property and equipment, gross	334,391	178,486
Less: accumulated depreciation	(37,857)	(54,348)
Property and equipment, net	$296,534	$124,138

Depreciation expense was $17,285 and $5,371 for the three months ended March 31, 2016 and 2015, respectively.

On December 30, 2015, we entered into a lease agreement for a copier machine. The cost of the machine was approximately $12,000 and is included in office furniture and equipment category in the table above. The machine was placed in service in January 2016 and is amortized over the life of the lease. The lease is for a three-year term and includes a bargain purchase option at the end of the term. See Note 5 for details of this capital lease commitment.

At December 31, 2015, construction in progress consisted of purchased property and equipment not placed in service until the Company’s occupation of its new office space in January 2016 (See Note 5).

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

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2016, the future minimum rent commitments are as follows:

2016 (remainder of year)	$109,124
2017	148,398
2018	151,561
2019	154,723
2020	157,886
2021	13,179
Total	$734,871

Total rent expense for the three months ended March 31, 2016 and 2015 was $36,546 and $13,725, respectively.

Capital Lease Commitment

On December 30, 2015, the Company entered into a capital lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of March 31, 2016, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of March 31, 2016:

2016 (remainder of year)	$3,178
2017	4,237
2018	4,237
2019	353
Total	$12,005

6.	NOTES PAYABLE

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulated equal monthly payments of principal and interest payments of $24,293 over an eight-month period. Interest accrued on this loan at annual rate of 3.25%. This loan was fully repaid as of September 30, 2015.

In November 2015, the Company entered into a loan agreement with a financing company for $207,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $23,397 over a nine-month period. Interest accrues on this loan at an annual rate of 3.25%.

For three months ended March 31, 2016 and 2015, interest expense related to these loan agreements totaled $1,130 and $979, respectively.

Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
Notes payable	$92,958	$162,019
Less: current portion	(92,958)	(162,019)
Long term portion	$—	$—

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued clinical operations and trials costs	$1,028,181	$365,188
Accrued product development costs	141,756	152,018
Accrued audit fees	60,000	16,500
Accrued other	68,051	28,573
Total	$1,297,988	$562,279

8.	DEFERRED REVENUE

In May 2015, the Company received $1,250,000 upon signing the CFFT award agreement and in the fourth quarter of 2015, the Company received $1,250,000 from CFFT upon the achievement of a milestone for dosing the first patient (See Note 3 and Note 13).  The Company recorded these amounts as deferred revenue and is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period for the development program, which is expected to conclude during the first quarter of 2017. For the three months ended March 31, 2016 and 2015, the Company recorded revenue of $396,598 and $0, respectively.  Deferred revenue consisted of the following:

	March 31,	December 31,
	2016	2015
Deferred revenue	1,455,020	$1,851,618
Less: current portion	(1,455,020)	(1,591,358)
Long-term portion	$—	$260,260

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 37,605,827 shares and 37,605,134 shares were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, the Company issued 693 shares of common stock upon the cashless exercise of a warrant.

10.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall be subject to an automatic annual increase on January 1st of each year equal to the greater of (i) seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, (ii) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2014 Plan on December 31st of such preceding calendar year or a lesser number of shares of common stock determined by the Company’s Board of Directors. In accordance with the terms of the 2014 Plan, effective as of January 1, 2016, the Board of Directors approved an increase in the number of shares of common stock available for issuance under the 2014 Plan in an amount of 1,250,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2015. As of March 31, 2016, there was a total of 9,916,017 shares reserved for issuance under the 2014 Plan and there were 4,624,513 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to ten years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2016 and 2015, respectively, the Company recorded non-cash, stock-based compensation expense of $311,238 and $301,958, respectively, net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also included the volatility of its own common stock. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted to employees under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.81%	1.86%
Expected dividend yield	0%	0%
Expected term in years	6.28	9.87
Expected volatility	88.3%	101.5%
Estimated forfeiture rate	5%	0.34%

A summary of option activity for the three months ended March 31, 2016 and is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Average
		Average	Term in	Intrinsic
Options	Shares	Exercise Price	Years	Value
Outstanding at December 31, 2015	3,982,065	$1.03
Granted	1,195,000	$1.40
Exercised	—
Forfeited	(24,380)	$2.55
Outstanding at March 31, 2016	5,152,685	$1.11	8.31	$3,920,264
Vested at March 31, 2016	2,142,468	$0.90	7.44	$2,130,712

The weighted average grant-date fair value of options granted during the three months ended March 31, 2016 was $1.40 per share. As of March 31, 2016, there was approximately $2,128,624 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.09 years.

11.	WARRANTS

At March 31, 2016, there were warrants outstanding to purchase 1,967,375 shares of common stock with a weighted average exercise price of $0.97 and a weighted average remaining life of 3.1 years. During the three months ended March 31, 2016, a warrant to purchase 1,875 shares of common stock was exercised on a cashless basis resulting in the issuance of 693 shares.  During the three months ended March 31, 2015, warrants to purchase 62,129 shares of common stock were exercised.  There were no warrants issued or cancelled during the three months ended March 31, 2016 and 2015.

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

On March 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. For the three months ended March 31, 2015, the Company paid Orchestra $15,000.  The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

As of March 31, 2015, one of the members of the Company’s scientific advisory board was considered an affiliate of the Company as he owned more than 10% of the Company’s common stock at that date.  This individual’s ownership of the Company’s common stock was less than 10% as of March 31, 2016

13.	DEVELOPMENT AWARDS

Cystic Fibrosis Development Award

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug Resunab in adults with cystic fibrosis (“CF”). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015 from the CFFT (See Notes 3 and 8). In the fourth quarter of 2015, the Company received a second payment of $1,250,000 from the CFFT upon the achievement of a milestone for dosing the first patient. In 2015, the Company recorded these amounts received from the CFFT totaling $2,500,000 as deferred revenue. The Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017. The remaining $2,500,000 under the Award will be paid to the Company incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

Resunab is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, which is found on activated immune cells, fibroblasts and muscle cells.  Resunab stimulates the production of Specialized Pro-Resolving Lipid Mediators, or SPMs, which act to resolve inflammation, clear bacteria and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in chronic inflammatory and fibrotic diseases. Through its activation of the CB2 receptor, Resunab is designed to move innate immune responses from the activation phase through completion of the resolution phase.   The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

Resunab is currently being evaluated in three separate Phase 2 studies for the treatment of cystic fibrosis, diffuse cutaneous systemic sclerosis (“systemic sclerosis”) and skin-predominant dermatomyositis. The cystic fibrosis and systemic sclerosis studies are expected to be completed by the end of 2016 and the dermatomyositis study is expected to be completed in the first half of 2017. The United States Food and Drug Administration has granted Resunab Orphan Drug Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. A fourth Phase 2 study of Resunab in systemic lupus erythematosus, (“SLE”) is planned to start in the first quarter of 2017.

In March 2016, we announced that Resunab will be tested for efficacy and safety in a Phase 2 clinical study in SLE. The SLE trial has been selected for funding by the National Institutes of Health Autoimmunity Centers of Excellence (ACE) program, through a grant to the Feinstein Institute for Medical Research (FIMR), Manhasset, NY.  The Phase 2 trial will test the efficacy, safety, tolerability and biologic effects of Resunab as a novel, non-immunosuppressive oral treatment to improve signs and symptoms of SLE. The study plans to enroll 100 adult SLE patients with active musculoskeletal disease and will be carried out at approximately ten sites in the United States. These patients will receive either placebo or three different doses of Resunab daily for 84 days with 28 days follow-up.

In April 2016, we announced that the U.S. Food and Drug Administration has granted approval for a 12-month open-label extension study of the ongoing Phase 2 clinical trial of Resunab for the treatment of systemic sclerosis. The goal of the open label extension study is to provide all subjects with the option of receiving Resunab following the completion of the 84-day treatment period in the ongoing double-blind placebo-controlled study and to collect long term safety and efficacy data on Resunab. All subjects in the 12-month extension study will receive Resunab, including those who received placebo in the current 84-day, double-blind placebo controlled trial. The same clinical endpoints used in the double-blinded placebo-controlled portion of the trial will be monitored throughout the 12-month extension study.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through March 31, 2016, our losses from operations have been approximately $16.2 million. Our net losses for the three months ended March 31, 2016 and 2015 were approximately $2,892,000 and $1,536,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of Resunab. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2016 and in the future in connection with our ongoing activities, as we:

•	conduct clinical trials for Resunab in systemic sclerosis, cystic fibrosis, dermatomyositis, systemic lupus erythematosus and other indications;
•	continue our research and development efforts;

•	manufacture clinical study materials and develop commercial scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support development of our product candidates; and
•	operate as a public company

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of Resunab, which we expect will take a number of years and is subject to significant uncertainty.

We have recorded $396,598 of collaboration revenue in the three months ended March 31, 2016 related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting the Phase 2 clinical trial of Resunab in adults with cystic fibrosis. Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015.  In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. We recorded these two milestone payments received from the CFFT totaling $2,500,000 as deferred revenue and they are being amortized on a straight-line basis over the expected duration of the performance period of the development program under the Award, which is expected to conclude in February 2017. The remaining $2,500,000 under the Award will be paid to us incrementally upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement. The Company did not have any revenue from collaborative research agreements in the three months ended March 31, 2015.

Research and Development Expenses

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

Research and development expenses for the three months ended March 31, 2016 totaled approximately $2,174,000, an increase of approximately $1,451,000 over the $723,000 recorded for the three months ended March 31, 2015. The increase was primarily attributable to increases of $1,124,000 in clinical trial costs, $163,000 in compensation costs, and $163,000 in stock-based compensation expense.

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

General and administrative expense for the three months ended March 31, 2016 totaled approximately $1,110,000, an increase of approximately $298,000 over the $812,000 recorded for the three months ended March 31, 2015. The increase was primarily attributable to increases of approximately $217,000 in legal costs, $124,000 in compensation costs, and $68,000 in investor relations costs, partially offset by a decrease in stock-based compensation expense of $154,000.

Other Expense, Net

Other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and gains or losses related to foreign currency exchange rate fluctuations.

Other expense, net for the three months ended March 31, 2016 totaled approximately $5,000, an increase of approximately $4,500 over the $500 of other expense, net recorded for the three months ended March 31, 2015. The increase was primarily attributable to an increase in interest expense recorded during the first quarter of 2016.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities.  In addition, the majority of the costs of the dermatomyositis and systemic lupus erythematosus clinical trials are being funded by NIH grants and our cystic fibrosis clinical trial is being partially funded by a $5 million award from the CFFT. At March 31, 2016, our accumulated deficit since inception was approximately $16,170,000.

At March 31, 2016, we had total current assets of approximately $10,162,000 and total current liabilities of approximately $4,076,000 resulting in working capital of $6,086,000. At March 31, 2016, we had total assets of approximately $10,495,000 and total liabilities of approximately $4,091,000 resulting in a stockholders’ equity of approximately $6,404,000.

Net cash used in operating activities for the three months ended March 31, 2016 was approximately $2,515,000 which includes a net loss of approximately $2,892,000, non-cash expenses of approximately $329,000 and $49,000 of cash provided from a change in net working capital items.

Cash used in investing activities for the three months ended March 31, 2016 totaled approximately $65,000 for the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2016 totaled approximately $70,000 and was principally related to principal payments on notes payable.

At March 31, 2016, we had a cash balance of approximately $9,688,000. We expect our current cash on hand, together with the milestone payments from the CFFT, which we expect to receive during 2016 if we achieve certain milestones, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2016.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for Resunab. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of March 31, 2016. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward‑looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	After Fiscal 2020
Operating lease obligations (1)	$734,871	$109,124	$299,959	$312,609	$13,179
Capital lease obligations (2)	12,005	3,178	8,474	353	—
Total	$746,876	$112,302	$308,433	$312,962	$13,179

(1)

In August 2015, we entered into an amendment to our office space lease agreement for our relocation into 6,326 square feet of new space within the existing building. In January 2016, we began occupying the office space under this lease amendment, which is for a five-year term and includes rent payments of approximately $759,000 in the aggregate.

(2)

On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2016, other than our lease for office space, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Evaluation of Our Disclosure Controls

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

Evaluation of Changes in Internal Control over Financial Reporting

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

There have been no material changes in risk factors from what was reported in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1

Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.2

Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2016 (incorporated by reference to Exhibit 1021 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.3

Amendment No. 1 to Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.4

Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.2

Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2016 (incorporated by reference to Exhibit 1021 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.3

Amendment No. 1 to Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.4

Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

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

Corbus Pharmaceuticals Holdings, Inc.

Date: May 13, 2016	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)