Form 10-Q
period 2016-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2016-08-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2016.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 8, 2016, 43,748,233 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,025,007	$12,338,275
Prepaid expenses	274,919	376,515
Total current assets	22,299,926	12,714,790
Restricted cash	36,375	36,375
Property and equipment, net	291,174	124,138
Total assets	$22,627,475	$12,875,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,334	$162,019
Accounts payable	1,962,010	1,314,377
Accrued expenses	1,915,051	562,279
Deferred revenue, current	1,058,422	1,591,358
Total current liabilities	4,958,817	3,630,033
Deferred revenue, noncurrent	—	260,260
Other long-term liabilities	15,190	—
Total liabilities	4,974,007	3,890,293
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 43,748,233 and 37,605,134 shares issued and outstanding at June 30, 2016 and December 31, 2015	4,375	3,761
Additional paid-in capital	38,008,539	22,259,063
Accumulated deficit	(20,359,446)	(13,277,814)
Total stockholders’ equity	17,653,468	8,985,010
Total liabilities and stockholders’ equity	$22,627,475	$12,875,303

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue	$396,598	$113,636	$793,196	$113,636
Operating expenses:
Research and development	3,567,003	1,707,256	5,740,936	2,430,686
General and administrative	1,021,225	969,076	2,131,114	1,780,945
Total operating expenses	4,588,228	2,676,332	7,872,050	4,211,631
Operating loss	(4,191,630)	(2,562,696)	(7,078,854)	(4,097,995)
Other income (expense):
Interest income (expense), net	4,049	155	(1,311)	(264)
Foreign currency exchange loss	(1,810)	—	(1,467)	—
Other income (expense), net	2,239	155	(2,778)	(264)
Net loss	$(4,189,391)	$(2,562,541)	$(7,081,632)	$(4,098,259)
Net loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	38,748,452	26,901,100	38,176,831	26,434,174

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

	Series A Preferred
	Stock				Additional		Total
	Convertible		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	37,605,134	$3,761	$22,259,063	$(13,277,814)	$8,985,010
Issuance of common stock in registered direct offering, net of issuance costs of $25,409			5,960,000	596	14,873,995		14,874,591
Stock compensation expense					694,249		694,249
Issuance of common stock upon exercise of warrants			3,099	—	1,250		1,250
Issuance of common stock upon exercise of stock options			180,000	18	179,982		180,000
Net Loss						(7,081,632)	(7,081,632)
Balance at June 30, 2016 - (Unaudited)	—	$—	43,748,233	$4,375	$38,008,539	$(20,359,446)	$17,653,468

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,081,632)	$(4,098,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	694,249	602,863
Depreciation	37,230	11,541
Changes in operating assets and liabilities:
Increase in restricted cash	—	(2)
Decrease in prepaid expenses	101,596	21,413
Increase in accounts payable	642,156	925,053
Increase in accrued expenses	1,349,105	140,547
(Decrease) increase in deferred revenue	(793,196)	1,136,364
Increase in other long-term liabilities	8,913	—
Net cash used in operating activities	(5,041,579)	(1,260,480)
Cash flows from investing activities:
Purchases of property and equipment	(187,151)	(16,222)
Net cash used in investing activities	(187,151)	(16,222)
Cash flows from financing activities:
Principal payments on notes payable	(138,685)	(144,389)
Proceeds from issuance of common stock	15,055,841	4,401,799
Principal payments on capital lease obligation	(1,694)	—
Net cash provided by financing activities	14,915,462	4,257,410
Net increase in cash and cash equivalents	9,686,732	2,980,708
Cash and cash equivalent at beginning of the period	12,338,275	6,262,445
Cash and cash equivalent at end of the period	$22,025,007	$9,243,153
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$3,489	$1,108
Cash paid during the period for income taxes	$1,877	$—
Asset acquired under capital lease obligation	$11,638	$—
Purchases of property and equipment included in accounts payable	$5,477	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2016 and the results of its operations and cash flows for the three months and six months ended June 30, 2016 and 2015. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of June 30, 2016, had an accumulated deficit of $20,359,446. In June 2016, the Company completed a sale of shares of its common stock pursuant to the terms of a securities purchase agreement under which the Company sold an aggregate of 5,960,000 shares of its common stock in a registered direct offering to investors at a purchase price of $2.50 per share with gross proceeds to the Company totaling approximately $14.9 million. The Company expects the cash on hand of $22,025,007 at June 30, 2016, including the $1,000,000 payment received from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) on August 1, 2016, together with the milestone payments from the CFFT, which the Company expects to receive if the Company achieves certain milestones (See Note 13), to be sufficient to meet its operating and capital requirements into the fourth quarter of 2017 based on current planned expenditures.

Should the Company be unable to raise sufficient additional capital, the Company may undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for Resunab. The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At June 30, 2016 and December 31, 2015, cash equivalents were comprised of money market funds. The Company had no marketable investments at June 30, 2016 and December 31, 2015. Cash and cash equivalents consist of the following:

	June 30 2016	December 31, 2015

Cash	$35,217	$255,943
Money market funds	21,989,790	12,082,332
	$22,025,007	$12,338,275

Restricted Cash

Restricted cash as of June 30, 2016 and December 31, 2015 was $36,375 due to a stand-by letter of credit issued in favor of a landlord (See Note 5).

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

For amounts received under the development award received from the CFFT during 2015 (See Note 13), the Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of June 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2016 or December 31, 2015.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2016 and 2015.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of the Company’s common stock has been computed by dividing net loss for the period by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Basic and diluted net loss per share of common stock:
Net loss	$(4,189,391)	$(2,562,541)	$(7,081,632)	$(4,098,259)
Net loss applicable to common stockholders	$(4,189,391)	$(2,562,541)	$(7,081,632)	$(4,098,259)
Weighted average shares of common stock outstanding	38,748,452	26,901,100	38,176,831	26,434,174
Net loss per share of common stock-basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.16)

The following potentially dilutive securities outstanding at June 30, 2016 and 2015 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	June 30,
	2016	2015
Warrants	1,964,250	8,896,848
Stock options	5,362,621	3,716,170
Total	7,326,871	12,613,018

Recent Accounting Pronouncements

Accounting for Share-Based Payments

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company’s adoption of ASU 2014-12 in the first quarter of 2016 had no impact on its financial position, results of operations, cash flows, or disclosures.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015

Computer hardware and software	$54,760	$40,202
Office furniture and equipment	151,405	35,209
Leasehold improvements	142,812	19,310
Construction in progress	—	83,765
Property and equipment, gross	348,977	178,486
Less: accumulated depreciation	(57,803)	(54,348)
Property and equipment, net	$291,174	$124,138

Depreciation expense was $19,945 and $6,121 for the three months ended June 30, 2016 and 2015, respectively and $37,230 and $11,541 for the six months ended June 30, 2016 and 2015, respectively.

On December 30, 2015, the Company entered into a lease agreement for a copier machine. The cost of the machine was approximately $12,000 and is included in office furniture and equipment category in the table above. The lease payments commenced when the machine was placed in service in January 2016. The machine is being amortized over the life of the lease, which is for a three-year term and includes a bargain purchase option at the end of the term. See Note 5 for details of this capital lease commitment.

At December 31, 2015, construction in progress consisted of purchased property and equipment not placed in service until the Company’s occupation of its new office space in January 2016 (See Note 5).

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014, had a three-year term, and required a standby letter of credit of $13,728 payable in favor of the landlord. In August 2015, the lease was amended for the relocation of the Company into 6,326 square feet of office space within the existing building. In January 2016, the Company began occupying the space under this lease amendment, which is for a five-year term. The amendment also required an increase in the standby letter of credit to $36,375 (See Note 3). The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in other long-term liabilities as of June 30, 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2016, the future minimum rent commitments are as follows:

2016 (remainder of year)	$72,749
2017	148,397
2018	151,560
2019	154,723
2020	157,886
2021	13,179
Total	$698,494

Total rent expense for the three months ended June 30, 2016 and 2015 was $37,666 and $13,725, respectively. Total rent expense for the six months ended June 30, 2016 and 2015 was $74,212 and $27,448, respectively.

Capital Lease Commitment

On December 30, 2015, the Company entered into a capital lease agreement for a copier machine. The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of June 30, 2016, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of June 30, 2016:

2016 (remainder of year)	$1,893
2017	4,543
2018	4,543
2019	379
Total future minimum lease payments	11,358
Less: interest	(1,414)
Future capital lease obligations	9,944
Less: current portion	(3,667)
Long-term portion	$6,277

6.	NOTES PAYABLE

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

For three months ended June 30, 2016 and 2015, interest expense related to these loan agreements totaled $567 and $393, respectively. For six months ended June 30, 2016 and 2015, interest expense related to these loan agreements totaled $1,697 and $1,372, respectively.

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015

Notes payable	$23,334	$162,019
Less: current portion	(23,334)	(162,019)
Long term portion	$—	$—

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015

Accrued clinical operations and trials costs	$1,302,309	$365,188
Accrued product development costs	405,578	152,018
Accrued audit fees	1,500	16,500
Accrued payroll and related	109,442	-
Accrued other	96,222	28,573
Total	$1,915,051	$562,279

8.	DEFERRED REVENUE

In May 2015, the Company received $1,250,000 upon signing the CFFT award agreement and in the fourth quarter of 2015, the Company received $1,250,000 from CFFT upon the achievement of a milestone for dosing the first patient (See Note 3 and Note 13). The Company recorded these amounts as deferred revenue and is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period for the development program, which is expected to conclude during the first quarter of 2017. For the three months ended June 30, 2016 and 2015, the Company recorded revenue of $396,598 and $113,636, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded revenue of $793,196 and $113,636, respectively. Deferred revenue consisted of the following:

	June 30, 2016	December 31, 2015

Deferred revenue	1,058,422	$1,851,618
Less: current portion	(1,058,422)	(1,591,358)
Long-term portion	$—	$260,260

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 43,748,233 shares and 37,605,134 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

In June 2016, the Company completed a sale of shares of its common stock pursuant to the terms of a securities purchase agreement under which the Company sold an aggregate of 5,960,000 shares of its common stock in a registered direct offering to investors at a purchase price of $2.50 per share with gross proceeds to the Company totaling approximately $14,900,000 less issuance costs of $25,409.

During the six months ended June 30, 2016, the Company issued 183,099 shares of common stock upon the exercise of stock options and warrants for proceeds of $181,250.

10.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall be subject to an automatic annual increase on January 1st of each year equal to the greater of (i) seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, (ii) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2014 Plan on December 31st of such preceding calendar year or a lesser number of shares of common stock determined by the Company’s Board of Directors. In accordance with the terms of the 2014 Plan, effective as of January 1, 2016, the Board of Directors approved an increase in the number of shares of common stock available for issuance under the 2014 Plan in an amount of 1,250,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2015. As of June 30, 2016, there was a total of 9,916,017 shares reserved for issuance under the 2014 Plan and there were 4,234,577 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to ten years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months ended June 30, 2016 and 2015, respectively, the Company recorded non-cash, stock-based compensation expense of $383,011 and $300,905, respectively, net of estimated forfeitures. For the six months ended June 30, 2016 and 2015, respectively, the Company recorded non-cash, stock-based compensation expense of $694,249 and $602,863, respectively, net of estimated forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	Six Months Ended June 30,
	2016	2015
Risk free interest rate	1.73%	1.98%
Expected dividend yield	0%	0%
Expected term in years	6.64	8.59
Expected volatility	90.6%	97.0%
Estimated forfeiture rate	5%	0.65%

A summary of option activity for the six months ended June 30, 2016 and is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Average
		Average	Term in	Intrinsic
Options	Shares	Exercise Price	Years	Value
Outstanding at December 31, 2015	3,982,065	$1.03
Granted	1,625,000	1.80
Exercised	(180,000)	1.00		$356,400
Forfeited	(64,444)	2.22
Outstanding at June 30, 2016	5,362,621	$1.25	8.23	$9,367,467
Vested at June 30, 2016	2,216,395	$0.93	7.28	$4,578,142

The weighted average grant-date fair value of options granted during the six months ended June 30, 2016 was $1.43 per share. The average intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was approximately $356,400 and $102,664, respectively. As of June 30, 2016, there was approximately $2,874,243 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.39 years.

11.	WARRANTS

At June 30, 2016, there were warrants outstanding to purchase 1,964,250 shares of common stock with a weighted average exercise price of $0.97 and a weighted average remaining life of 2.83 years. During the six months ended June 30, 2016, warrants to purchase 3,750 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,849 shares and 1,250 shares of common stock were exercised on a for cash basis. During the six months ended June 30, 2015, warrants to purchase 4,598,129 shares of common stock were exercised for net proceeds of approximately $4,398,000. There were no warrants issued or cancelled during the six months ended June 30, 2016 and 2015.

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

On March 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. During the six months ended June 30, 2015, the Company paid Orchestra $15,000. The consulting agreement expired on April 11, 2015 and the Company is not obligated to make future payments.

As of June 30, 2015, one of the members of the Company’s scientific advisory board was considered an affiliate of the Company as he owned more than 10% of the Company’s common stock at that date. This individual’s ownership of the Company’s common stock was less than 10% as of June 30, 2016.

13.	DEVELOPMENT AWARDS

Cystic Fibrosis Development Award

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s Resunab drug in adults with cystic fibrosis (CF). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015 from the CFFT (See Notes 3 and 8). In the fourth quarter of 2015, the Company received a second payment of $1,250,000 from the CFFT upon the achievement of a milestone for dosing the first patient. In 2015, the Company recorded these amounts received from the CFFT totaling $2,500,000 as deferred revenue. The Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017. In August 2016, the Company received a $1,000,000 payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Award. The remaining $1,500,000 under the Award is expected to be paid to the Company incrementally by the end of the fourth quarter of 2016 or in the first quarter of 2017 upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to the CFFT contingent upon commercialization of Resunab in the Field of Use (as defined in the Award agreement) including a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of Resunab, the first of which is due within 90 days following the first commercial sale of Resunab. The Company is also obligated to make a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of Resunab in the Field of Use exceed $500 million. Lastly, the Company is obligated to make royalty payment(s) to the CFFT of up to approximately $15 million if the Company transfers, sells or licenses Resunab in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either the CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement.

14.	SUBSEQUENT EVENTS

Cystic Fibrosis Development Award

In August 2016, the Company received a $1,000,000 payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Company’s development award with the CFFT (See Note 13).

2015 Bonus Payments

As previously disclosed, the Company’s Compensation Committee had not previously determined the amounts of performance-based cash bonuses payable to the Company’s executive officers for the fiscal year ended December 31, 2015. On August 11, 2016, the Compensation Committee approved bonuses in the amounts of $136,950, $136,950, $136,125 and $114,125 for Yuval Cohen, the Company’s Chief Executive Officer, Mark Tepper, the Company’s President and Chief Scientific Officer, Barbara White, the Company’s Chief Medical Officer and Sean Moran, the Company’s Chief Financial Officer, respectively. In determining the amounts of the cash bonuses to be paid, the Compensation Committee considered that the Company did not pay performance-based cash bonuses for the fiscal year ended December 31, 2014.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our product and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

Resunab is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, which is found on activated immune cells, fibroblasts and muscle cells. Resunab stimulates the production of Specialized Pro-Resolving Lipid Mediators, or SPMs, which act to resolve inflammation, and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in chronic inflammatory and fibrotic diseases. Through its activation of the CB2 receptor, Resunab is designed to move innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

Resunab is currently being evaluated in three separate Phase 2 studies for the treatment of cystic fibrosis, diffuse cutaneous systemic sclerosis (“systemic sclerosis”) and diffuse cutaneous skin-predominant dermatomyositis. Top-line data from the systemic sclerosis study is expected to be reported early in the fourth quarter of 2016 and from the cystic fibrosis study early in the first quarter of 2017. Patient enrollment in the dermatomyositis study is expected to be completed by the end of the second quarter of 2017. The United States Food and Drug Administration has granted Resunab Orphan Drug Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. A fourth Phase 2 study of Resunab in systemic lupus erythematosus, (“SLE”) is planned to start during the first half of 2017.

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

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through June 30, 2016, our losses from operations have been approximately $20.4 million. Our net losses for the six months ended June 30, 2016 and 2015 were approximately $7,082,000 and $4,098,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialize Resunab. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially during the balance of 2016 and in 2017 and in the future in connection with our ongoing activities, as we:

●	conduct clinical trials for Resunab in systemic sclerosis, cystic fibrosis, dermatomyositis, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

●	seek regulatory approval for our product candidates;

●	add personnel to support development of our product candidates; and

●	operate as a public company

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of Resunab, which we expect will take a number of years and is subject to significant uncertainty.

We have recorded $396,598 and $113,636 of collaboration revenue in the three months ended June 30, 2016 and 2015, respectively, related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting the Phase 2 clinical trial of Resunab in adults with cystic fibrosis. Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. We recorded these two milestone payments received from the CFFT totaling $2,500,000 as deferred revenue and they are being amortized on a straight-line basis over the expected duration of the performance period of the development program under the Award, which is expected to conclude in February 2017. In August 2016, we received a $1,000,000 payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Award. We expect that the remaining $1,500,000 under the Award will be paid to us incrementally by the end of the fourth quarter of 2016 or in the first quarter of 2017 upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

Research and development expenses for the three months ended June 30, 2016 totaled approximately $3,567,000, an increase of approximately $1,860,000 over the $1,707,000 recorded for the three months ended June 30, 2015. The increase was primarily attributable to increases of $1,570,000 in clinical trial costs, $232,000 in compensation costs, and $58,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent, and professional services. Other general and administrative expenses include accounting and legal services and expenses associated with being a public company. We anticipate that our general and administrative expenses will increase significantly during the balance of 2016 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

General and administrative expense for the three months ended June 30, 2016 totaled approximately $1,021,000, an increase of approximately $52,000 over the $969,000 recorded for the three months ended June 30, 2015. The increase was primarily attributable to increases of approximately $136,000 in compensation costs, $66,000 in investor relations costs and $24,000 in stock-based compensation expense. These increases were partially offset by decreases of approximately $107,000 in NASDAQ fees and $65,000 in legal costs.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and gains and losses related to foreign currency exchange rate fluctuations.

Other income, net for the three months ended June 30, 2016 totaled approximately $2,200, an increase of approximately $2,000 over the $200 of other income, net recorded for the three months ended June 30, 2015. The increase was primarily attributable to a reduction in interest expense recorded during the second quarter of 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

Collaboration Revenue

We have recorded $793,196 and $113,636 of collaboration revenue in the six months ended June 30, 2016 and 2015, respectively, related to the agreement with the CFFT.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2016 totaled approximately $5,741,000, an increase of approximately $3,310,000 over the $2,431,000 recorded for the six months ended June 30, 2015. The increase was primarily attributable to increases of $2,694,000 in clinical trial costs, $395,000 in compensation costs, and $221,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2016 totaled approximately $2,131,000, an increase of approximately $350,000 over the $1,781,000 recorded for the six months ended June 30, 2015. The increase was primarily attributable to increases of approximately $261,000 in compensation costs, $152,000 in legal costs, and $134,000 in investor relations costs, partially offset by a decrease in stock-based compensation expense of $130,000 and $107,000 in NASDAQ fees.

Other Expense, Net

Other expense, net for the six months ended June 30, 2016 totaled approximately $2,800, an increase of approximately $2,500 over the $300 of other expense, net recorded for the six months ended June 30, 2015. The increase was primarily attributable to an increase in foreign currency exchange losses and an increase net interest expense during the first half of 2016.

Liquidity and Capital Resources

Since inception, we have experienced significant negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of our dermatomyositis and SLE clinical trials are being funded by grants from the National Institute of Health paid directly to its grantees, which include the participating clinical investigators and contract research organizations engaged in these clinical trials. Our cystic fibrosis clinical trial is being partially funded by a $5 million award from the CFFT, under which the Company has received an aggregate of $3.5 million from the CFFT since the inception of the award through August 2016. At June 30, 2016, our accumulated deficit since inception was approximately $20,359,000.

At June 30, 2016, we had total current assets of approximately $22,300,000 and total current liabilities of approximately $4,959,000 resulting in working capital of $17,341,000. At June 30, 2016, we had total assets of approximately $22,627,000 and total liabilities of approximately $4,974,000 resulting in a stockholders’ equity of approximately $17,653,000.

Net cash used in operating activities for the six months ended June 30, 2016 was approximately $5,042,000 which includes a net loss of approximately $7,082,000, non-cash expenses of approximately $731,000 and $1,309,000 of cash provided from a change in net working capital items.

Cash used in investing activities for the six months ended June 30, 2016 totaled approximately $187,000 for the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2016 totaled approximately $14,915,000 and was principally related to the sale of 5,960,000 shares of our common stock in a registered direct offering to investors in June 2016 at a purchase price of $2.50 per share which resulted in gross proceeds to us totaling approximately $14.9 million. Additionally, during the six months ended June 30, 2016, we received proceeds of approximately $181,000 from the issuance of 183,099 shares of our common stock upon the exercise of stock options and warrants. Cash used in financing activities for the six months ended June 30, 2016 included principal payments on notes payable of approximately $139,000.

At June 30, 2016, we had a cash balance of approximately $22,025,000. We expect our cash on hand at June 30, 2016, including the $1,000,000 payment received from the CFFT on August 1, 2016, together with the milestone payments from the CFFT, which we expect to receive if we achieve certain milestones, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2017 based on current planned expenditures.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of June 30, 2016. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	After Fiscal 2020
Operating lease obligations (1)	$698,494	$72,749	$299,957	$312,609	$13,179
Capital lease obligations (2)	11,358	1,893	9,086	379	—
Total	$709,852	$74,642	$309,043	$312,988	$13,179

(1)	In August 2015, we entered into an amendment to our office space lease agreement for our relocation into 6,326 square feet of new space within the existing building. In January 2016, we began occupying the office space under this lease amendment, which is for a five-year term and includes rent payments of approximately $759,000 in the aggregate.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of June 30, 2016, other than our lease for office space, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed, the Compensation Committee had not previously determined the amounts of performance-based cash bonuses payable to the Company’s executive officers for the fiscal year ended December 31, 2015. On August 11, 2016, the Compensation Committee approved bonuses in the amounts of $136,950, $136,950, $136,125 and $114,125 for Yuval Cohen, the Company’s Chief Executive Officer, Mark Tepper, the Company’s President and Chief Scientific Officer, Barbara White, the Company’s Chief Medical Officer and Sean Moran, the Company’s Chief Financial Officer, respectively. In determining the amounts of the cash bonuses to be paid, the Compensation Committee considered that the Company did not pay performance-based cash bonuses for the fiscal year ended December 31, 2014.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.2	Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.3	Amendment No. 1 to Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.4	Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.5	Securities Purchase Agreement dated June 10, 2016 between Corbus Pharmaceuticals Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.2	Amendment No. 1 to Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.3	Amendment No. 1 to Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.4	Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016).

10.5	Securities Purchase Agreement dated June 10, 2016 between Corbus Pharmaceuticals Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 12, 2016	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

