Form 10-Q
period 2016-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2016-11-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2016.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to _________.

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

As of November 7, 2016, 44,437,673 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,909,348	$12,338,275
Prepaid expenses	315,798	376,515
Total current assets	19,225,146	12,714,790
Restricted cash	186,375	36,375
Property and equipment, net	345,428	124,138
Total assets	$19,756,949	$12,875,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$162,019
Accounts payable	2,768,490	1,314,377
Accrued expenses	2,342,852	562,279
Deferred revenue, current	1,315,865	1,591,358
Total current liabilities	6,427,207	3,630,033
Deferred revenue, noncurrent	—	260,260
Other long-term liabilities	15,503	—
Total liabilities	6,442,710	3,890,293
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 43,987,361 and 37,605,134 shares issued and outstanding at September 30, 2016 and December 31, 2015	4,399	3,761
Additional paid-in capital	39,016,054	22,259,063
Accumulated deficit	(25,706,214)	(13,277,814)
Total stockholders’ equity	13,314,239	8,985,010
Total liabilities and stockholders’ equity	$19,756,949	$12,875,303

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration revenue	$742,558	$170,454	$1,535,754	$284,090
Operating expenses:
Research and development	4,315,632	1,634,800	10,056,568	4,065,486
General and administrative	1,760,696	790,576	3,891,810	2,571,521
Total operating expenses	6,076,328	2,425,376	13,948,378	6,637,007
Operating loss	(5,333,770)	(2,254,922)	(12,412,624)	(6,352,917)
Other income (expense):
Interest income, net	1,731	1,037	420	773
Foreign currency exchange loss	(14,729)	—	(16,196)	—
Other income (expense), net	(12,998)	1,037	(15,776)	773
Net loss	$(5,346,768)	$(2,253,885)	$(12,428,400)	$(6,352,144)
Net loss per share, basic and diluted	$(0.12)	$(0.06)	$(0.31)	$(0.22)
Weighted average number of common shares outstanding, basic and diluted	43,783,504	34,770,597	40,059,364	29,242,236

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

	Series A
	Preferred Stock				Additional		Total
	Convertible		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	37,605,134	$3,761	$22,259,063	$(13,277,814)	$8,985,010
Issuance of common stock in registered direct offering, net of issuance costs of $25,409			5,960,000	596	14,873,995		14,874,591
Stock compensation expense					1,522,345		1,522,345
Issuance of common stock upon exercise of warrants			162,841	16	1,234		1,250
Issuance of common stock upon exercise of stock options			259,386	26	359,417		359,443
Net loss						(12,428,400)	(12,428,400)
Balance at September 30, 2016 - (Unaudited)	—	$—	43,987,361	$4,399	$39,016,054	$(25,706,214)	$13,314,239

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,428,400)	$(6,352,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,522,345	843,527
Depreciation	57,695	26,242
Changes in operating assets and liabilities:
Increase in restricted cash	(150,000)	(2)
Decrease in prepaid expenses	60,717	172,180
Increase in accounts payable	1,448,004	383,846
Increase in accrued expenses	1,772,585	965,910
(Decrease) increase in deferred revenue	(535,753)	216,633
Increase in other long-term liabilities	10,205	—
Net cash used in operating activities	(8,242,602)	(3,743,808)
Cash flows from investing activities:
Purchases of property and equipment	(257,014)	(21,036)
Net cash used in investing activities	(257,014)	(21,036)
Cash flows from financing activities:
Principal payments on notes payable	(162,019)	(144,389)
Proceeds from issuance of common stock	15,235,283	10,819,714
Principal payments on capital lease obligation	(2,575)	—
Net cash provided by financing activities	15,070,689	10,675,325
Net increase in cash and cash equivalents	6,571,073	6,910,481
Cash and cash equivalent at beginning of the period	12,338,275	6,262,445
Cash and cash equivalent at end of the period	$18,909,348	$13,172,926
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$3,815	$—
Cash paid during the period for income taxes	$1,877	$—
Asset acquired under capital lease obligation	$11,638	$—
Purchases of property and equipment included in accounts payable or accrued expenses	$13,999	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the “Company”) is a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic, and serious inflammatory and fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2016 and the results of its operations and cash flows for the three months and nine months ended September 30, 2016 and 2015. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of September 30, 2016, had an accumulated deficit of $25,706,214. In June 2016, the Company completed a sale of shares of its common stock pursuant to the terms of a securities purchase agreement under which the Company sold an aggregate of 5,960,000 shares of its common stock in a registered direct offering to investors at a purchase price of $2.50 per share with net proceeds to the Company totaling approximately $14,875,000. The Company expects the cash on hand of $18,909,348 at September 30, 2016 together with the remaining milestone payments of $1,500,000 from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) which the Company expects to receive in the first quarter of 2017 (See Note 13), to be sufficient to meet its operating and capital requirements into the fourth quarter of 2017 based on current planned expenditures.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation, the accrual of research and clinical obligations, and revenue recognition under collaborative arrangements.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At September 30, 2016 and December 31, 2015, cash equivalents were comprised of money market funds. The Company had no marketable investments at September 30, 2016 and December 31, 2015. Cash and cash equivalents consist of the following:

	September 30, 2016	December 31, 2015

Cash	$146,170	$255,943
Money market funds	18,763,178	12,082,332
	$18,909,348	$12,338,275

Restricted Cash

Restricted cash as of September 30, 2016 included a $150,000 collateral account for the Company’s corporate credit cards. Additionally, as of September 30, 2016 and December 31, 2015 restricted cash included a $36,375 stand-by letter of credit issued in favor of a landlord (See Note 5).

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

For amounts received under the development award received from the CFFT during 2015 and 2016 (See Note 13), the Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of September 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2016 or December 31, 2015.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2016 and 2015.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of the Company’s common stock has been computed by dividing net loss for the period by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Basic and diluted net loss per share of common stock:
Net loss	$(5,346,768)	(2,253,885)	$(12,428,400)	$(6,352,144)
Net loss applicable to common stockholders	$(5,346,768)	(2,253,885)	$(12,428,400)	$(6,352,144)
Weighted average shares of common stock outstanding	43,783,504	34,770,597	40,059,364	29,242,236
Net loss per share of common stock-basic and diluted	$(0.12)	$(0.06)	$(0.31)	$(0.22)

The following potentially dilutive securities outstanding at September 30, 2016 and 2015 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	September 30,
	2016	2015
Warrants	1,789,250	1,969,250
Stock options	5,932,679	3,828,065
Total	7,721,929	5,797,315

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

Reporting of Going-Concern Uncertainties

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management is not applying ASU 2014-15 early and does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management has not yet determined if it will adopt ASU 2016-02 earlier than the required adoption date. The adoption of ASU 2016-02 will have an impact on the Company’s financial position, results of operations, cash flows, and disclosures as the Company has an operating lease commitment for office space as of September 30, 2016 through January 2021 in the amount of $1,082,163 (see Note 5) for which ASU 2016-02 would apply.

Employee Share-Based Payment Accounting

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. Management is not applying ASU 2016-09 early and does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015

Computer hardware and software	$69,213	$40,202
Office furniture and equipment	171,099	35,209
Leasehold improvements	145,632	19,310
Construction in progress	37,751	83,765
Property and equipment, gross	423,695	178,486
Less: accumulated depreciation	(78,267)	(54,348)
Property and equipment, net	$345,428	$124,138

Depreciation expense was $20,464 and $14,701 for the three months ended September 30, 2016 and 2015, respectively and $57,695 and $26,242 for the nine months ended September 30, 2016 and 2015, respectively.

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

At December 31, 2015, construction in progress consisted of purchased property and equipment that was not placed in service until January 2016 upon the Company’s relocation into 6,326 square feet of office space. At September 30, 2016, construction in progress consisted of purchased property and equipment that will not be placed in service until the Company begins occupation of an additional 4,088 square feet of office space in November 2016. (See Note 5).

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On May 30, 2014, the Company entered into a commercial lease for 2,387 square feet of office space in Norwood, MA. The lease commenced on July 1, 2014, had a three-year term, and required a standby letter of credit of $13,725 payable in favor of the landlord. In August 2015, the lease was amended for the relocation of the Company into 6,326 square feet of office space within the existing building (“August 2015 Amendment”). In January 2016, the Company began occupying the space under this lease amendment, which is for a five-year term. The August 2015 Amendment also required an increase in the standby letter of credit to $36,375 (See Note 3).

In September 2016, the lease was amended for the Company’s expansion into an additional 4,088 square feet of office space within the existing building (“September 2016 Amendment”). The Company began occupying this space in early November 2016 and the final lease payment per the terms of the September 2016 Amendment is due in January 2021. Additionally, the September 2016 Amendment requires an increase in the standby letter of credit to $50,000.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in other long-term liabilities as of September 30, 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2016, the future minimum rent commitments are as follows:

2016 (remainder of year)	$52,045
2017	244,295
2018	249,502
2019	254,709
2020	259,916
2021	21,696
Total	$1,082,163

Total rent expense for the three months ended September 30, 2016 and 2015 was $37,666 and $14,024, respectively. Total rent expense for the nine months ended September 30, 2016 and 2015 was $111,878 and $41,472, respectively.

Capital Lease Commitment

On December 30, 2015, the Company entered into a capital lease agreement for a copier machine. The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of September 30, 2016, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of September 30, 2016:

2016 (remainder of year)	$757
2017	4,543
2018	4,543
2019	379
Total future minimum lease payments	10,222
Less: interest	(1,159)
Future capital lease obligations	9,063
Less: current portion	(3,765)
Long-term portion	$5,298

6.	NOTES PAYABLE

In October 2014, the Company entered into a loan agreement with a financing company for $192,000. The terms of the loan stipulated equal monthly payments of principal and interest payments of $24,293 over an eight-month period. Interest accrued on this loan at annual rate of 3.25%. This loan was fully repaid as of September 30, 2015.

In November 2015, the Company entered into a loan agreement with a financing company for $207,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $23,397 over a nine-month period. Interest accrues on this loan at an annual rate of 3.25%. This loan was fully repaid as of September 30, 2016.

For three months ended September 30, 2016 and 2015, interest expense related to these loan agreements totaled $63 and $0, respectively. For the nine months ended September 30, 2016 and 2015, interest expense related to these loan agreements totaled $1,760 and $1,372, respectively.

Notes payable consisted of the following:

	September 30, 2016	December 31, 2015

Notes payable	$—	$162,019
Less: current portion	—	(162,019)
Long term portion	$—	$—

In October 2016, the Company entered into a loan agreement with a financing company for $348,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015

Accrued clinical operations and trials costs	$1,537,459	$365,188
Accrued product development costs	664,930	152,018
Accrued other	140,463	45,073
Total	$2,342,852	$562,279

8.	DEFERRED REVENUE

In May 2015, the Company received $1,250,000 upon signing the CFFT award agreement and in the fourth quarter of 2015, the Company received $1,250,000 from CFFT upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Award in the amount of $1,000,000. (See Note 3 and Note 13). The Company recorded these amounts as deferred revenue and is amortizing the deferred revenue and recognizing revenue on a straight-line basis over the performance period for the development program, which is expected to conclude during the first quarter of 2017. For the three months ended September 30, 2016 and 2015, the Company recorded revenue of $742,558 and $170,454, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded revenue of $1,535,754 and $284,090, respectively. Deferred revenue consisted of the following:

	September 30, 2016	December 31, 2015

Deferred revenue	1,315,865	$1,851,618
Less: current portion	(1,315,865)	(1,591,358)
Long-term portion	$—	$260,260

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 43,987,361 shares and 37,605,134 shares were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

In June 2016, the Company completed a sale of shares of its common stock pursuant to the terms of a securities purchase agreement under which the Company sold an aggregate of 5,960,000 shares of its common stock in a registered direct offering to investors at a purchase price of $2.50 per share with gross proceeds to the Company totaling approximately $14,900,000 less issuance costs of $25,409.

During the nine months ended September 30, 2016, the Company issued 422,227 shares of common stock upon the exercise of stock options and warrants for proceeds of $360,693.

10.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall be subject to an automatic annual increase on January 1st of each year equal to the greater of (i) seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, (ii) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2014 Plan on December 31st of such preceding calendar year or a lesser number of shares of common stock determined by the Company’s Board of Directors. In accordance with the terms of the 2014 Plan, effective as of January 1, 2016, the Board of Directors approved an increase in the number of shares of common stock available for issuance under the 2014 Plan in an amount of 1,250,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2015. As of September 30, 2016, there was a total of 9,916,017 shares reserved for issuance under the 2014 Plan and there were 3,585,133 shares available for future grants. Options issued under the 2014 Plan are exercisable for up to ten years from the date of issuance.

Share-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2016 and 2015, respectively, the Company recorded non-cash, stock-based compensation expense of $828,097 and $240,664, respectively, net of estimated forfeitures. For the nine months ended September 30, 2016 and 2015, respectively, the Company recorded non-cash, stock-based compensation expense of $1,522,345 and $843,527, respectively, net of estimated forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	Nine Months Ended September 30,
	2016	2015
Risk free interest rate	1.65%	1.70%
Expected dividend yield	0%	0%
Expected term in years	6.74	7.23
Expected volatility	93.1%	92.7%
Estimated forfeiture rate	5%	3%

A summary of option activity for the nine months ended September 30, 2016 and is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Average
		Average	Term in	Intrinsic
Options	Shares	Exercise Price	Years	Value
Outstanding at December 31, 2015	3,982,065	$1.03
Granted	2,265,000	3.07
Exercised	(259,386)	1.39		$610,608
Forfeited	(55,000)	2.29
Outstanding at September 30, 2016	5,932,679	$1.78	8.20	$29,898,632
Vested at September 30, 2016	2,465,024	$0.99	7.20	$14,305,415

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2016 was $2.85 per share. The average intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was approximately $610,608 and $95,108, respectively. As of September 30, 2016, there was approximately $6,134,356 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.71 years.

11.	WARRANTS

At September 30, 2016, there were warrants outstanding to purchase 1,789,250 shares of common stock with a weighted average exercise price of $1.00 and a weighted average remaining life of 2.66 years. During the nine months ended September 30, 2016, warrants to purchase 178,750 shares of common stock were exercised on a cashless basis resulting in the issuance of 161,591 shares and 1,250 shares of common stock were exercised on a for cash basis. During the nine months ended September 30, 2015, warrants to purchase 11,615,674 shares of common stock were exercised for net proceeds of approximately $10,817,326. There were no warrants issued or cancelled during the nine months ended September 30, 2016 and 2015.

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

On March 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies for the Company. Orchestra was compensated at the rate of $5,000 per month for twelve months, payable quarterly in advance. During the nine months ended September 30, 2015, the Company paid Orchestra $15,000. The consulting agreement expired on April 11, 2015 and the Company was not obligated to make future payments.

On September 20, 2016, the Company entered into a new consulting agreement with Orchestra for similar services as provided under the previous agreement (the “2016 Consulting Agreement”). The term of the 2016 Consulting Agreement commenced on September 20, 2016 and will expire on March 20, 2017, subject to renewal upon mutual agreement of the parties. Pursuant to the terms of the 2016 Consulting Agreement, the Company will pay to Orchestra cash compensation in an aggregate amount of $100,000, payable in equal monthly installments over the six-month term of the 2016 Consulting Agreement. In connection with this agreement, the Company granted an equity incentive award to Orchestra consisting of options to purchase 50,000 shares of the Company’s common stock at an exercise price of $7.14 per share pursuant to the Company’s 2014 Equity Compensation Plan.

As of September 30, 2015, one of the members of the Company’s scientific advisory board was considered an affiliate of the Company as he owned more than 10% of the Company’s common stock at that date. This individual’s ownership of the Company’s common stock was less than 10% as of September 30, 2016.

13.	DEVELOPMENT AWARDS

Cystic Fibrosis Development Award

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s Resunab drug in adults with cystic fibrosis (CF). Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015 from the CFFT (See Notes 3 and 8). In the fourth quarter of 2015, the Company received a second payment of $1,250,000 from the CFFT upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Award in the amount of $1,000,000. The Company recorded these amounts received from the CFFT totaling $3,500,000 as deferred revenue. The Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the first quarter of 2017. The remaining $1,500,000 under the Award is expected to be paid to the Company incrementally in the first quarter of 2017 upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

14.	SUBSEQUENT EVENT

Note Payable

In October 2016, the Company entered into a loan agreement with a financing company for $348,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%.

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

Resunab is currently being evaluated in three separate Phase 2 studies for the treatment of cystic fibrosis, diffuse cutaneous systemic sclerosis (“systemic sclerosis”) and diffuse cutaneous skin-predominant dermatomyositis. Top-line data from the systemic sclerosis study is expected to be reported in the fourth quarter of 2016 and from the cystic fibrosis study in the first quarter of 2017. Patient enrollment in the dermatomyositis study is expected to be completed by the end of the second quarter of 2017. The United States Food and Drug Administration has granted Resunab Orphan Drug Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. A fourth Phase 2 study of Resunab in systemic lupus erythematosus, (“SLE”) is planned to start during the first half of 2017.

In April 2016, we announced that the U.S. Food and Drug Administration granted approval for a 12-month open-label extension study of the ongoing Phase 2 clinical trial of Resunab for the treatment of systemic sclerosis. The goal of the open label extension study is to provide all subjects with the option of receiving Resunab following the completion of the 84-day treatment period in the ongoing double-blind placebo-controlled study and to collect long term safety and efficacy data on Resunab. All subjects in the 12-month extension study will receive Resunab, including those who received placebo in the current 84-day, double-blind placebo controlled trial. The same clinical endpoints used in the double-blinded placebo-controlled portion of the trial will be monitored throughout the 12-month extension study.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through September 30, 2016, our losses from operations have been approximately $25.7 million. Our net losses for the nine months ended September 30, 2016 and 2015 were approximately $12,428,000 and $6,352,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialize Resunab. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of Resunab, which we expect will take a number of years and is subject to significant uncertainty.

We have recorded $742,558 and $170,454 of collaboration revenue in the three months ended September 30, 2016 and 2015, respectively, related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting the Phase 2 clinical trial of Resunab in adults with cystic fibrosis. Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT for achieving a milestone in July 2016 related to dosing the median clinical trial patient as per the terms of the Award in the amount of $1,000,000. We recorded these three milestone payments received from the CFFT totaling $3,500,000 as deferred revenue and they are being amortized on a straight-line basis over the expected duration of the performance period of the development program under the Award, which is expected to conclude in February 2017. We expect that the remaining $1,500,000 under the Award will be paid to us incrementally in the first quarter of 2017 upon the achievement of certain milestones related to the progress of the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

Research and development expenses for the three months ended September 30, 2016 totaled approximately $4,316,000, an increase of approximately $2,681,000 over the $1,635,000 recorded for the three months ended September 30, 2015. The increase was primarily attributable to increases of $2,109,000 in clinical trial costs, $441,000 in compensation costs, and $131,000 in stock-based compensation expense.

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

General and administrative expense for the three months ended September 30, 2016 totaled approximately $1,761,000, an increase of approximately $970,000 over the $791,000 recorded for the three months ended September 30, 2015. The increase was primarily attributable to increases of approximately $456,000 in stock-based compensation expense, $355,000 in compensation costs, and $134,000 in investor relations costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses, interest expense incurred on our outstanding debt, and interest income we earn on interest-bearing accounts.

Other expense, net for the three months ended September 30, 2016 was approximately $13,000 as compared to other income, net of approximately $1,000 recorded for the three months ended September 30, 2015 and was primarily attributable to exchange rate losses recorded during the third quarter of 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

Collaboration Revenue

We have recorded $1,535,754 and $284,090 of collaboration revenue in the nine months ended September 30, 2016 and 2015, respectively, related to the agreement with the CFFT.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2016 totaled approximately $10,057,000, an increase of approximately $5,991,000 over the $4,065,000 recorded for the nine months ended September 30, 2015. The increase was primarily attributable to increases of $4,803,000 in clinical trial costs, $836,000 in compensation costs, and $352,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2016 totaled approximately $3,892,000, an increase of approximately $1,320,000 over the $2,572,000 recorded for the nine months ended September 30, 2015. The increase was primarily attributable to increases of approximately $616,000 in compensation costs, $326,000 in stock-based compensation expense, $268,000 in investor relations costs, and $163,000 in legal costs, partially offset by a decrease of approximately $100,000 in NASDAQ fees.

Other Income (Expense), Net

Other expense, net for the nine months ended September 30, 2016 was approximately $16,000 as compared to other income, net of approximately $1,000 recorded for the nine months ended September 30, 2015 and was primarily attributable to an increase in foreign currency exchange transaction losses recorded during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since inception, we have experienced significant negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of our dermatomyositis and SLE clinical trials are being funded by grants from the National Institute of Health paid directly to its grantees, which include the participating clinical investigators and contract research organizations engaged in these clinical trials. Our cystic fibrosis clinical trial is being partially funded by a $5 million award from the CFFT, under which we have received an aggregate of $3.5 million from the CFFT since the inception of the award through September 30, 2016. At September 30, 2016, our accumulated deficit since inception was approximately $25,706,000.

At September 30, 2016, we had total current assets of approximately $19,225,000 and total current liabilities of approximately $6,427,000 resulting in working capital of approximately $12,798,000. At September 30, 2016, we had total assets of approximately $19,757,000 and total liabilities of approximately $6,443,000 resulting in a stockholders’ equity of approximately $13,314,000.

Net cash used in operating activities for the nine months ended September 30, 2016 was approximately $8,243,000 which includes a net loss of approximately $12,428,000, non-cash expenses of approximately $1,580,000 and $2,606,000 of cash provided from a change in net working capital items.

Cash used in investing activities for the nine months ended September 30, 2016 totaled approximately $257,000 for the purchase of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2016 totaled approximately $15,071,000 and was principally related to the sale of 5,960,000 shares of our common stock in a registered direct offering to investors in June 2016 at a purchase price of $2.50 per share which resulted in net proceeds to us totaling approximately $14,875,000. Additionally, during the nine months ended September 30, 2016, we received proceeds of approximately $361,000 from the issuance of 422,227 shares of our common stock upon the exercise of stock options and warrants. Cash used in financing activities for the nine months ended September 30, 2016 included principal payments on notes payable of approximately $162,000, which was paid in full as of September 30, 2016. In October 2016, we entered into a loan agreement with a financing company for $348,750. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%.

At September 30, 2016, we had a cash balance of approximately $18,909,000. We expect our cash on hand at September 30, 2016, together with the remaining milestone payments of $1,500,000 from the CFFT, which we expect to receive in the first quarter of 2017, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2017 based on current planned expenditures.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of September 30, 2016. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	After Fiscal 2020
Operating lease obligations (1)	$1,082,163	$52,045	$493,797	$514,625	$21,696
Capital lease obligations (2)	10,222	757	9,086	379	—
Total	$1,092,385	$52,802	$502,883	$515,004	$21,696

(1)	In September 2016, we entered into an amendment to our office space lease agreement for expansion into an additional 4,088 square feet of office space within the existing building (“September 2016 Amendment”). We began occupying this space in early November 2016 and the final lease payment per the terms of the September 2016 Amendment is due in January 2021. Additionally, the September 2016 Amendment requires an increase in the standby letter of credit to $50,000.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2016, other than our lease for office space and the lease agreement for the copier machine, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Consulting Agreement, dated September 20, 2016, by and between the Company and Orchestra (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.2*	Lease Agreement, dated May 30, 2014, by and between the Company and River Ridge Limited Partnership.

10.3*	First Amendment to Lease Agreement dated May 30, 2014, dated August 27, 2015, by and between the Company and River Ridge Limited Partnership.

10.4*	Second Amendment to Lease Agreement dated May 30, 2014, dated March 30, 2016, by and between the Company and River Ridge Limited Partnership.

10.5*	Third Amendment to Lease Agreement dated May 30, 2014, dated September 13, 2016, by and between the Company and River Ridge Limited Partnership.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 10, 2016	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement, dated September 20, 2016, by and between the Company and Orchestra (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.2*	Lease Agreement, dated May 30, 2014, by and between the Company and River Ridge Limited Partnership.

10.3*	First Amendment to Lease Agreement dated May 30, 2014, dated August 27, 2015, by and between the Company and River Ridge Limited Partnership.

10.4*	Second Amendment to Lease Agreement dated May 30, 2014, dated March 30, 2016, by and between the Company and River Ridge Limited Partnership.

10.5*	Third Amendment to Lease Agreement dated May 30, 2014, dated September 13, 2016, by and between the Company and River Ridge Limited Partnership.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.