Form 10-Q
period 2017-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2017-05-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2017.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 4, 2017, 50,218,010 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,927,125	$14,992,257
Restricted cash	150,000	150,000
Grants receivable	—	1,000,000
Stock subscriptions receivable	—	330,413
Prepaid expenses	1,070,441	930,261
Total current assets	50,147,566	17,402,931
Restricted cash	50,000	50,000
Property and equipment, net	409,786	435,251
Total assets	$50,607,352	$17,888,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$155,726	$271,757
Accounts payable	3,266,729	3,419,921
Accrued expenses	2,874,118	3,256,455
Deferred revenue, current	646,498	1,940,195
Deferred rent, current	12,433	10,263
Total current liabilities	6,955,504	8,898,591
Deferred rent, noncurrent	62,182	65,724
Other liabilities	3,609	4,632
Total liabilities	7,021,295	8,968,947
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 50,143,742 and 44,681,745 shares issued and outstanding at March 31, 2017 and December 31, 2016	5,014	4,468
Additional paid-in capital	84,322,971	42,191,256
Accumulated deficit	(40,741,928)	(33,276,489)
Total stockholders’ equity	43,586,057	8,919,235
Total liabilities and stockholders’ equity	$50,607,352	$17,888,182

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$1,293,697	$396,598
Operating expenses:
Research and development	6,366,112	2,173,933
General and administrative	2,380,125	1,109,889
Total operating expenses	8,746,237	3,283,822
Operating loss	(7,452,540)	(2,887,224)
Other income (expense):
Interest income (expense), net	1,366	(5,360)
Foreign currency exchange (loss) gain, net	(14,265)	343
Other expense, net	(12,899)	(5,017)
Net loss	$(7,465,439)	$(2,892,241)
Net loss per share, basic and diluted	$(0.16)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted	46,381,482	37,605,210

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,465,439)	$(2,892,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,583,156	311,238
Depreciation and amortization	31,489	17,285
Loss (gain) on foreign exchange	14,265	(343)
Deferred rent	(1,372)	—
Changes in operating assets and liabilities:
Decrease in grants receivable	1,000,000	—
Increase in prepaid expenses	(140,181)	(98,045)
Increase (decrease) in accounts payable	191	(196,305)
(Decrease) increase in accrued expenses	(364,557)	732,136
Decrease in deferred revenue	(1,293,697)	(396,598)
Increase in other long-term liabilities	—	7,905
Net cash used in operating activities	(6,636,145)	(2,514,968)
Cash flows from investing activities:
Purchases of property and equipment	(40,131)	(65,322)
Net cash used in investing activities	(40,131)	(65,322)
Cash flows from financing activities:
Principal payments on notes payable	(116,031)	(69,061)
Proceeds from issuance of common stock	41,349,957	—
Issuance costs paid for common stock financings	(621,862)	—
Principal payments under capital lease obligation	(920)	(1,119)
Net cash provided by (used in) financing activities	40,611,144	(70,180)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,934,868	(2,650,470)
Cash, cash equivalents, and restricted cash at beginning of the period	15,192,257	12,374,650
Cash, cash equivalents, and restricted cash at end of the period	$49,127,125	$9,724,180
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,527	$6,430
Stock issuance costs included in accounts payable or accrued expenses	$44,926	$—
Asset acquired under capital lease obligation	$—	$11,638
Purchases of property and equipment included in accounts payable or accrued expenses	$—	$112,720

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	44,681,74 5	$4,468	$42,191,256	$(33,276,489)	$8,919,235
Issuance of common stock, net of issuance costs of $470,439	5,301,448	530	40,468,327		40,468,857
Stock compensation expense			1,583,156		1,583,156
Issuance of common stock upon exercise of stock options	160,549	16	80,232		80,248
Net loss				(7,465,439)	(7,465,439)
Balance at March 31, 2017 - (Unaudited)	50,143,742	$5,014	$84,322,971	$(40,741,928)	$43,586,057

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2017 and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 8, 2017. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation and the accrual of research, product development and clinical obligations.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with maturities in excess of three months. At March 31, 2017 and December 31, 2016, cash equivalents were comprised of money market funds. The Company had no marketable investments at March 31, 2017 and December 31, 2016.

Restricted cash as of March 31, 2017 and December 31, 2016 included a $150,000 collateral account for the Company’s corporate credit cards and is classified in current assets. Additionally, as of March 31, 2017 and December 31, 2016 restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 (See Note 4) and is classified in noncurrent assets.

Cash, cash equivalents, and restricted cash consists of the following:

	March 31, 2017	December 31, 2016
Cash	$100,046	$1,127,530
Money market fund	48,827,079	13,864,727
Cash and cash equivalents	48,927,125	14,992,257

Restricted cash, current	150,000	150,000
Restricted cash, noncurrent	50,000	50,000
Restricted cash	200,000	200,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$49,127,125	$15,192,257

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying values of loans payable approximate their fair value due to their market terms.

Property and Equipment

The estimated life for the Company’s property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the shorter of their useful lives or the terms of the respective leases. See Note 3 for details of property and equipment and Note 4 for operating and capital lease commitments.

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred.

For the development award received from the CFFT during 2015 and 2016 (See Note 7), the Company is amortizing these amounts on a straight-line basis over the expected duration of the performance period of the development program under the award, which is expected to conclude in the second quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of March 31, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2017 or December 31, 2016.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2017 and 2016.

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

Net Loss Per Common Share

Basic net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of the Company’s common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of the Company’s common stock has been computed by dividing the net loss for the period by the weighted average number of shares of the Company’s common stock outstanding during such period. For years in which there is a net loss, options, warrants and convertible securities are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016

	Three Months Ended March 31
	2017	2016
Basic and diluted net loss per share of common stock:
Net loss	$(7,465,439)	$(2,892,241)
Weighted average shares of common stock outstanding	46,381,482	37,605,210
Net loss per share of common stock-basic and diluted	$(0.16)	$(0.08)

The following potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	March 31,
	2017	2016
Warrants	1,288,500	1,967,375
Stock options	7,513,130	5,152,685
Total	8,801,630	7,120,060

Recent Accounting Pronouncements

Restricted Cash Presentation

On November 17, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2016-18 for the fiscal year ended December 31, 2016 using a retrospective transition method for each period presented.

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. The Company plans to adopt the standard in the first quarter of 2018 and believes that its adoption may have an impact on the Company’s consolidated financial statements. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s current accounting policy, milestone payments are recognized as revenue in the period that the payment-triggering event occurred or was achieved (See Note 7). ASC 606, however, may require the Company to recognize these payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that the triggering event will be achieved and that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management has not yet determined if it will adopt ASU 2016-02 earlier than the required adoption date. The adoption of ASU 2016-02 will have an impact on the Company’s financial position, results of operations, cash flows, and disclosures as the Company has an operating lease commitment for office space as of March 31, 2017 in the amount of $969,370 (see Note 4) for which ASU 2016-02 would apply.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Computer hardware and software	$96,131	$96,131
Office furniture and equipment	265,162	259,138
Leasehold improvements	188,219	188,219
Property and equipment, gross	549,512	543,488
Less: accumulated depreciation	(139,726)	(108,237)
Property and equipment, net	$409,786	$435,251

Depreciation expense was $31,489 and $17,825 for the three months ended March 31, 2017 and 2016, respectively.

On December 30, 2015, the Company entered into a lease agreement for a copier machine. The cost of the machine was approximately $12,000 and is included in office furniture and equipment category in the table above. The lease payments commenced when the machine was placed in service in January 2016. The machine is being amortized over the life of the lease, which is for a three-year term and includes a bargain purchase option at the end of the term. See Note 4 for details of this capital lease commitment.

4.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

In September 2016, the Company amended its commercial lease for office space to expand into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space (“September 2016 Amendment”). The Company began occupying this space in early November 2016 and the final lease payment is due in January 2021. Additionally, the September 2016 Amendment required an increase in the standby letter of credit to $50,000 (See Note 3).

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, current and deferred rent, noncurrent in the Company’s balance sheet as of March 31, 2017 and December 31, 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2017, the future minimum rent commitments are as follows:

2017 (remainder of year)	$183,547
2018	249,502
2019	254,709
2020	259,916
2021	21,696
Total	$969,370

Total rent expense for the three months ended March 31, 2017 and 2016 was $58,508 and $36,546, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of March 31, 2017, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of March 31, 2017:

2017 (remainder of year)	$3,407
2018	4,543
2019	379
Total future minimum lease payments	8,329
Less: interest	(787)
Future capital lease obligations	7,542
Less: current portion	(3,933)
Long-term portion	$3,609

5.	NOTES PAYABLE

In November 2015, the Company entered into a loan agreement with a financing company for $207,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $23,397 over a nine-month period. Interest on this loan was accrued at an annual rate of 3.25%. This loan was fully repaid in July 2016.

In October 2016, the Company entered into a loan agreement with a financing company for $348,750 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%. Prepaid expenses as of March 31, 2017 and December 31, 2016, included $262,500 and $378,750, respectively, related to this insurance policy.

Interest expense for notes payable for the three months ended March 31, 2017 and 2016 totaled $1,278 and $1,130, respectively.

Notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Notes payable	$155,726	$271,757
Less: current portion	(155,726)	(271,757)
Long term portion	$—	$—

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accrued clinical operations and trials costs	$1,333,114	$1,647,490
Accrued product development costs	1,246,527	713,426
Accrued compensation	122,175	778,250
Accrued other	172,302	117,289
Total	$2,874,118	$3,256,455

7.	DEVELOPMENT AWARD AND DEFERRED REVENUE

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug anabasum in adults with cystic fibrosis (“CF”). The Company has billed and received a total of $4.5 million in payments since the inception of the Award as outlined below. The payments received under the award have been recorded as deferred revenue and are being amortized on a straight-line basis over the expected duration of the performance period under the Award, which is expected to conclude in the second quarter of 2017.

Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015. In November 2015, the Company received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, the Company received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient, which was billed by the Company to CFFT in December 2016 and was classified in grants receivable as of December 31, 2016. The Company expects that the last milestone payment of $500,000 under the Award will be recorded in the second quarter of 2017 upon the achievement of the final milestone related to the Phase 2 CF clinical trial, as set forth in the Award agreement.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of anabasum in the Field of Use (as defined in the Award agreement) including a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of anabasum, the first of which is due within 90 days following the first commercial sale of anabasum. The Company is also obligated to make a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of anabasum in the Field of Use exceed $500 million. Lastly, the Company is obligated to make royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses anabasum in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement.

The Company recorded $1,293,697 and $396,598 of revenue during the three months ended March 31, 2017 and 2016, respectively. Deferred revenue consists of the following:

	March 31, 2017	December 31, 2016
Deferred revenue	646,498	$1,940,195
Less: current portion	(646,498)	(1,940,195)
Long-term portion	$—	$—

8.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 50,143,742 shares and 44,681,745 shares were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

On February 28, 2017, the Company entered in a securities purchase agreement providing for the issuance and sale by the Company of 3,887,815 shares of its common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $27,214,705 less issuance costs of approximately $48,291.

In November 2016, the Company entered into a sales agreement with Cantor Fitzgerald (“Cantor”) under which the Company may direct Cantor as its placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement are made pursuant to an effective registration statement for an aggregate offering of up to $35 million, under which the Company has sold an aggregate of approximately $15.4 million of common stock through March 31, 2017. Under the Sales Agreement, the Company is obligated to pay Cantor a 3% commission on gross proceeds. During the three months ended March 31, 2017, the Company sold 1,413,633 shares of its common stock under the Sales Agreement at an average selling price of approximately $9.71 per share for gross proceeds of $13.724,591 and net proceeds of $13,302,443.

During the three months ended March 31, 2017, the Company issued 160,549 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $80,248 from these exercises.

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

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2017, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,127,722 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2016. As of January 1, 2017, the 2014 Plan had a total reserve of 13,043,739 shares and there were 5,967,855 shares available for future grants. As of March 31, 2017, there were 4,904,355 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2017 and 2016, respectively, the Company recorded non-cash, stock-based compensation expense of $1,583,156 and $311,238, respectively, net of estimated forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2017	2016
Risk free interest rate	2.17%	1.81%
Expected dividend yield	0%	0%
Expected term in years	6.35	6.28
Expected volatility	85.8%	88.3%
Estimated forfeiture rate	5%	5%

A summary of option activity for the three months ended March 31, 2017 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term in	Intrinsic
Options	Shares	Exercise Price	Years	Value
Outstanding at December 31, 2016	6,610,179	$2.54
Granted	1,063,500	9.05
Exercised	(160,549)	0.50
Forfeited	—	—
Outstanding at March 31, 2017	7,513,130	$3.51	8.31	$36,752,235
Vested at March 31, 2017	3,290,104	$1.26	7.36	$23,011,278

The weighted average grant-date fair value of options granted during the three months ended March 31, 2017 and 2016 was $6.66 and $1.05 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 was approximately $1,402,164. No stock options were exercised during the three months ended March 31, 2016. The total fair value of options that were vested as of March 31, 2017 was $3,503,337. As of March 31, 2017, there was approximately $14,104,971 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.42 years as of March 31, 2017.

10.	WARRANTS

At March 31, 2017, there were warrants outstanding to purchase 1,288,500 shares of common stock with a weighted average exercise price of $1.00 and a weighted average remaining life of 2.16 years. No warrants were exercised during the three months ended March 31, 2017. During the three months ended March 31, 2016, a warrant to purchase 1,875 shares of common stock was exercised on a cashless basis resulting in the issuance of 693 shares. There were no warrants issued or cancelled during the three months ended March 31, 2017 and 2016.

11.	RELATED PARTY TRANSACTIONS

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

On June 21, 2014, the Company entered into a consulting agreement with Orchestra Medical Ventures, LLC (“Orchestra”), of which David Hochman is Managing Partner. The agreement provided that Orchestra would render a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. Orchestra was compensated at a rate of $5,000 per month for twelve months, payable quarterly in advance. During the year ended December 31, 2015, the Company paid Orchestra $15,000. The consulting agreement expired on April 11, 2015 and the Company was not obligated to make future payments. On September 20, 2016, the Company entered into a new consulting agreement with Orchestra for similar services as provided under the previous agreement (the “2016 Consulting Agreement”). The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the three months ended March 31, 2017 related to the Option Shares.

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

Overview

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product anabasum is a novel synthetic oral endocannabinoid-mimetic drug that is intended to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. Anabasum is currently being developed to treat four life-threatening diseases: systemic sclerosis, cystic fibrosis, diffuse cutaneous, skin-predominant dermatomyositis and systemic lupus erythematosus (“SLE’’). The United States Food and Drug Administration (“FDA”) has granted anabasum Orphan Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. The European Medicines Authority (“EMA”) has granted anabasum Orphan Designation for both cystic fibrosis and systemic sclerosis.

In November 2016, we reported positive clinical data in a Phase 2 anabasum study for the treatment of systemic sclerosis. Following an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), we submitted a protocol to the FDA on March 31, 2017 for our Phase 3 study in systemic sclerosis and are moving forward as planned. We expect to commence the Phase 3 study in the fourth quarter of 2017. Protocol assistance from the EMA on the Phase 3 study design is expected in the second quarter of 2017. Our recent application to the FDA for Breakthrough Therapy Designation was not granted for systemic sclerosis, however our existing Fast Track status already grants us similar eligibility for more frequent meetings with FDA to discuss the drug’s development plan as well Priority Review and Rolling Reviews of completed sections of the New Drug Application.

In December 2016, we completed a Phase 2 study in cystic fibrosis study and at the end of March 2017 we reported positive top-line clinical data from this study. We are in the process of developing the protocol design for the next clinical trial in partnership with CF experts, the Cystic Fibrosis Foundation Therapeutics, Inc., Cystic Fibrosis Therapeutic Development Network and European Cystic Fibrosis Society Clinical Trials Network. Thereafter, we will enter into discussions with the relevant regulatory agencies.

A third Phase 2 study in dermatomyositis of anabasum is expected to be completed in the fourth quarter of 2017 and a fourth Phase 2 in SLE is planned to start during the second half of 2017.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug anabasum for clinical trials and conducting clinical studies in patients. Three of the four clinical programs for anabasum are being supported by non-dilutive awards and grants. The NIH is funding the majority of the Phase 2 clinical development costs for the dermatomyositis and SLE Phase clinical trials and the Phase 2 clinical trial in cystic fibrosis was supported by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

Anabasum is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, found on activated immune cells, fibroblasts and muscle cells. Anabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation, and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in chronic inflammatory and fibrotic diseases. Through its’ activation of the CB2 receptor, anabasum is designed to drive innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through March 31, 2017, our losses from operations have been approximately $40.7 million. Our net losses for the three months ended March 31, 2017 and 2016 were approximately $7,465,000 and $2,892,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize anabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2017 and in the future in connection with our ongoing activities, as we:

●	conduct clinical trials for anabasum in scleroderma, cystic fibrosis, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

●	seek regulatory approval for our product candidates;

●	add personnel to support development of our product candidates; and

●	operate as a public company

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of anabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recorded $1,293,697 and $396,598 of collaboration revenue in the three months ended March 31, 2017 and 2016, respectively, related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award supported the Phase 2 clinical trial of anabasum in adults with cystic fibrosis. We have billed and received a total of $4.5 million in payments since the inception of the Award as outlined below. The payments received under the Award have been recorded as deferred revenue and are being amortized on a straight-line basis over the expected duration of the performance period under the Award, which is expected to conclude in the second quarter of 2017.

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

Research and Development Expenses

Research and development expenses are incurred for the development of anabasum and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing anabasum for clinical trials and conducting clinical trials. These costs are expected to increase significantly in the future as anabasum is evaluated in additional later stage clinical trials.

Research and development expenses for the three months ended March 31, 2017 totaled approximately $6,366,000, an increase of approximately $4,192,000 over the $2,174,000 recorded for the three months ended March 31, 2016. The increase was primarily attributable to increases of $3,427,000 in clinical trial costs, $498,000 in compensation costs, and $267,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2017 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

General and administrative expense for the three months ended March 31, 2017 totaled approximately $2,380,000, an increase of approximately $1,270,000 over the $1,110,000 recorded for the three months ended March 31, 2016. The increase was primarily attributable to increases of approximately $1,005,000 in stock-based compensation expense, $81,000 in investor relations costs, $80,000 in compensation costs, $79,000 in financial consulting services costs, and an aggregate net increase of approximately $114,000 primarily for other general and administrative costs, partially offset by a decrease of $89,000 in legal costs.

Other Expense, Net

Other expense, net for the three months ended March 31, 2017 totaled approximately $13,000, an increase of approximately $8,000 over the $5,000 of other expense, net recorded for the three months ended March 31, 2016 and was primarily attributable to an increase in foreign currency exchange transaction losses recorded during the three months ended March 31, 2017.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the dermatomyositis and systemic lupus erythematosus clinical trials are being funded by NIH grants, and our cystic fibrosis clinical trial is being partially funded by a $5 million award from the CFFT. At March 31, 2017, our accumulated deficit since inception was approximately $40,742,000.

At March 31, 2017, we had total current assets of approximately $50,148,000 and total current liabilities of approximately $6,956,000, resulting in working capital of $43,192,000. At March 31, 2017, we had total assets of approximately $50,607,000 and total liabilities of approximately $7,021,000 resulting in a stockholders’ equity of approximately $43,586,000.

Net cash used in operating activities for the three months ended March 31, 2017 was approximately $6,636,000, which includes a net loss of approximately $7,465,000, non-cash expenses of approximately $1,628,000 principally related to the increase in stock-based compensation expense, and approximately $798,000 of cash used in net working capital items principally related to the decrease in deferred revenue, accrued expenses and accounts payable, partially offset by the decrease in grants receivable.

Cash used in investing activities for the three months ended March 31, 2017 totaled approximately $40,000 for the purchase of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2017 totaled approximately $40,611,000. On February 28, 2017, we entered into a securities purchase agreement providing for the issuance and sale of 3,887,815 shares of our common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with net proceeds to us totaling $27,210,027. In November 2016, we entered into a sales agreement with Cantor Fitzgerald under which we may direct Cantor Fitzgerald as our placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement are made pursuant to an effective registration statement for an aggregate offering of up to $35 million. In the three months ended March 31, 2017, we received net proceeds of $13,437,819 from sales of our common stock pursuant to the Sales Agreements, net of 3% commission paid to Cantor Fitzgerald.

During the three months ended March 31, 2017, the Company issued 160,549 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $80,248 from these exercises. Cash provided by financing activities for the three months ended March 31, 2017 included principal payments on notes payable of approximately $116,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in October 2016 stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%.

We expect our cash on hand of $48,927,125 at March 31, 2017 and the remaining milestone payment of $500,000 from the CFFT, which we expect to receive in the second quarter of 2017, to be sufficient to meet our operating and capital requirements through the fourth quarter of 2018 based on current planned expenditures.

We expect to need to raise significant additional capital to continue to fund operations and the clinical trials for anabasum beyond 2018. We may seek to sell common stock, including sales under our Sales Agreement, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of March 31, 2017. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	After Fiscal 2021
Operating lease obligations (1)	$969,370	$183,547	$504,211	$281,612	$—
Capital lease obligations (2)	8,329	3,407	4,922	—	—
Total	$977,699	$186,954	$509,133	$281,612	$—

(1)	In September 2016, our commercial lease for office space was amended for our expansion into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space. We began occupying this space in November 2016 and the lease for this office space terminates in January 2021.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2017, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in risk factors from what was reported in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Securities Purchase Agreement dated February 28, 2017 between Corbus Pharmaceuticals Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement dated February 28, 2017 between Corbus Pharmaceuticals Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 9, 2017	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

