Form 10-Q
period 2017-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2017-08-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2017, 50,220,510 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,032,762	$14,992,257
Restricted cash	150,000	150,000
Grants receivable	—	1,000,000
Stock subscriptions receivable	—	330,413
Prepaid expenses and other current assets	844,855	930,261
Total current assets	44,027,617	17,402,931
Restricted cash	50,000	50,000
Property and equipment, net	418,508	435,251
Other assets	65,026	—
Total assets	$44,561,151	$17,888,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$39,041	$271,757
Accounts payable	3,859,863	3,419,921
Accrued expenses	2,705,744	3,256,455
Deferred revenue	296,311	1,940,195
Deferred rent, current	12,866	10,263
Total current liabilities	6,913,825	8,898,591
Deferred rent, noncurrent	58,206	65,724
Other liabilities	2,559	4,632
Total liabilities	6,974,590	8,968,947
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 50,220,510 and 44,681,745 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,022	4,468
Additional paid-in capital	85,620,354	42,191,256
Accumulated deficit	(48,038,815)	(33,276,489)
Total stockholders’ equity	37,586,561	8,919,235
Total liabilities and stockholders’ equity	$44,561,151	$17,888,182

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$350,186	$396,598	$1,643,883	$793,196
Operating expenses:
Research and development	5,763,660	3,567,003	12,129,772	5,740,936
General and administrative	1,878,090	1,021,225	4,258,215	2,131,114
Total operating expenses	7,641,750	4,588,228	16,387,987	7,872,050
Operating loss	(7,291,564)	(4,191,630)	(14,744,104)	(7,078,854)
Other income (expense), net:
Interest income (expense), net	5,271	4,049	6,637	(1,311)
Foreign currency exchange loss	(10,594)	(1,810)	(24,859)	(1,467)
Other income (expense), net	(5,323)	2,239	(18,222)	(2,778)
Net loss	$(7,296,887)	$(4,189,391)	$(14,762,326)	$(7,081,632)
Net loss per share, basic and diluted	$(0.15)	$(0.11)	$(0.31)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	50,193,726	38,748,452	48,298,135	38,176,831

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016 (audited)	44,681,745	$4,468	$42,191,256	$(33,276,489)	$8,919,235
Issuance of common stock, net of issuance costs of $492,674	5,301,448	530	40,446,092	—	40,446,622
Stock based compensation expense	—	—	2,882,227	—	2,882,227
Issuance of common stock upon exercise of stock options	237,317	24	100,779	—	100,803
Net loss	—	—	—	(14,762,326)	(14,762,326)
Balance at June 30, 2017	50,220,510	$5,022	$85,620,354	$(48,038,815)	$37,586,561

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,762,326)	$(7,081,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,882,227	694,249
Depreciation and amortization	64,452	37,230
Loss on foreign exchange	24,859	—
Deferred rent	(4,915)	—
Changes in operating assets and liabilities:
Decrease in grants receivable	1,000,000	—
Decrease in prepaid expenses	85,406	101,596
Increase in other assets	(65,026)	—
Increase in accounts payable	589,421	642,156
(Decrease) increase in accrued expenses	(521,037)	1,349,105
Decrease in deferred revenue	(1,643,883)	(793,196)
Increase in other long-term liabilities	—	8,913
Net cash used in operating activities	(12,350,822)	(5,041,579)
Cash flows from investing activities:
Purchases of property and equipment	(81,816)	(187,151)
Net cash used in investing activities	(81,816)	(187,151)
Cash flows from financing activities:
Principal payments on notes payable	(232,716)	(138,685)
Proceeds from issuance of common stock	41,370,512	15,055,841
Issuance costs paid for common stock financings	(662,788)	—
Principal payments on capital lease obligation	(1,865)	(1,694)
Net cash provided by financing activities	40,473,143	14,915,462
Net increase in cash, cash equivalents, and restricted cash	28,040,505	9,686,732
Cash, cash equivalents, and restricted cash at beginning of the period	15,192,257	12,374,650
Cash, cash equivalents, and restricted cash at end of the period	$43,232,762	$22,061,382
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$2,562	$3,489
Cash paid during the period for income taxes	$—	$1,877
Stock issuance costs included in accounts payable or accrued expenses	$26,235	$—
Asset acquired under capital lease obligation	$—	$11,638
Purchases of property and equipment included in accounts payable	$—	$5,477

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2017

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017, the results of its operations for the three months and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 8, 2017. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses and negative cash flows from operations to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of June 30, 2017, had an accumulated deficit of $48,038,815. The Company expects the cash on hand of $43,032,762 at June 30, 2017 to be sufficient to meet its operating and capital requirements into the fourth quarter of 2018 based on current planned expenditures.

Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for anabasum. The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to the expected performance period under the Company’s development award agreement with CFFT (See Note 8), stock based compensation and the accrual of research, product development and clinical obligations.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period financial statement presentation, specifically in the presentation of the cash flow statement for the comparable prior period as a result of the Company’s early adoption in the fourth quarter of 2016 of ASU No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and as a result, transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. ASU 2016-18 is being applied using a retrospective transition method to each period presented. The impact on prior periods was not material to the Company’s financial statements.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with maturities in excess of three months. At June 30, 2017 and December 31, 2016, cash equivalents were comprised of money market funds. The Company had no marketable investments at June 30, 2017 and December 31, 2016.

Restricted cash as of June 30, 2017 and December 31, 2016 included a $150,000 collateral account for the Company’s corporate credit cards and is classified in current assets. Additionally, as of June 30, 2017 and December 31, 2016 restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 (See Note 5) and is classified in noncurrent assets.

Cash and cash equivalents consist of the following:

	June 30, 2017	December 31, 2016
Cash	$174,627	$1,127,530
Money market fund	42,858,135	13,864,727
Cash and cash equivalents	43,032,762	14,992,257

Restricted cash, current	150,000	150,000
Restricted cash, noncurrent	50,000	50,000
Restricted cash	200,000	200,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,232,762	$15,192,257

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying values of the notes payable approximate their fair value due to their market terms.

Property and Equipment

The estimated life for the Company’s property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the shorter of their useful lives or the respective leases. See Note 4 for details of property and equipment and Note 5 for operating and capital lease commitments.

Research and Development Expenses and Collaborative Research Agreements

Costs incurred for research and development are expensed as incurred.

For amounts received under the development award from the CFFT (See Note 8), the Company is recognizing those amounts when the triggering event to receive those payments has occurred, with those amounts being amortized on a straight-line basis over the expected duration of the remaining performance period of the development program under the award, which is expected to conclude in the third quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits. However, the Company believes the risk of loss is minimal as these banks are large financial institutions.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of June 30, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2017 or December 31, 2016.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2017 and 2016.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For years in which there is a net loss, options, warrants and convertible securities are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Basic and diluted net loss per share of common stock:
Net loss	$(7,296,887)	$(4,189,391)	$(14,762,326)	$(7,081,632)
Weighted average shares of common stock outstanding	50,193,726	38,748,452	48,298,135	38,176,831
Net loss per share of common stock-basic and diluted	$(0.15)	$(0.11)	$(0.31)	$(0.19)

The following potentially dilutive securities outstanding at June 30, 2017 and 2016 have been excluded from the computation of dilutive weighted average shares outstanding for the computation of dilutive net loss per share as the inclusion would be anti-dilutive.

	June 30,
	2017	2016
Warrants	1,288,500	1,964,250
Stock options	7,700,862	5,362,621
Total	8,989,362	7,326,871

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s current accounting policy, milestone payments are initially recognized as revenue only in the period that the payment-triggering event occurred or was achieved (See Note 8). ASC 606, however, may require the Company to recognize these payments before the payment-triggering event is completely achieved based on the Company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company plans to adopt ASC 606 in the first quarter of 2018 and has not yet concluded on the impact, if any, on the consolidated financial statements in respect of this matter. However, given the Company’s current level of revenues, it does not expect the adoption of ASC 606 to have a material effect on its financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management has not yet determined if it will adopt ASU 2016-02 earlier than the required adoption date. The adoption of ASU 2016-02 will have an impact on the Company’s financial position as the Company has an operating lease commitment for office space as of June 30, 2017 with future non-cancelable lease payments amounting to $908,187 (see Note 5) for which ASU 2016-02 would apply.

Employee Share-Based Payment Accounting

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. Management has not yet determined if it is going to account for forfeitures as they occur, however it does not expect that the adoption of ASU 2016-09 would have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016

Computer hardware and software	$114,938	$96,131
Office furniture and equipment	281,391	259,138
Leasehold improvements	191,244	188,219
Construction in progress	3,624	—
Property and equipment, gross	591,197	543,488
Less: accumulated depreciation	(172,689)	(108,237)
Property and equipment, net	$418,508	$435,251

Depreciation expense was $32,963 and $19,945 for the three months ended June 30, 2017 and 2016, respectively and $64,452 and $37,230 for the six months ended June 30, 2017 and 2016, respectively.

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

Operating Lease Commitment

In September 2016, the Company amended its commercial lease for office space to expand into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space (“September 2016 Amendment”). The Company began occupying this space in early November 2016 and the final lease payment is due in January 2021. Additionally, the September 2016 Amendment required an increase in the standby letter of credit to $50,000 (See Note 4).

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, current and deferred rent, noncurrent in the Company’s balance sheet as of June 30, 2017 and December 31, 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2017, the future minimum rent commitments are as follows:

2017 (remainder of year)	$122,364
2018	249,502
2019	254,709
2020	259,916
2021	21,696
Total	$908,187

Total rent expense for the three months ended June 30, 2017 and 2016 was $58,508 and $37,666, respectively. Total rent expense for the six months ended June 30, 2017 and 2016 was $117,016 and $74,212, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of June 30, 2017, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of June 30, 2017:

2017 (remainder of year)	$2,271
2018	4,543
2019	379
Total future minimum lease payments	7,193
Less: interest	(596)
Future capital lease obligations	6,597
Less: current portion	(4,038)
Long-term portion	$2,559

6.	NOTES PAYABLE

In November 2015, the Company entered into a loan agreement with a financing company for $207,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $23,397 over a nine-month period. Interest on this loan was accrued at an annual rate of 3.25%. This loan was fully repaid in July 2016.

In October 2016, the Company entered into a loan agreement with a financing company for $348,750 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%. Prepaid expenses as of June 30, 2017 and December 31, 2016, included $146,250 and $378,750, respectively, related to this insurance policy.

For three months ended June 30, 2017 and 2016, interest expense for notes payable totaled $602 and $567, respectively. For six months ended June 30, 2017 and 2016, interest expense for notes payable totaled $1,879 and $1,697, respectively.

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016

Notes payable	$39,041	$271,757
Less: current portion	(39,041)	(271,757)
Long term portion	$—	$—

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016

Accrued clinical operations and trials costs	$1,334,054	$1,647,490
Accrued product development costs	1,232,644	713,426
Accrued compensation	28,600	778,250
Accrued other	110,446	117,289
Total	$2,705,744	$3,256,455

8.	DEVELOPMENT AWARD AND DEFERRED REVENUE

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award is supporting a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug anabasum in adults with cystic fibrosis (“CF”). The Company has billed and received a total of $4.5 million in payments since the inception of the Award as outlined below. The payments received under the award have been recorded as deferred revenue when the triggering event to receive those amounts has occurred and are being amortized on a straight-line basis over the expected duration of the remaining performance period under the Award. During the three months ended June 30, 2017, the Company revised its estimated completion date for the final milestone under the Award to occur by the end of the third quarter of 2017 rather than in the second quarter of 2017 due to a reallocation of the Company’s resources to other high priority tasks at the end of the second quarter of 2017.

Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015. In November 2015, the Company received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, the Company received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient, which was billed by the Company to CFFT in December 2016 and was classified in grants receivable as of December 31, 2016. The Company expects that the last milestone payment of $500,000 under the Award will be recorded in the third quarter of 2017 upon the achievement of the final milestone related to the Phase 2 CF clinical trial, as set forth in the Award agreement.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of anabasum in the Field of Use (as defined in the Award agreement) as follows: (i) a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of anabasum, the first of which is due within 90 days following the first commercial sale of anabasum, (ii) a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of anabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses anabasum in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Award agreement. For the three months ended June 30, 2017 and 2016, the Company recognized revenue in respect of this collaboration of $350,186 and $396,598, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded revenue of $1,643,883 and $793,196, respectively. Deferred revenue consists of the following:

	June 30, 2017	December 31, 2016

Deferred revenue	$296,311	$1,940,195
Less: current portion	(296,311)	(1,940,195)
Long-term portion	$—	$—

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 50,220,510 shares and 44,681,745 shares were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

On February 28, 2017, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 3,887,815 shares of its common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $27,214,705 less issuance costs of approximately $36,291.

In November 2016, the Company entered into a sales agreement with Cantor Fitzgerald (“Cantor”) under which the Company may direct Cantor as its placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement are made pursuant to an effective registration statement for an aggregate offering of up to $35 million, under which the Company has sold an aggregate of approximately $15.4 million of common stock through June 30, 2017. Under the Sales Agreement, the Company is obligated to pay Cantor a 3% commission on gross proceeds. During the three months ended March 31, 2017, the Company sold 1,413,633 shares of its common stock under the Sales Agreement at an average selling price of approximately $9.71 per share for gross proceeds of $13,724,591 and net proceeds of $13,268,208. During the three months ended June 30, 2017, the Company did not sell any shares of its common stock under the Sales Agreement.

During the three months ended June 30, 2017, the Company issued 76,768 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $20,555 from these exercises. During the six months ended June 30, 2017, the Company issued 237,317 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $100,803 from these exercises.

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

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2017, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,127,722 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2016. As of January 1, 2017, the 2014 Plan had a total reserve of 13,043,739 shares and there were 5,967,855 shares available for future grants. As of June 30, 2017, there were 4,639,855 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the three months ended June 30, 2017 and 2016, the Company recorded non-cash, stock-based compensation expense of $1,299,071 and $383,011, respectively, net of estimated forfeitures. For stock options issued and outstanding for the six months ended June 30, 2017 and 2016, the Company recorded non-cash, stock-based compensation expense of $2,882,227 and $694,249, respectively, net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also included the volatility of its own common stock. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history, and is 6.25 years based on the average between the vesting period and the contractual life of the option. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The Company uses historical data to estimate forfeitures, which are estimated at 5%.

The assumptions used principally in determining the fair value of options granted were as follows:

	Six Months Ended June 30,
	2017	2016
Risk free interest rate	1.95%	1.73%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.64
Expected volatility	84.9%	90.6%

A summary of option activity for the six months ended June 30, 2017 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,610,179	$2.54
Granted	1,328,000	8.59
Exercised	(237,317)	0.39		$
Forfeited	—	—
Outstanding at June 30, 2017	7,700,862	$3.65	8.16		$25,487,690
Vested at June 30, 2017	3,596,416	$1.36	7.27		$17,805,225

The weighted average grant-date fair value of options granted during the six months ended June 30, 2017 and 2016 was $6.27 and $1.43 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 and June 30, 2016 was approximately $1,929,499 and $356,400, respectively. As of June 30, 2017, there was approximately $13,814,296 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.22 years as of June 30, 2017.

11.	WARRANTS

At June 30, 2017, there were warrants outstanding to purchase 1,288,500 shares of common stock with a weighted average exercise price of $1.00 and a weighted average remaining life of 1.92 years. No warrants were exercised during the six months ended June 30, 2017. During the six months ended June 30, 2016, warrants to purchase 3,750 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,849 shares and 1,250 shares of common stock were exercised on a cash basis. There were no warrants issued or cancelled during the six months ended June 30, 2017 and 2016.

12.	RELATED PARTY TRANSACTIONS

On September 20, 2016, the Company entered into a consulting agreement (the “2016 Consulting Agreement”) with Orchestra Medical Ventures, LLC (“Orchestra”), of which a member of our Board of Directors, David Hochman, is Managing Partner. Under this agreement, Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the first quarter of 2017. No stock-based compensation expense was recorded after the first quarter of 2017 related to the Option Shares as they were fully vested in March 2017.

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

In November 2016, we reported positive clinical data in a Phase 2 anabasum study for the treatment of systemic sclerosis. Following an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), we submitted a protocol to the FDA on March 31, 2017 for a Phase 3 study in systemic sclerosis. We also received protocol assistance from the EMA on the Phase 3 study design. We expect to commence the Phase 3 study in systemic sclerosis in the fourth quarter of 2017.

In December 2016, we completed a Phase 2 study in cystic fibrosis study and at the end of March 2017 we reported positive top-line data from this study. We are in the process of developing the protocol design for the next clinical Phase 2b clinical trial and have received guidance on the design of the clinical protocol from the Cystic Fibrosis Therapeutic Development Network. We also plan to obtain guidance from the FDA and the EMA on the clinical protocol design. We are planning to initiate a Phase 2b trial in cystic fibrosis by the end of 2017.

A third Phase 2 study in dermatomyositis of anabasum is expected to be completed in the fourth quarter of 2017 and a fourth Phase 2 in SLE is planned to start during the fourth quarter of 2017.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug anabasum for clinical trials and conducting clinical studies in patients. Three of the four clinical programs for anabasum are being supported by non-dilutive awards and grants. The NIH is funding the majority of the Phase 2 clinical development costs for the dermatomyositis and SLE clinical trials and the Phase 2 clinical trial in cystic fibrosis has been supported by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through June 30, 2017, our losses from operations have been approximately $48.0 million. Our net losses for the three months ended June 30, 2017 and 2016 were approximately $7,297,000 and $4,189,000, respectively and for the six months ended June 30, 2017 and 2016 our net losses were approximately $14,762,000 and $7,082,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize anabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in the remainder of 2017 and in the future in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of anabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $350,186 and $396,598 of collaboration revenue in the three months ended June 30, 2017 and 2016, respectively, related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award supported the Phase 2 clinical trial of anabasum in adults with cystic fibrosis. We have billed and received a total of $4.5 million in payments since the inception of the Award as outlined below. The payments received under the Award have been recorded as deferred revenue and are being amortized on a straight-line basis over the expected duration of the remaining performance period under the Award. During the three months ended June 30, 2017, we revised the estimated completion date for the final milestone under the Award to occur by the end of the third quarter of 2017 rather than in the second quarter of 2017 due to a reallocation of our resources to other high priority tasks at the end of the second quarter of 2017.

Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, we received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient. We expect that the last milestone payment of $500,000 under the Award will be recorded in the third quarter of 2017 upon the achievement of the final milestone related to the Phase 2 CF clinical trial, as set forth in the Award agreement.

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

Research and development expenses for the three months ended June 30, 2017 totaled approximately $5,764,000, an increase of approximately $2,197,000 over the $3,567,000 recorded for the three months ended June 30, 2016. The increase was primarily attributable to increases of $1,110,000 in clinical trial costs, $574,000 in compensation costs, and $513,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during the remainder of 2017 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

General and administrative expense for the three months ended June 30, 2017 totaled approximately $1,878,000, an increase of approximately $857,000 over the $1,021,000 recorded for the three months ended June 30, 2016. The increase was primarily attributable to increases of approximately $403,000 in stock-based compensation expense and, $180,000 in investor relations costs, and $22,000 in compensation costs.

Other (Expense) Income, Net

Other expense, net for the three months ended June, 2017 totaled approximately $5,300, an increase of approximately $7,500 over the $2,200 of other income, net recorded for the three months ended June 30, 2016 and was primarily attributable to an increase in foreign currency exchange transaction losses recorded during the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

Collaboration Revenue

We have recorded $1,643,883 and $793,196 of collaboration revenue in the six months ended June 30, 2017 and 2016, respectively, related to the agreement with the CFFT.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 totaled approximately $12,130,000, an increase of approximately $6,389,000 over the $5,741,000 recorded for the six months ended June 30, 2016. The increase was primarily attributable to increases of $4,537,000 in clinical trial costs, $1,072,000 in compensation costs, and $780,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2017 totaled approximately $4,258,000, an increase of approximately $2,127,000 over the $2,131,000 recorded for the six months ended June 30, 2016. The increase was primarily attributable to increases of approximately $1,408,000 in stock-based compensation expense, $261,000 in investor relations costs, $103,000 in compensation costs, $94,000 in insurance costs, and $77,000 in consulting expenses.

Other Expense, Net

Other expense, net for the six months ended June 30, 2017 totaled approximately $18,200, an increase of approximately $15,400 over the $2,800 of other expense, net recorded for the six months ended June 30, 2016. The increase was primarily attributable to an increase in foreign currency exchange losses partially offset by an increase net interest income during the six months ended June 30, 2017.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the dermatomyositis and systemic lupus erythematosus clinical trials are being funded by NIH grants, and our cystic fibrosis clinical trial has been partially funded by a $5 million award from the CFFT. At June 30, 2017, our accumulated deficit since inception was approximately $48,039,000.

At June 30, 2017, we had total current assets of approximately $44,028,000 and total current liabilities of approximately $6,914,000, resulting in working capital of approximately $37,114,000. At June 30, 2017, we had total assets of approximately $44,561,000 and total liabilities of approximately $6,975,000 resulting in a stockholders’ equity of approximately $37,587,000.

Net cash used in operating activities for the six months ended June 30, 2017 was approximately $12,351,000, which includes a net loss of approximately $14,762,000, non-cash expenses of approximately $2,967,000 principally related to stock-based compensation expense, and approximately $555,000 of cash used in net working capital items.

Cash used in investing activities for the six months ended June 30, 2017 totaled approximately $82,000 for the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2017 totaled approximately $40,473,000. On February 28, 2017, we entered into a securities purchase agreement providing for the issuance and sale of 3,887,815 shares of our common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with net proceeds to us totaling $27,177,102. In November 2016, we entered into a sales agreement with Cantor Fitzgerald under which we may direct Cantor Fitzgerald as our placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement are made pursuant to an effective registration statement for an aggregate offering of up to $35 million. During the three months ended March 31, 2017, we received net proceeds of $13,429,819 from sales of our common stock pursuant to the Sales Agreements, net of 3% commission paid to Cantor Fitzgerald. During the three months ended June 30, 2017 we did not sell any shares of our common stock under the Sales Agreement.

During the six months ended June 30, 2017, the Company issued 237,317 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $100,803 from these exercises. Cash provided by financing activities for the six months ended June 30, 2017 included principal payments on notes payable of approximately $233,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in October 2016 stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrues on this loan at an annual rate of 2.25%.

We expect our cash on hand of $43,032,762 at June 30, 2017 to be sufficient to meet our operating and capital requirements into the fourth quarter of 2018 based on current planned expenditures.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for anabasum. We may seek to sell common stock, including sales under our Sales Agreement, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of June 30, 2017. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	After Fiscal 2021
Operating lease obligations (1)	$908,187	$122,364	$504,211	$281,612	$—
Capital lease obligations (2)	7,193	2,271	4,922	—	—
Total	$915,380	$124,635	$509,133	$281,612	$—

(1)	In September 2016, our commercial lease for office space was amended for our expansion into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space. We began occupying this space in November 2016 and the lease for this office space terminates in January 2021.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of June 30, 2017, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 9, 2017	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

