Form 10-Q
period 2017-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2017-11-08
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2017

or

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

As of November 3, 2017, 54,873,010 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,597,469	$14,992,257
Restricted cash	200,000	150,000
Grants receivable	500,000	1,000,000
Stock subscriptions receivable	—	330,413
Prepaid expenses and other current assets	719,868	930,261
Total current assets	38,017,337	17,402,931
Restricted cash	—	50,000
Property and equipment, net	337,297	435,251
Other assets	65,026	—
Total assets	$38,419,660	$17,888,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$271,757
Accounts payable	3,776,516	3,419,921
Accrued expenses	2,558,602	3,256,455
Deferred revenue	—	1,940,195
Deferred rent, current	—	10,263
Total current liabilities	6,335,118	8,898,591
Deferred rent, noncurrent	102,561	65,724
Other liabilities	1,482	4,632
Total liabilities	6,439,161	8,968,947
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 50,223,010 and 44,681,745 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5,022	4,468
Additional paid-in capital	86,979,888	42,191,256
Accumulated deficit	(55,004,411)	(33,276,489)
Total stockholders’ equity	31,980,499	8,919,235
Total liabilities and stockholders’ equity	$38,419,660	$17,888,182

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$796,312	$742,558	$2,440,195	$1,535,754
Operating expenses:
Research and development	5,622,511	4,315,632	17,752,283	10,056,568
General and administrative	2,130,587	1,760,696	6,388,802	3,891,810
Total operating expenses	7,753,098	6,076,328	24,141,085	13,948,378
Operating loss	(6,956,786)	(5,333,770)	(21,700,890)	(12,412,624)
Other income (expense), net:
Interest income, net	43,402	1,731	50,039	420
Foreign currency exchange loss	(52,212)	(14,729)	(77,071)	(16,196)
Other expense, net	(8,810)	(12,998)	(27,032)	(15,776)
Net loss	$(6,965,596)	$(5,346,768)	$(21,727,922)	$(12,428,400)
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.44)	$(0.31)
Weighted average number of common shares outstanding, basic and diluted	50,221,597	43,783,504	48,946,335	40,059,364

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016 (audited)	44,681,745	$4,468	$42,191,256	$(33,276,489)	$8,919,235
Issuance of common stock, net of issuance costs of $492,674	5,301,448	530	40,446,092	—	40,446,622
Stock based compensation expense	—	—	4,233,511	—	4,233,511
Issuance of common stock upon exercise of stock options	239,817	24	109,029	—	109,053
Net loss	—	—	—	(21,727,922)	(21,727,922)
Balance at September 30, 2017	50,223,010	$5,022	$86,979,888	$(55,004,411)	$31,980,499

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,727,922)	$(12,428,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,233,511	1,522,345
Depreciation and amortization	191,093	57,695
Unrealized loss on foreign exchange	39,492	—
Deferred rent	26,574	—
Changes in operating assets and liabilities:
Decrease in grants receivable	500,000	—
Decrease in prepaid expenses	210,393	60,717
Increase in other assets	(65,026)	—
Increase in accounts payable	517,677	1,448,004
(Decrease) increase in accrued expenses	(668,286)	1,772,585
Decrease in deferred revenue	(1,940,195)	(535,753)
Increase in other long-term liabilities	—	10,205
Net cash used in operating activities	(18,682,689)	(8,092,602)
Cash flows from investing activities:
Purchases of property and equipment	(127,246)	(257,014)
Net cash used in investing activities	(127,246)	(257,014)
Cash flows from financing activities:
Principal payments on notes payable	(271,757)	(162,019)
Proceeds from issuance of common stock	41,378,762	15,235,283
Issuance costs paid for common stock financings	(689,023)	—
Principal payments on capital lease obligation	(2,835)	(2,575)
Net cash provided by financing activities	40,415,147	15,070,689
Net increase in cash, cash equivalents, and restricted cash	21,605,212	6,721,073
Cash, cash equivalents, and restricted cash at beginning of the period	15,192,257	12,374,650
Cash, cash equivalents, and restricted cash at end of the period	$36,797,469	$19,095,723
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$10,691	$3,815
Cash paid during the period for income taxes	$—	$1,877
Asset acquired under capital lease obligation	$—	$11,638
Purchases of property and equipment included in accounts payable	$—	$13,999

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2017

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2017, the results of its operations for the three months and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 8, 2017. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses and negative cash flows from operations to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of September 30, 2017, had an accumulated deficit of $55,004,411. On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock to institutional investors at a purchase price of $7.00 per share with net proceeds to the Company totaling approximately $30,397,000 (“October 2017 Offering”) (See Notes 9 and 13). The Company expects the cash on hand of $36,597,469 at September 30, 2017 together with the proceeds from the October 2017 Offering and the remaining milestone payment of $500,000 from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), which the Company received in the fourth quarter of 2017 (See Note 8), to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with maturities in excess of three months. At September 30, 2017 and December 31, 2016, cash equivalents were comprised of money market funds. The Company had no marketable investments at September 30, 2017 and December 31, 2016.

Restricted cash as of September 30, 2017 and December 31, 2016 included a $150,000 collateral account for the Company’s corporate credit cards and is classified in current assets. Additionally, as of September 30, 2017 and December 31, 2016 restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 which was classified in current assets as of September 30, 2017 and in noncurrent assets as of December 31, 2016 (See Note 5).

Cash and cash equivalents consist of the following:

	September 30, 2017	December 31, 2016
Cash	$219,141	$1,127,530
Money market fund	36,378,328	13,864,727
Cash and cash equivalents	36,597,469	14,992,257

Restricted cash, current	200,000	150,000
Restricted cash, noncurrent	—	50,000
Restricted cash	200,000	200,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$36,797,469	$15,192,257

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying values of the notes payable approximate their fair value due to their market terms.

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

For amounts received under the development award from the CFFT (See Note 8), the Company is recognized those amounts when the triggering event to receive those payments occurred, with those amounts being amortized on a straight-line basis over the expected duration of the remaining performance period of the development program under the award, which concluded in the third quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is used by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of September 30, 2017 and December 31, 2016, all of the Company’s assets were located in the United States.

Income Taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded to reduce a net deferred tax asset when it is more likely than not that the tax benefit from the deferred tax assets will not be realized. Accordingly, given the cumulative losses since inception, the Company has provided a valuation allowance equal to 100% of the tax asset in order to eliminate the deferred tax assets amounts.

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2017 or December 31, 2016.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2017 and 2016.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For years in which there is a net loss, options, warrants and convertible securities are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Basic and diluted net loss per share of common stock:
Net loss	$(6,965,596)	$(5,346,768)	$(21,727,922)	$(12,428,400)
Weighted average shares of common stock outstanding	50,221,597	43,783,504	48,946,335	40,059,364
Net loss per share of common stock-basic and diluted	$(0.14)	$(0.12)	$(0.44)	$(0.31)

The following potentially dilutive securities for the three and nine months ended September 30, 2017 and 2016 have been excluded from the computation of dilutive weighted average shares outstanding for the computation of dilutive net loss per share as the inclusion would be anti-dilutive

	Three and Nine Months Ended September 30,
	2017	2016
Warrants	1,288,500	1,789,250
Stock options	7,724,779	5,932,679
Total	9,013,279	7,721,929

On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock to institutional investors at a purchase price of $7.00 per share with net proceeds to the Company totaling approximately $30,397,000 (“October 2017 Offering”) (See Notes 9 and 13).

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s current accounting policy, milestone payments are initially recognized as revenue only in the period that the payment-triggering event occurred or was achieved (See Note 8). ASC 606, however, may require to recognize such payments before the payment-triggering event is completely achieved based on the Company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company plans to adopt ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company has concluded its performance obligations and has completed recognizing revenue under the collaboration agreement with CFFT in the three months ended September 30, 2017 (See Note 8) and since the Company has not yet commercialized its product, the Company does not expect to have a cumulative effect at the date of adoption or for the adoption of ASC 606 to have a material effect on its financial statements. If and when the Company will sign new collaboration or revenue generating agreements, the Company will assess the accounting for those new agreements under ASC 606.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. Management has not yet determined if it will adopt ASU 2016-02 earlier than the required adoption date. The adoption of ASU 2016-02 will have an impact on the Company’s financial position as the Company has operating lease commitments for office space as of September 30, 2017 with future non-cancelable lease payments amounting to $5,543,755 (see Note 5) for which ASU 2016-02 would apply.

Employee Share-Based Payment Accounting

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In the first quarter of 2017, when the Company adopted ASU 2016-09 it did not elect to account for forfeitures as they occur but rather to continue to estimate forfeitures at grant date. As a result the adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016

Computer hardware and software	$121,905	$96,131
Office furniture and equipment	284,558	259,138
Leasehold improvements	191,244	188,219
Construction in progress	38,920	—
Property and equipment, gross	636,627	543,488
Less: accumulated depreciation	(299,330)	(108,237)
Property and equipment, net	$337,297	$435,251

Depreciation expense was $126,641 and $20,464 for the three months ended September 30, 2017 and 2016, respectively and $191,093 and $57,695 for the nine months ended September 30, 2017 and 2016, respectively.

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

Operating Lease Commitment

In September 2016, the Company amended its commercial lease for office space to expand into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space (“September 2016 Amendment”). The Company began occupying this space in early November 2016 and the final lease payment was to be due in January 2021. The September 2016 Amendment required an increase in the standby letter of credit to $50,000 (See Note 4). The September 2016 Amendment will be terminated upon the commencement date of the August 2017 Lease Agreement discussed below.

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) with the existing landlord, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”) in a building different than under the September 2016 Amendment. The initial term of the August 2017 Lease Agreement is for a period of seven years and is expected to begin upon the earlier of the date of completion of the Company’s work to be performed to prepare the Leased Premises for its initial occupancy or February 18, 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to $908,341 for the seventh year. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which may be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $8,669 in the three and nine months ended September 30, 2017.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, current and deferred rent, noncurrent in the Company’s balance sheet as of September 30, 2017 and December 31, 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2017, the future minimum rent commitments are as follows:

2017 (remainder of year)	$81,576
2018	432,889
2019	623,958
2020	784,243
2021	830,600
2022	855,150
Thereafter	1,935,339
Total	$5,543,755

Total rent expense for the three months ended September 30, 2017 and 2016 was $92,671 and $37,666, respectively. Total rent expense for the nine months ended September 30, 2017 and 2016 was $209,687 and $111,878, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of September 30, 2017, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of September 30, 2017:

2017 (remainder of year)	$1,136
2018	4,543
2019	379
Total future minimum lease payments	6,058
Less: interest	(430)
Future capital lease obligations	5,628
Less: current portion	(4,146)
Long-term portion	$1,482

6.	NOTES PAYABLE

In November 2015, the Company entered into a loan agreement with a financing company for $207,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $23,397 over a nine-month period. Interest on this loan was accrued at an annual rate of 3.25%. This loan was fully repaid in July 2016.

In October 2016, the Company entered into a loan agreement with a financing company for $348,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrued on this loan at an annual rate of 2.25%. This loan was fully repaid in July 2017. Prepaid expenses as of September 30, 2017 and December 31, 2016 included $30,000 and $378,750, respectively, related to this insurance policy.

For three months ended September 30, 2017 and 2016, interest expense for notes payable totaled $73 and $63, respectively. For nine months ended September 30, 2017 and 2016, interest expense for notes payable totaled $2,042 and $1,760, respectively.

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016

Notes payable	$—	$271,757
Less: current portion	—	(271,757)
Long term portion	$—	$—

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016

Accrued clinical operations and trials costs	$1,395,736	$1,647,490
Accrued product development costs	885,063	713,426
Accrued compensation	131,905	778,250
Accrued other	145,898	117,289
Total	$2,558,602	$3,256,455

8.	DEVELOPMENT AWARD AND DEFERRED REVENUE

On April 20, 2015, the Company entered into an award agreement with the CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5 million in funding. The funding from the Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug anabasum in adults with cystic fibrosis (“CF”). The Company has billed and received $5.0 million in payments since the inception of the Award as outlined below. The payments received under the award were recorded as deferred revenue when the triggering event to receive those amounts has occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the Award which concluded in the third quarter of 2017.

Upon the execution of the Award agreement, the Company received a payment of $1,250,000 in May 2015. In November 2015, the Company received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, the Company received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient, which was billed by the Company to CFFT in December 2016 and was classified in grants receivable as of December 31, 2016. The Company achieved the final milestone in September 2017 related to the issuance to CFFT of the final integrated statistical report related to the Phase 2 CF clinical trial. At that time the Company had completed all its performance obligations under the contract and therefore the performance period had concluded. The final milestone amount of $500,000 was billed by the Company to CFFT in September 2017 and was classified in grants receivable as of September 30, 2017. The Company received the $500,000 milestone payment under the Award from CFFT in November 2017.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of anabasum in the Field of Use (as defined in the Award agreement) as follows: (i) a royalty payment equal to five times the amount the Company receives under the Award agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of anabasum, the first of which is due within 90 days following the first commercial sale of anabasum, (ii) a royalty payment to CFFT equal to the amount the Company receives under the Award agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of anabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses anabasum in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations, if any, would survive the termination of the Award agreement. For the three months ended September 30, 2017 and 2016, the Company recognized revenue in respect of this collaboration of $796,312 and $742,558, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded revenue of $2,440,195 and $1,535,754, respectively. Deferred revenue consists of the following:

	September 30, 2017	December 31, 2016

Deferred revenue	$—	$1,940,195
Less: current portion	—	(1,940,195)
Long-term portion	$—	$—

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 50,223,010 shares and 44,681,745 shares were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

On February 28, 2017, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 3,887,815 shares of its common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $27,214,705 less issuance costs of approximately $36,291.

In November 2016, the Company entered into a sales agreement with Cantor Fitzgerald (“Cantor”) under which the Company directed Cantor as its placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $35 million, under which the Company sold an aggregate of approximately $15.4 million of common stock through September 30, 2017. Under the Sales Agreement, the Company was obligated to pay Cantor a 3% commission on gross proceeds. During the three months ended March 31, 2017, the Company sold 1,413,633 shares of its common stock under the Sales Agreement at an average selling price of approximately $9.71 per share for gross proceeds of $13,724,591 and net proceeds of $13,268,208. The Company did not sell any shares of its common stock under the Sales Agreement in the second or third quarter of 2017 and terminated the Sales Agreement in connection with the October 2017 Offering.

During the three months ended September 30, 2017, the Company issued 2,500 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $8,250 from these exercises. During the nine months ended September 30, 2017, the Company issued 239,817 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $109,053 from these exercises.

On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock to institutional investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $32,550,000, less estimated issuance costs of approximately $2,153,000. The Company also granted the underwriters a 30-day option to purchase up to an additional 697,500 shares of common stock on the same terms as the underwriters are purchasing the base number of shares.

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

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2017, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,127,722 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2016. As of January 1, 2017, the 2014 Plan had a total reserve of 13,043,739 shares and there were 5,967,855 shares available for future grants. As of September 30, 2017, there were 4,613,438 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2017 and 2016, the Company recorded non-cash, stock-based compensation expense of $1,351,284 ($1,213,552 for employees and $137,732 for non-employees) and $828,097 ($813,200 for employees and $14,897 for non-employees), respectively, net of estimated forfeitures. For stock options issued and outstanding for the nine months ended September 30, 2017 and 2016, the Company recorded non-cash, stock-based compensation expense of $4,233,511 ($3,302,437 for employees and $931,073 for non-employees) and $1,522,345 ($1,377,811 for employees and $144,534 for non-employees) respectively, net of estimated forfeitures.

The fair value of each option award for employees is estimated on the date of grant and for non-employees is estimated at the end of each reporting period using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also included the volatility of its own common stock. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history, and is 6.25 years based on the average between the vesting period and the contractual life of the option. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The Company uses historical data to estimate forfeitures, which are estimated at 5%.

The weighted average of assumptions used principally in determining the fair value of options granted to employees and non-employees were as follows:

	Nine Months Ended September 30,
	2017		2016
Risk free interest rate	2.13%		1.65%
Expected dividend yield	0%		0%
Expected term in years	6.5	7	6.74
Expected volatility	85.8%		93.1%

A summary of option activity for the nine months ended September 30, 2017 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,610,179	$2.54
Granted	1,423,000	8.42
Exercised	(239,817)	0.42
Forfeited	(68,583)	6.62
Outstanding at September 30, 2017	7,724,779	$3.66	7.93	$29,985,612
Vested at September 30, 2017	4,055,877	$1.61	7.16	$22,466,228

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $6.22 and $2.85 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 and September 30, 2016 was approximately $1,935,624 and $610,608, respectively. As of September 30, 2017, there was approximately $12,809,402 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.05 years as of September 30, 2017.

11.	WARRANTS

At September 30, 2017, there were warrants outstanding to purchase 1,288,500 shares of common stock with a weighted average exercise price of $1.00 and a weighted average remaining life of 1.66 years. No warrants were exercised during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, warrants to purchase 178,750 shares of common stock were exercised on a cashless basis resulting in the issuance of 161,591 shares and warrants to purchase 1,250 shares of common stock were exercised on a for cash basis. There were no warrants issued or cancelled during the nine months ended September 30, 2017 and 2016.

12.	RELATED PARTY TRANSACTIONS

On September 20, 2016, the Company entered into a consulting agreement (the “2016 Consulting Agreement”) with Orchestra Medical Ventures, LLC (“Orchestra”), of which a member of our Board of Directors, David Hochman, is Managing Partner. Under this agreement, Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the first quarter of 2017 in respect of the Option Award. No stock-based compensation expense was recorded after the first quarter of 2017 related to the Option Shares as they were fully vested in March 2017.

13.	SUBSEQUENT EVENTS

On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock to institutional investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $32,550,000, less estimated issuance costs of approximately $2,153,000. The Company also granted the underwriters a 30-day option to purchase up to an additional 697,500 shares of common stock on the same terms as the underwriters purchased the base number of shares.

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

Overview

We are a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product anabasum is a novel synthetic oral endocannabinoid-mimetic drug that is intended to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. Anabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous systemic sclerosis, cystic fibrosis and dermatomyositis. Anabasum is also being evaluated in open-label extension studies in systemic sclerosis and skin-predominant dermatomyositis.

Anabasum is a synthetic, rationally-designed oral small molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, found on activated immune cells, fibroblasts and muscle cells. Anabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis by activating endogenous pathways. These endogenous resolution pathways are normally activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. Through its activation of the CB2 receptor, anabasum is designed to drive innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays an endogenous role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis.

We are currently developing anabasum to treat four life-threatening diseases: systemic sclerosis; cystic fibrosis; diffuse cutaneous, skin-predominant dermatomyositis; and systemic lupus erythematosus, or SLE. The United States Food and Drug Administration, or the FDA, has granted anabasum Orphan Designation as well as Fast Track Status for both cystic fibrosis and systemic sclerosis. The European Medicines Authority, or the EMA, has granted anabasum Orphan Designation for both cystic fibrosis and systemic sclerosis.

In November 2016, we reported positive clinical data in a Phase 2 anabasum study for the treatment of systemic sclerosis. Following an end-of-Phase 2 meeting with the FDA, we submitted a protocol to the FDA on March 31, 2017 for a Phase 3 study in systemic sclerosis. We also received protocol assistance from the EMA on the Phase 3 study design. We expect to commence the Phase 3 study in systemic sclerosis in the fourth quarter of 2017.

In December 2016, we completed a Phase 2 study in cystic fibrosis and at the end of March 2017 we reported positive top-line data from this study. We are in the process of developing the protocol design for a Phase 2b clinical trial and have received guidance on the design of the clinical protocol for the study from the Cystic Fibrosis Therapeutic Development Network. We also plan to obtain guidance from the FDA and the EMA on the clinical protocol design. We are currently planning for and finalizing the design of the Phase 2b study in cystic fibrosis and expect to commence this study in the fourth quarter of 2017. We also expect to commence a Phase 2 study in SLE during the fourth quarter of 2017.

On October 19, 2017, we reported positive clinical data in a Phase 2 anabasum study for the treatment of skin-predominant dermatomyositis. We plan to meet with the FDA to discuss the next steps in the clinical development program in dermatomyositis.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug anabasum for clinical trials and conducting clinical studies in patients. Three of the four clinical programs for anabasum are being supported, or have been supported, by non-dilutive awards and grants. The National Institutes of Health, or NIH, is funding the majority of the clinical development costs for the dermatomyositis and SLE Phase 2 clinical trials, and the Phase 2 clinical trial in cystic fibrosis has been supported by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

Financial Operations Overview

We are a research and development company and have not generated any revenues from the sale of products. We have never been profitable and, from inception through September 30, 2017, our losses from operations have been approximately $55.0 million. Our net losses for the three months ended September 30, 2017 and 2016 were approximately $6,966,000 and $5,347,000, respectively and for the nine months ended September 30, 2017 and 2016 our net losses were approximately $21,728,000 and $12,428,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize anabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Collaboration Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of anabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $796,312 and $742,558 of collaboration revenue in the three months ended September 30, 2017 and 2016, respectively, related to an award agreement we entered into in the second quarter of fiscal 2015 with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which we received a development award (the “Award”) for up to $5 million in funding. The funding from the Award supported the Phase 2 clinical trial of anabasum in adults with cystic fibrosis. We have billed and received a total of $5.0 million in payments since the inception of the Award as outlined below. The payments received under the Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the Award.

Upon the execution of the Award agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, we received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient. We achieved the final milestone in September 2017 related to the issuance to CFFT of the final integrated statistical report related to the Phase 2 CF clinical trial. At that time we had completed all of our performance obligations under the contract and therefore the performance period had concluded. The final milestone amount of $500,000 was billed by us to CFFT in September 2017 and was classified in grants receivable as of September 30, 2017. We received the $500,000 milestone payment under the Award from CFFT in November 2017.

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

Research and development expenses for the three months ended September 30, 2017 totaled approximately $5,623,000, an increase of approximately $1,307,000 over the $4,316,000 recorded for the three months ended September 30, 2016. The increase was primarily attributable to increases of $473,000 in compensation costs, $420,000 in clinical trial costs, and $414,000 in stock-based compensation expense.

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

General and administrative expense for the three months ended September 30, 2017 totaled approximately $2,131,000, an increase of approximately $370,000 over the $1,761,000 recorded for the three months ended September 30, 2016. The increase was primarily attributable to increases of approximately $109,000 in stock-based compensation expense, $106,000 in recruiting cost and other individually immaterial items resulting in a net aggregate increase of $155,000.

Other Expense, Net

Other expense, net for the three months ended September 30, 2017 totaled approximately $9,000, a decrease of approximately $4,000 from the $13,000 recorded for the three months ended September 30, 2016 and was primarily attributable to an increase in net interest income of approximately $42,000 partially offset by an increase in realized and unrealized foreign currency exchange transaction losses of $37,000 in the three months ended September 30, 2017 compared with the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

Collaboration Revenue

We have recorded $2,440,195 and $1,535,754 of collaboration revenue in the nine months ended September 30, 2017 and 2016, respectively, related to the agreement with the CFFT.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 totaled approximately $17,752,000, an increase of approximately $7,696,000 over the approximately $10,057,000 recorded for the nine months ended September 30, 2016. The increase was primarily attributable to increases of approximately $4,958,000 in clinical trial costs, $1,544,000 in compensation costs, and $1,194,000 in stock-based compensation expense.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2017 totaled approximately $6,389,000, an increase of approximately $2,497,000 over the approximately $3,892,000 recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of approximately $1,517,000 in stock-based compensation expense, $277,000 in investor relations costs, $152,000 in recruiting costs, $141,000 in insurance costs, $100,000 in consulting expenses cost and other individually immaterial items resulting in a net aggregate increase of $310,000.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2017 totaled approximately $27,000, an increase of approximately $11,000 over the $16,000 of other expense, net recorded for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in realized and unrealized foreign currency exchange transaction losses of approximately $61,000 partially offset by an increase in interest income, net of approximately $50,000 in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the dermatomyositis and systemic lupus erythematosus clinical trials are being funded by NIH grants, and our cystic fibrosis clinical trial has been partially funded by a $5 million award from the CFFT. At September 30, 2017, our accumulated deficit since inception was approximately $55,004,000.

At September 30, 2017, we had total current assets of approximately $38,017,000 and total current liabilities of approximately $6,335,000, resulting in working capital of approximately $31,682,000. At September 30, 2017, we had total assets of approximately $38,420,000 and total liabilities of approximately $6,439,000 resulting in a stockholders’ equity of approximately $31,980,000.

Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $18,683,000, which includes a net loss of approximately $21,728,000, offset by non-cash expenses of approximately $4,491,000 principally related to an increase in stock-based compensation expense and increased by approximately $1,445,000 of cash used for net working capital items.

Cash used in investing activities for the nine months ended September 30, 2017 totaled approximately $127,000 for the purchase of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2017 totaled approximately $40,415,000. On February 28, 2017, we entered into a securities purchase agreement providing for the issuance and sale of 3,887,815 shares of our common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with net proceeds to us totaling $27,177,102. In November 2016, we entered into a sales agreement with Cantor Fitzgerald under which we directed Cantor Fitzgerald as our placement agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $35 million. During the nine months ended September 30, 2017, we received net proceeds of $13,403,584 from sales of our common stock pursuant to the Sales Agreement, net of 3% commission paid to Cantor Fitzgerald. All sales of common stock under the Sales Agreement occurred in the first quarter of 2017 and we did not sell any shares of our common stock under the Sales Agreement during the second or third quarter of 2017. The Sales Agreement was terminated in connection with the October 2017 Offering discussed below.

On October 26, 2017, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 4,650,000 shares of our common stock to institutional investors at a purchase price of $7.00 per share with net proceeds to us totaling approximately $30,397,000 (“October 2017 Offering”). We also granted the underwriters a 30-day option to purchase up to an additional 697,500 shares of common stock on the same terms as the underwriters were purchasing the base number of shares. We expect to use the net proceeds from the October 2017 Offering to fund our continued development of anabasum and for general corporate purposes, which may include funding preclinical studies and clinical trials, manufacturing anabasum for clinical trials and commercial launch, and acquisitions or investments in businesses, products or technologies that are complementary, and to increase our working capital and fund capital expenditures.

During the nine months ended September 30, 2017, we issued 239,817 shares of common stock upon the exercise of stock options to purchase common stock and we received proceeds of $109,053 from these exercises. Cash provided by financing activities for the nine months ended September 30, 2017 included principal payments on notes payable of approximately $272,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in October 2016 stipulated equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrued on this loan at an annual rate of 2.25%. This loan was fully repaid in July 2017.

We expect our cash on hand of $36,597,469 at September 30, 2017 together with the proceeds from the October 2017 Offering and the remaining milestone payment of $500,000 from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), which we received in November 2017, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2019 based on current planned expenditures.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of September 30, 2017. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	After Fiscal 2021
Operating lease obligations (1)	$5,543,755	$81,576	$1,056,847	$1,614,843	$2,790,489
Capital lease obligations (2)	6,058	1,136	4,922	—	—
Total	$5,549,813	$82,712	$1,061,769	$1,614,843	$2,790,489

(1)	In September 2016, our commercial lease for office space was amended for our expansion into an additional 4,088 square feet of office space within the existing building for an aggregate total of 10,414 square feet of leased office space (“September 2016 Amendment”). We began occupying this space in November 2016 and the lease for this office space was to terminate in January 2021. On August 21, 2017, we entered into a lease agreement (“August 2017 Lease Agreement”) with the existing landlord, pursuant to which we agreed to lease 32,733 square feet of office space (“Leased Premises”) in a building different than under the September 2016 Amendment. The initial term of the August 2017 Lease Agreement is for a period of seven years and is expected to begin upon the earlier of the date of our completion of the work to be performed to prepare the Leased Premises for our initial occupancy or February 18, 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to $908,341 for the seventh year. Additionally, the August 2017 Lease Agreement required us to provide a standby irrevocable letter of credit of $400,000, which may be reduced, if we are not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, We entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement. The September 2016 Amendment will be terminated upon the commencement date of the August 2017 Lease Agreement.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2017, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in risk factors from what was reported in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.2	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.2	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 8, 2017	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

