Form 10-K
period 2017-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2018-03-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 River Ridge Drive Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

(617) 963-0100

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $294,882,116, based on the closing price of the registrant’s common stock on June 30, 2017.

As of March 6, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 57,134,677.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Overview

We are a Phase 3, clinical stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product, lenabasum, is a novel synthetic, oral, endocannabinoid-mimetic drug designed to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. We are currently developing lenabasum to treat four life-threatening diseases: systemic sclerosis (SSc), cystic fibrosis (CF), dermatomyositis (DM) and systemic lupus erythematosus (SLE).

Lenabasum is a synthetic, rationally-designed, oral small-molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2 found on activated immune cells, fibroblasts and other cell types including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. By its binding to CB2, lenabasum drives innate immune responses from the activation phase into the resolution phase. CB2 plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans with genetic polymorphism in the CB2 gene, as these exhibit excessive inflammation and fibrosis in response to activators of the innate immune system.

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that is expected to enroll 354 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award for up to $25 million (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”). In DM, the Company plans to consult with the FDA on the protocol design for the next clinical study, which the Company expects to commence before the end of 2018. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications.

The U.S. Food and Drug Administration, or the FDA, granted lenabasum Orphan Designation as well as Fast Track Status for both SSc and CF. The European Medicines Authority, or the EMA, granted lenabasum Orphan Designation for both SSc and CF.

The development status of lenabasum is summarized below:

Figure 1-: Clinical development pipeline

Clinical Development

Systemic Sclerosis (Scleroderma)

On-Going Phase 3 Study

In December 2017, we initiated a Phase 3 double-blind placebo-controlled multi-center international clinical study (“RESOLVE-1”) in diffuse cutaneous SSc and the first patient was dosed in January 2018. The RESOLVE-1 study is expected to enroll approximately 354 subjects at 70 sites in North America, Europe, Israel, Japan, South Korea, and Australia. The planned duration of treatment with study drug is 52 weeks. Subjects will be randomized 1:1:1 to receive lenabasum 5 mg twice per day, lenabasum 20 mg twice per day, or placebo twice per day.

The primary efficacy outcome of the RESOLVE-1 study will be change from baseline in modified Rodnan Skin Score (“mRSS”), a measure of skin fibrosis and a standard clinical trial outcome in SSc. Secondary outcomes of the RESOLVE-1 study include patient reported outcome of Health Assessment Questionnaire-Disability Index, the American College of Rheumatology Combined Response Index in diffuse cutaneous Systemic Sclerosis (“ACR CRISS”) score, a novel composite measure of clinical improvement from baseline that incorporates change from baseline in mRSS, and lung function and forced vital capacity, % predicted. These same outcomes were evaluated in the Phase 2 study as well as the ongoing open-label extension study. The Company expects to complete the study and report top-line data in the first half of 2020.

Encouraging Data from Open Label Extension Study

Thirty-six subjects with diffuse cutaneous SSc received open-label dosing with lenabasum at 20 mg twice per day following 16 weeks participation in the preceding double-blinded placebo-controlled part of the lenabasum Phase 2 study. Patients had a mean of about 20 weeks off treatment from the end of lenabasum dosing during the placebo-controlled period before starting open-label dosing. Lenabasum was administered in addition to standard-of-care treatments for SSc, including concomitant immunosuppressive drugs in 92% of subjects.

Efficacy Outcomes

The modified Rodnan Skin Score (mRSS), the primary outcome for the Phase 3 study of lenabasum in SSc, improved by a mean (SD) of -8.4 in the 32 subjects who had completed 28 weeks open-label dosing at the time of data analyses, compared to baseline at the start of the Phase 2 double-blind placebo-controlled portion of the study. 75% of 36 subjects who received open-label dosing with lenabasum achieved a degree of improvement in mRSS (reduction ≥ 5 points and > 25% baseline) from the study start that has been previously associated with improved survival in SSc. A third of subjects reached a mRSS ≤ 10 points and 22% achieved a mRSS score < 5 points.

The ACR CRISS score increased over time with lenabasum open-label dosing and reached a median of 71% at 28 weeks, with 44% of subjects achieving an ACR CRISS score ≥ 70%. For comparison, the median ACR CRISS score was 32% at 48 weeks in the Phase 2 study of tocilizumab in diffuse cutaneous SSc patients and 24% at 12 months in a study of cyclophosphamide in diffuse cutaneous SSc patients with interstitial lung disease. Patient-reported disability, function, skin symptoms and global assessment of health all improved from study start and start of open-label dosing. Forced vital capacity (FVC) % predicted was stable during lenabasum treatment (mean change 0.3% predicted from study start) in contrast to the natural history of a decline in FVC in the disease.

Figure 2-: mRSS Results from Phase 2 Study-Primary Outcome Measure for Phase 3 RESOLVE -1 Study

Data are shown for subjects who received lenabasum during double-blinded placebo-controlled dosing (N = 26) and during open-label dosing (N = 36 at the start of open-label dosing). The data show the change in patient mRSS scores from the study start at the beginning of the double-blinded placebo-controlled dosing period.

Figure 3-:ACR CRISS Results from Phase 2 Study

Safety

There have been no severe or serious adverse events (AEs) and no clinically significant laboratory abnormalities related to lenabasum in the Phase 2 study. Thirty (83%) subjects experienced AEs and 3 (8%) subjects experienced AEs related to lenabasum during open-label dosing. The AEs experienced by ≥ 10% of subjects were upper respiratory tract illness in 7 (19%) subjects and urinary tract infection in 5 (14%) subjects.

Positive Data from Double-blinded Placebo-Controlled Part of Phase 2 Systemic Sclerosis Study

In October 2016, the Company reported positive results from the double-blind, randomized placebo-controlled portion of the Phase 2 study in diffuse cutaneous SSc. This part of the multi-center Phase 2 study evaluated lenabasum’s clinical benefit and safety in 27 subjects who received lenabasum and 15 who received placebo. Subjects had disease duration up to 6 years and were allowed to receive stable doses of immunosuppressive drugs during this study. Subjects were randomized in a 2 to 1 overall lenabasum to placebo ratio. Subjects randomized to lenabasum received 5 mg once a day (n = 9), 20 mg once a day (n = 9), or 20 mg twice a day (n = 9) for the first four weeks, then all lenabasum subjects received 20 mg twice a day for the next 8 weeks. Subjects randomized to placebo received placebo twice a day for 12 weeks. All subjects were followed off study drug from weeks 13 through 16.

The primary efficacy objective was to evaluate clinical benefit in all subjects who received lenabasum versus subjects who received placebo using the ACR CRISS score. Lenabasum out-performed placebo in the ACR CRISS reaching 33% at week 16 (p = 0.044, 1-sided mixed model repeated measures using rank transformed data) versus 1% for placebo. Lenabasum also outperformed placebo in the mRSS, the primary outcome for the Phase 3 study, with a mean improvement (reduction) of 4.8 points in mRSS at sixteen weeks.

Figure 4-mRSS Primary Endpoint in Phase 3 RESOLVE-1 Improved from Baseline

Cystic Fibrosis

On-Going Phase 2B Study

In January 2018, the Company initiated a Phase 2b study in cystic fibrosis which is being supported by an award for up to $25 million from the Cystic Fibrosis Foundation. The Phase 2b multicenter, double-blinded, randomized, placebo-controlled study is expected to enroll approximately 415 subjects with CF who are at least 12 years of age and at increased risk for pulmonary exacerbations. The primary outcome is the event rate of pulmonary exacerbations which is the average number of pulmonary exacerbations per subject per time period. Secondary efficacy outcomes include other measures of pulmonary exacerbations, change in Cystic Fibrosis Questionnaire-Revised Respiratory domain score and change in forced expiratory volume in 1 second (FEV1), % predicted. The study will be conducted in approximately 100 sites across North America, Europe, Israel and Australia. Subjects will be centrally randomized to one of three cohorts to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day for 28 weeks, with 4 weeks follow-up off active treatment. This Phase 2b CF study was designed with input from the Therapeutic Development Network of the Cystic Fibrosis Foundation and the European Cystic Fibrosis Society Clinical Trials Network. The Company expects to complete this study and report top line data in the first half of 2020.

Positive Data from Phase 2 Cystic Fibrosis Study

In March 2017, the Company completed a double-blind placebo-controlled Phase 2 study in CF and reported positive results. The Phase 2 study evaluated multiple doses of lenabasum compared to placebo for the treatment of patients with CF. The 16-week study dosed 85 adult CF patients with baseline (FEV1) percent predicted ≥ 40%, who were enrolled without regard to their specific CFTR mutation or infecting pathogens and continued with all baseline treatment regimens.

Lenabasum successfully achieved the primary objective of the study by demonstrating an acceptable safety and tolerability profile at all doses with no serious or severe adverse events related to the study drug. Lenabasum cohorts showed a dose-dependent reduction in a number of acute pulmonary exacerbations defined as those requiring intravenous (IV) antibiotics compared to placebo. Patients in the highest dose cohort of lenabasum (20 mg orally, twice per day) had a 75% reduction in the annualized rate of pulmonary exacerbations requiring IV antibiotics compared to placebo cohort. Additionally, lenabasum caused a consistent reduction in multiple inflammatory cell types in sputum, including total leukocytes, neutrophils, eosinophils, and macrophages. Inflammatory mediators, including interleukin-8, neutrophil elastase, and immunoglobulin G, were also reduced in sputum by lenabasum in a dose-dependent manner. These patient data provide evidence of biological activity of lenabasum in resolving ongoing innate immune responses in lungs of CF patients and support the observed reduction in pulmonary exacerbations.

Figure 5-Lenabasum Reduced Pulmonary Exacerbations in Completed Phase 2 Study

Figure 6-Lenabasum Reduced Inflammation in the Sputum in Completed Phase 2 Study

The Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), the non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation supported the prior Phase 2 study with a $5 million development award. To date the Company has received two development awards with total potential payments of up to $30 million from the CFF to support the clinical development of lenabasum in CF.

Dermatomyositis

Positive Data from Phase 2 Dermatomyositis Study

In October 2017, the Company completed the double-blind placebo-controlled part of the Phase 2 study in skin-predominant DM and reported positive results. The mean improvement (reduction) in the primary efficacy outcome, the Cutaneous Dermatomyositis Disease Area and Severity Index (“CDASI”) activity score, an outcome measure of skin disease severity, was 9.3 points for lenabasum treatment versus a reduction of 3.7 points for placebo treatment (p = 0.04,2-sided MMRM) at sixteen weeks. Lenabasum also outperformed placebo in multiple secondary efficacy outcomes studied. Lenabasum was well tolerated with no severe or serious side effects associated with the drug. No subjects dropped out. The dermatomyositis trial was funded by a grant from the National Institute of Arthritis and Musculoskeletal and Skin Diseases of the National Institutes of Health to the University of Pennsylvania Perelman School of Medicine.

The single center trial enrolled 22 adults at a 1 to 1 ratio of lenabasum to placebo cohorts. At baseline, subjects in each cohort had a mean CDASI activity score in the severe range and skin symptoms in the extremely severe range despite background treatment with immunosuppressive drugs in 19 of the 22 subjects. Demographic parameters, CDASI activity scores, patient-reported outcomes, and use of immunosuppressive drugs at baseline were similar for lenabasum and placebo cohorts. Subjects received lenabasum 20 mg QD through week 4, then lenabasum 20 mg BID through week 12 with safety and efficacy follow-up thereafter through week 16. All subjects remained on their background standard-of-care therapy throughout the study. In DM, the Company plans to consult with the FDA on the protocol design for the next clinical study, which the Company expects to commence before the end of 2018.

Figure 7-Lenabasum Demonstrated Clinically Meaningful Improvement in CDASI

Dermatomyositis Open Label Study

In November 2016, the Company commenced open-label dosing of subjects in Phase 2 DM clinical study. The same safety and efficacy endpoints evaluated in the double-blinded, placebo-controlled part of the Phase 2 study are continuing to be assessed throughout open-label dosing.

Systemic Lupus Erythematosus (SLE)

In December 2017 a Phase 2 clinical study of lenabasum was initiated for the treatment of systemic lupus erythematosus and patient dosing commenced in February 2018. The Phase 2 SLE clinical trial is being conducted by the Autoimmunity Centers of Excellence (ACE) program, which is funded by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH).

The randomized, double-blind, placebo-controlled, Phase 2 trial is being conducted at 15 sites in the U.S. and is expected to enroll 100 adult SLE patients with active musculoskeletal disease, which is the most common disease manifestation of SLE. Subjects will be randomized in a 1:1:1:1 ratio to one of four cohorts to receive placebo or three different doses of lenabasum for 3 months, with 1-month follow-up. The primary efficacy outcome assesses pain from active musculoskeletal disease, and secondary efficacy outcomes include other assessments of active musculoskeletal disease, overall disease activity using SLE Responder Index, SLE Disease Activity Index (“SLEDAI”) and British Isles Lupus Activity Group (“BILAG”) scoring systems, and patient-reported outcomes.

Lenabasum’s Unique and Novel Mechanism of Action as a Pro-Resolving Drug

Lenabasum is a synthetic, rationally-designed, oral small-molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, found on activated immune cells, fibroblasts and other cell types including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. By its binding to the CB2 receptor, lenabasum drives innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans suffering from polymorphism in the CB2 gene, as these exhibit abnormal immune responses and a propensity for chronic inflammation.

A key aspect of the body’s innate immune response is its activation phase when inflammatory cells are recruited to the site of tissue infection/injury whereupon these cells act to destroy the infection and/or repair tissue damage. The next phase in a normal innate immune response is its resolution phase, during which the nature of the infiltrating immune cells changes from pro-inflammatory to pro-resolving, the infectious pathogens are eliminated, residual cellular debris and immune cells are cleared from the tissue, and tissue repair processes are eventually halted when they are no longer needed. In chronic inflammatory and fibrotic diseases, the innate immune responses are “stuck” in the initial activation phase. This failure to progress through the resolution phase causes chronic tissue infiltration with inflammatory cells and chronic activation of healing processes that cause tissue scarring, or fibrosis. The key event that propels an innate immune response from its activation phase to its resolution phase is a “class switch” from production of pro-inflammatory lipid mediators such as prostaglandins and leukotrienes to a family of SPMs (Figure 8) which include lipoxins, resolvins, protectins, and marescins. If an innate immune response persists in the activation phase and does not progress through resolution, chronic inflammation and fibrosis can result, causing organ dysfunction, organ failure, severe morbidity and even death. There are hundreds of life-long chronic and incurable inflammatory diseases.

Figure 8-Lenabasum’s Mechanism of Action

Lenabasum is designed to restore immune system homeostasis, by harnessing the body’s own physiologic pathways to transition the innate immune response from the activation phase to the resolution phase. If the innate immune response is “stuck” in the activation phase, tissue damage, fibrosis and persistent infection are expected consequences. Endogenous progression of the innate immune response through its resolution phase has been shown to clear inflammation, stop fibrosis, and promote pathogen clearance. Lenabasum’s unique mechanism of action is different than anti-inflammatory drugs that inhibit the production or functions of distinct pro-inflammatory mediators that initiate or are active during the activation phase. Activation of an innate immune response is necessary to clear infections, however drugs that interfere with the activation phase carry the risk of immunosuppression and may have other undesirable side effects. In contrast, lenabasum is designed to transition an innate immune response from its activation phase to resolution phase. Lenabasum’s CB2 agonist activity initiates a class switch in bioactive lipid mediators from inflammation-activating mediators to pro-resolving mediators. Lenabasum acts to impact and activate multiple pathways including:

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

Effect of Lenabasum in a Human Model of Inflammatory Resolution

Dr. Derek Gilroy, Professor of Experimental Inflammation and Pharmacology at University College of London evaluated the effects of lenabasum in a clinical research model of inflammation and its resolution in healthy volunteers. In this model, inflammation was triggered in healthy individuals by the subcutaneous injection of heat-killed E. coli. Blood flow to the site of inflammation was measured with laser Doppler techniques. Suction blisters were generated over the site of inflammation, and cells and inflammatory mediators were measured in the blister fluid at different times after the injection of E. coli. In this study twenty two subjects received either lenabasum at 5 mg or 20 mg twice a day or placebo prior to the procedure.

The data demonstrated that both doses of lenabasum exerted potent anti-inflammatory effects by inhibiting neutrophil infiltration, and increased the clearance of bacteria as measured by local endotoxin levels, both key determinants of inflammation. Controlling neutrophils is considered highly important for treating many diseases driven by chronic inflammation. In addition to inhibiting neutrophil accumulation, lenabasum also enhanced clearance of the injected bacteria. The data were published in January 2018 in the peer-reviewed “Clinical Pharmacology & Therapeutics” journal in a paper entitled: “Potent anti-inflammatory and pro-resolving effects of lenabasum in a human model of self-resolving acute inflammation.” The findings in this paper provide additional evidence for lenabasum’s unique mechanism of action to modulate the trafficking of key harmful effector cells to the site of infection and injury without compromising internal host defense mechanisms, and instead enhancing it. This dual mechanism of action of lenabasum combines the inhibition of lipid mediators that normally reduce the immune system’s ability to clear bacteria with the inhibition of pro-inflammatory lipid mediators. We believe this unique activity of lenabasum ultimately drives the inflammatory response down the pro-resolution pathway.

Figure 9- Lenabasum Increases Pro-Resolving Lipid Mediators in Humans

Figure 10- Lenabasum also Decreases Inflammatory Lipid Mediators in Humans

Data from this human clinical model demonstrated that lenabasum activates the resolution of innate immune responses and is the first experimental therapeutic shown to activate the “pro-resolution” pathway in humans. These results are consistent with previous findings from experiments that evaluated lenabasum’s effects in animal models of inflammation and support lenabasum’s potential to deliver therapeutic benefit in chronic inflammatory diseases as a first-in-class pro-resolution drug. The results identify the CB2 receptor, the therapeutic target of lenabasum, as a key link between the innate immune response and the endocannabinoid system acting as an upstream activator of the resolution of innate immunity. The top dose of lenabasum in this study at 20 mg twice a day is the same as the highest dose in the Phase 3 SSc clinical trial and the Phase 2b CF trial.

Market Opportunity for Lenabasum in Inflammatory and Fibrotic Diseases

There are many different chronic, serious inflammatory and fibrotic diseases that could be addressed by treatment with lenabasum. Some examples of chronic, serious diseases characterized by inflammation with variable degrees of fibrosis include genetic diseases such as cystic fibrosis, nonalcoholic steatohepatitis (“NASH”), myelofibrosis, lung diseases including idiopathic pulmonary fibrosis, bronchiolitis obliterans, and sarcoidosis and autoimmune diseases including systemic sclerosis, systemic lupus erythematosus, myositis, rheumatoid arthritis, vasculitis, primary biliary cirrhosis .

In autoimmune diseases, four out of the five top selling drugs in the U.S. are anti-inflammatory biologic drugs which had total sales of $41 billion in 2016. These drugs however suppress the immune systems and thus leave patients susceptible to serious infections. Lenabasum, on the other hand, is designed to resolve inflammation without immunosuppression and is an oral pill, which potentially positions it as a front-line, first choice for autoimmune and other serious inflammatory and fibrotic diseases.

Lenabasum Market Opportunity for Current Indications Being Developed

Autoimmune Disorders

Systemic Sclerosis

Systemic sclerosis is a chronic, systemic autoimmune disease characterized by activation of innate and adaptive immune systems, an obliterative, proliferative vasculopathy of small blood vessels, and fibrosis of the skin and multiple internal organs. Approximately 90,000 people in the United States and Europe have SSc. The disease affects mainly adults (80% of SSc patients are women) with mean age of onset about 46 years of age in the United States and the majority of patients between 45-64 years of age.

A commonly used system classifies SSc patients into those with more wide-spread skin thickening (diffuse cutaneous SSc, about 45% of patients) and those with more restricted skin thickening (limited cutaneous SSc, about 55% of patients). There is significant overlap in the clinical manifestations for these two groups of SSc patients and no known significant differences in disease pathogenesis.

SSc can affect multiple internal organs in the body, including the lungs, heart, kidneys, joints, muscles, esophagus, stomach and intestines. Clinically apparent organ involvement that occurs in more than a third of these patients includes thickened skin, Raynaud’s phenomenon, esophageal symptoms, pulmonary fibrosis, restrictive lung disease, edematous skin, joint contractures, digital ulcers, and muscle weakness. Less frequently occurring, yet life-threatening manifestations include pulmonary artery hypertension (about 1 in 5 patients), cardiac conduction blocks (about 1 in 10 patients), and renal crisis (about 1 in 50 patients). In the US, SSc is the most deadly of the systemic autoimmune diseases. The median disease duration for an individual who dies of SSc is 7.1 years from the onset of symptoms. About 85% of deaths caused by SSc are the result of pulmonary fibrosis, pulmonary artery hypertension, or cardiovascular disease, such as sudden death.

In SSc the innate immune system fails to transition from the activation phase to the resolution phase. Individuals with SSc who have interstitial lung disease have an imbalance of bioactive lipid mediators, causing a predominance of inflammatory mediators versus resolving mediators. The preponderance of inflammatory mediators correlates positively with the degree of inflammation in the lungs and negatively with forced vital capacity, a measure of lung fibrosis. Excessive activation of the pathways which cause fibrosis including TGFβ, myofibroblast accumulation, and production of collagen and other extracellular matrix proteins are all present in SSc.

Currently, there are no FDA-approved therapies specifically for SSc, although therapies have been approved for the pulmonary artery hypertension associated with this disease. Immunosuppressants with significant toxicities are commonly used to treat SSc, however, as far as we know, there is a general absence of clinical data to support their use. For example, systemic corticosteroids are used frequently in SSc patients despite concerns about toxic side effects and precipitation of renal crisis.

We believe there is general agreement in the SSc community that an effective anti-inflammatory and anti-fibrotic drug would address a significant unmet medical need in SSc, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for SSc, and is not immunosuppressive. We believe such a therapy would be positively received by the market.

Dermatomyositis

Dermatomyositis is a serious and rare autoimmune idiopathic inflammatory myopathy with characteristic cutaneous findings. About 70,000 individuals in the U.S. suffer from dermatomyositis. Dermatomyositis usually strikes adults, with most common age of adult onset between 50-60 years.

This systemic disorder most frequently affects the skin and muscles, and DM can also include interstitial lung disease/restrictive lung disease, arthritis, gastrointestinal and cardiac involvement. Inflammatory muscle disease associated with DM can cause discomfort and significant weakness of the proximal muscles of the arms and legs and of the trunk. Dermatomyositis can include damaging inflammation elsewhere in the body, for example: lung inflammation that leads to lung fibrosis and restrictive lung disease; heart inflammation that causes arrhythmia, congestive heart failure, and pericarditis, inflammation of muscles in the esophagus that causes swallowing problems or aspiration pneumonia, and arthritis. DM patients may have active skin disease despite successful treatment of their muscle and/or lung disease. The skin findings in DM can be disfiguring and are inflammatory rashes characterized by redness and itching in exposed areas of the skin, around the eyes, on the hands, and in a “shawl” distribution on the scalp, hands, upper back, and photo-exposed areas. Due to this chronic inflammation, patients with DM have an increased risk of malignancy, most commonly in older patients By itself, skin involvement in DM has a large negative impact on quality of life, comparable to that of cutaneous lupus erythematosus and vulvodynia, and much higher than those of many dermatologic diseases. The pathophysiology of DM is consistent with a patient’s inherent inability to adequately resolve innate immune responses.

Therapy for DM involves both general measures and specific measures to control the muscle disease and the skin disease. In addition, some patients with DM need treatment for other systemic manifestations or complications. The muscle component is treated by administering corticosteroids, typically with an immunosuppressive agent. The skin disease is treated by avoiding sun exposure and by using sunscreens and photoprotective clothing, as well as with topical corticosteroids, and antimalarial agents. Antimalarial therapy frequently is ineffective or can cause drug reactions. Antimalarial-refractory disease is then treated with systemic therapies that may additionally cause toxicity, including systemic glucocorticoids, immunosuppressive therapies such as methotrexate, mycophenolate mofetil, or intravenous immunoglobulin.

We believe that an effective drug that controls inflammation in the skin, muscles, and other organs will address a significant unmet medical need in DM, particularly a drug that is orally administered, can be used chronically with other commonly prescribed medications for the disease, and is not immunosuppressive.

Systemic Lupus Erythematosus

Systemic lupus erythematosus, or SLE, is a prototypical autoimmune disease with a wide array of clinical manifestations, including arthritis, rash, photosensitivity, oral ulcers, pleuritis, pericarditis, kidney problems, seizures and psychosis and blood cell abnormalities. About 500,000 individuals in the U.S. and in the E.U. suffer from SLE. The musculoskeletal system is the most commonly involved system in SLE. Patients with SLE have an increased frequency of related autoimmune problems, such as Sjogren’s syndrome and antiphospholipid syndrome that require additional treatments. SLE may occur with other autoimmune conditions, such as thyroiditis, hemolytic anemia, and idiopathic thrombocytopenia purpura. Accelerated atherosclerosis among SLE patients is responsible for premature mortality.

The pathology of SLE involves chronic activation of the innate immune system by immune complexes, with activation of the complement cascade, increased production of type 1 interferons and other mediators of inflammation and resultant tissue inflammation and damage.

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

Cystic Fibrosis

Cystic fibrosis is a life-long, progressive, debilitating, and life-threatening autosomal recessive disease. Cystic fibrosis is caused by mutations in the gene Cystic Fibrosis Transmembrane Conductance Regulator or CFTR. The CFTR serves as a central hub to modulate transport, trafficking, and signaling in cells. Given multiple roles of CFTR in cellular activation and homeostasis, mutation of the CFTR gives rise to multiple disorders in respiratory, digestive and reproductive organs.

The current median life expectancy of cystic fibrosis patients is about 40 years. According to the Cystic Fibrosis Foundation, 30,000 Americans and a total of 75,000 people in the United States and Europe suffer from cystic fibrosis.

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

The negative effects caused by CFTR gene mutations are not restricted to ion channels, but also extend to dysfunction of the innate immune system. The nature of the abnormalities in CF is consistent with inability of innate immune responses to make the transition out of the activation phase and into and through the resolution phase. Specialized Pro-Resolving Lipid Mediators (SPMs) that initiate the transition to resolution phase of innate immune responses have been found to be deficient relative to pro-inflammatory lipid mediators that initiate its activation phase, and this reduction correlates with poor recovery of lung function following an acute pulmonary exacerbation in children. The preponderance of activated neutrophils and pro-inflammatory macrophages in inflamed tissue, reduced neutrophil apoptosis, high levels of neutrophil proteases that reflect persistent neutrophil activation, reduced clearance of neutrophils by macrophages, ineffective clearance of certain bacteria such as P. aeruginosa, and excessive activation of fibrotic pathways all show the inability of individuals with CF to resolve their innate immune responses.

An overview of the disease progression in cystic fibrosis is provided in Figure 11.

Figure 11: Factors involved in cystic fibrosis progression

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

Current therapies for cystic fibrosis include mucolytics to breakdown mucus, antibiotics to fight bacterial infection, and drugs that act to restore some functionality to the faulty CFTR protein in specific genetic sub-populations of patients, including Kalydeco™, Orkambi™ and the recently approved Symdeco™. Drugs that are designed to partially restore ion channel functions of mutant CFTR protein are not necessarily able to correct the dysfunction of the innate immune system. For example, ivacaftor treatment has not been associated with reduction in sputum neutrophils or neutrophil derived proteases in CF patients.

All CF patients appear to have dysfunction in resolution of the innate immune system, no matter which CFTR mutations a given patient has. This is borne out by the incidence of pulmonary exacerbations which according to the CF registry occur at an annual rate of 17,000 case per year and an event rate of 0.70 times per patient per year. A pulmonary exacerbation is acute worsening of the patient’s day-to-day signs and symptoms of lung disease and is associated with worsening of inflammation at the start of the exacerbation. Failure to resolve lung inflammation during a pulmonary exacerbation is associated with treatment failure, such as need to change antibiotics, prolonged antibiotic therapy, early recurrent of pulmonary exacerbation, and failure to recover lung function lost during the exacerbation. Pulmonary exacerbations in CF are associated with reduced survival, lung function, and patient quality of life and increased health-care burden. The annual average pulmonary exacerbation hospitalization related costs in the U.S. vary from $30,000 for a “mild” exacerbation to as high as $120,000 in patients with severe lung disease. Currently, there are no approved drugs used to address pulmonary exacerbations, a key driver of morbidity and mortality in cystic fibrosis.

We believe there is general agreement in the CF community that an effective drug that will reduce hyper-inflammation and help reduce the rate of pulmonary exacerbations would address a significant unmet medical need in CF, especially a drug that is orally administered, can be used chronically with other prescribed medications for CF, is not immunosuppressive, and has anti-fibrotic effects.

Current Treatment Alternatives for Chronic, Serious Diseases Characterized by Chronic Inflammation and Fibrosis

Drugs currently used to treat chronic serious inflammatory and fibrotic diseases are divided broadly into several groups: non-steroidal anti-inflammatory drugs (NSAIDS), anti-malarial agents, systemic corticosteroids, and other immunosuppressive agents. The choice of agent or combination generally depends upon the underlying disease, and physician and patient preferences.

The potency of NSAIDs in the treatment of chronic, serious diseases, inflammatory and fibrotic diseases is often too limited to control disease activity, requiring patients to receive additional treatment with anti-malarial drugs, systemic corticosteroids or immunosuppressive agents. Anti-malarial therapy is used as a baseline treatment for chronic inflammation in certain autoimmune diseases, typically SLE and DM, especially in patients with milder manifestations of disease. Anti-malarial therapy is frequently ineffective in controlling chronic, serious inflammation, or can cause adverse drug reactions. Antimalarial-refractory disease is then treated with systemic therapies that may cause additional toxicity, including systemic corticosteroids and immunosuppressive agents.

Systemic corticosteroids are commonly prescribed for treatment of chronic, serious diseases characterized by chronic inflammation and fibrosis, such as cystic fibrosis, SSc, and DM. Chronic corticosteroid use is limited by toxicities that include growth retardation, iatrogenic Cushings’s Disease, hypertension, high glucose levels/diabetes, obesity, brittle bones/osteoporosis, aseptic necrosis of bone, immunosuppression/increased infection, glaucoma, depression, and psychosis. Thus, safer yet potent alternatives to steroids have long been sought.

Multiple other immunosuppressive drugs are used to treat chronic, serious, inflammatory diseases, to achieve disease control and to curtail the need for corticosteroids. These include biological agents, such as monoclonal antibodies or fusion proteins, which target a very specific molecule in a key disease pathway. These drugs have a number of disadvantages including parental administration and increased associated incidence of malignancy and infection. Non-biologic immunosuppressive agents that are used to treat chronic, serious inflammation include methotrexate, mycophenolate, leflunomide, cyclophosphamide, and azathioprine, among others. Intravenous immunoglobulin is used occasionally to treat refractory chronic, serious inflammatory diseases.

Lenabasum As a Pro Resolving Drug with a Novel Mechanism of Action Has Safety Advantages versus Anti-Inflammatory Drugs, Steroids and Immunosuppressive Agents

Corticosteroids and NSAIDs exert their effect by inhibiting the activation of inflammation. In simple terms, both classes of drugs inhibit inflammation by “interfering” with the biochemical pathways in the cell that promote and sustain inflammation. For example, NSAIDs directly inhibit the activity of the COX 1 and COX 2 enzymes that are responsible for generating pro-inflammatory eicosanoids. A drawback of this approach is that it one arm of the eicosanoid pathway (e.g. COX but not LOX) is inhibited resulting in a buildup in LOX-derived inflammatory mediators which leads to gastrointestinal and cardiovascular side effects (termed “molecular shunting”). Lenabasum on the other hand triggers endogenous pathways that resolves inflammation and halts fibrosis without immunosuppression Therefore lenabasum potentially offers a new and unique mechanism to treat a spectrum of rare, chronic, serious inflammatory and fibrotic diseases.

Autoimmune Disorders

Systemic Sclerosis

Cytotoxic and immunosuppressive medications are used to control overall disease activity in SSc. In a one-year study of 2,739 SSc patients in the U.S., 44.3% received corticosteroids, 4.8% received mycophenolate mofetil, 2.7% received cyclophosphamide, and 0.5% received cyclosporine. In a report of 7,655 patients in the European Scleroderma Trials and Research Group database, the percentage of SSc patients receiving immunosuppressant treatments were: prednisone (43.5%) with median dose of 8 mg/day; cyclophosphamide (15.9%); methotrexate (13.7%); azathioprine (6.4%); mycophenolate mofetil (4.2%), d-penicillamine (2.1%), and rituximab (1%).

DM

Current medications for DM involve both treatments to reduce overall disease activity and specific treatments to control the muscle disease and the skin disease. The muscle component is treated by administering corticosteroids, typically with an immunosuppressive agent. The skin component of the disease is treated by avoiding sun exposure and by using sunscreens and photoprotective clothing, as well as with topical corticosteroids, antimalarial agents such as hydroxychloroquine and immunosuppressive medications such as methotrexate, azathioprine, mycophenolate mofetil, or intravenous immunoglobulin.

Systemic Lupus Erythematosus

Similar to DM, current medications for SLE involve treatments to reduce overall disease activity and specific treatments for a given organ involvement. Commonly used medications include NSAIDs, topical corticosteroids, antimalarial agents, prednisone, belimumab, and other immunosuppressive medications such as mycophenolate, methotrexate, azathioprine, and cyclophosphamide.

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

Other therapies routinely used by cystic fibrosis patients routinely include antibiotics, such as Cayston from Gilead and TOBI from Novartis, and mucolytics, such as Pulmozyme from Genentech. In addition, Vertex currently markets the only approved drugs that specifically target the defective CFTR protein, Kalydeco and Orkambi.

Competition

For autoimmune disorders such as SSc, DM and SLE, physicians treat patients with a number of drugs including potent immunosuppressants and cytotoxics to try to reduce the autoimmune response characteristic of the disease. These drugs have not proven to be very effective thus there remains a high unmet need for safe and effective drugs to treat these autoimmune disorders. Several companies, including Roche, Boehringer Ingelheim, Bayer, Inventiva, Bristol Myers and Sanofi, are actively working to develop new drugs for treating the inflammation and/or fibrosis in SSc. To the best of our knowledge, lenabasum offers a unique mode of action to treat SSc being one of the few oral drugs with the potential to resolve inflammation and halt fibrosis without immunosuppression.

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

A combination drug from Vertex, Orkambi™ (lumacaftor/ivacaftor) combination treatment targets a larger population of homozygote ΔF508 CFTR mutation patients. Orkambi was approved by the FDA on July 2, 2015. In clinical studies, the lung function of patients taking Orkambi improved by a range of 2.6 percentage points to 3 percentage points, compared with that of patients receiving placebo.

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

Research and Development

We incurred expenses of approximately $26,039,000, $15,437,000 and $5,889,000 for research and development activities for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for lenabasum.

Intellectual Property

We have filed patent applications directed to lenabasum, compositions and methods for treating disease using lenabasum. If granted, the resulting patents would expire on dates ranging from 2031 to 2034, subject to extension under certain circumstances. The patent application filings are directed to:

●	Compositions including an improved ultrapure version of lenabasum and uses of the compositions for the treatment of fibrotic conditions and inflammatory conditions;

●	The use of lenabasum in the treatment of fibrotic diseases; and

●	Lenabasum formulations and uses of the formulations for the treatment of disease.

On October 31, 2017, the Company announced that the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 9,801,849 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum, Corbus’ lead product in development for the treatment of inflammatory diseases. The patent provides to Corbus intellectual property exclusivity regarding use of lenabasum to treat inflammatory diseases in the United States to February 12, 2034.

On November 27, 2017, the Company announced that the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 9,820,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of fibrotic diseases, encompassing the Company’s lead indications: systemic sclerosis, DM, cystic fibrosis as well as others. The patent provides to Corbus intellectual property exclusivity in the United States regarding the use of lenabasum through February 12, 2034.

Lenabasum has been granted Orphan Drug Designation for both cystic fibrosis and systemic sclerosis in the U.S. and in the European Union. We plan to seek orphan drug status for lenabasum in DM and possibly other orphan inflammatory diseases from the U.S. Food and Drug Administration and in Europe. Orphan drug status provides seven years of market exclusivity in the U.S. and ten years in Europe beginning on the date of drug approval.

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for lenabasum and to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents and trademarks as well as through the confidentiality provisions in our contracts. With respect to lenabasum, we endeavor to obtain and maintain patent protection in the U.S. and internationally on all patentable aspects of the drug. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that any patents issued or licensed to us in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property Rights.”

In addition to patent protection, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, aspects of our proprietary technology platform are based on unpatented trade secrets and know-how related to the manufacturing of lenabasum. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We also plan to seek trademark protection in the U.S. and outside of the U.S. where available and when appropriate. We intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Manufacturing and Supply for Lenabasum

We have developed and validated a good manufacturing practice, or GMP, process to manufacture lenabasum active pharmaceutical ingredient (“API”) and drug product through our contract manufacturers. Our existing API contract manufacturer has produced multi-Kg scale bulk batches under GMP for our on-going clinical studies and is under agreement to produce sufficient API required prior to submitting an NDA filing with the FDA. We do not own or operate manufacturing facilities for the production of lenabasum. We expect to depend on third-party suppliers and manufacturing organizations for all of our clinical trial quantities of raw materials and drug substance. Lenabasum is a synthetic molecule and there are readily available supplies of all raw materials necessary for the manufacture of lenabasum.

Regulatory Matters

Government Regulation

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the US FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us

Any product development activities related to lenabasum or products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA, other federal, state and local agencies and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical.

Development of Drugs in the United States

Lenabasum or other products that we may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. A drug’s sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

The clinical stage of development can generally be divided into three sequential phases that may overlap, Phase 1, Phase 2 and Phase 3 clinical trials. In Phase 1, generally, small numbers of healthy volunteers are initially exposed to single escalating doses and then multiple escalating doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacologic action and general safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits, common short-term side effects and risks. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 studies usually include from several hundred to several thousand subjects and are closely controlled and monitored. In addition to these Phase 1-3 trials, other trials may be conducted to gather additional safety, pharmacokinetic and pharmacodynamic information., Pharmaceutical products with active ingredients equal or similar to those already approved by the FDA often have more streamlined development programs than compounds entirely new to the agency, often skipping Phase 1 and 2 trials.

A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, they may suspend or terminate the study at any time. Studies must be conducted in accordance with good clinical practice and reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards responsible for overseeing studies at particular sites and protecting human research study subjects. An independent institutional review board may also suspend or terminate a study once initiated. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that once begun, issues will not arise that could cause the trial to be suspended or terminated.

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. Sometimes, these studies are used to gain additional experience from the treatment of patients in the intended therapeutic condition. In certain instances, the FDA may mandate the performance of Phase 4 studies. In other situations, post-approval studies aim to gain additional indications for a medication.

Special Protocol Assessment

The Federal Food, Drug, and Cosmetic Act directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment, or SPA. While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has latitude to change its assessment if certain exceptions apply. Exceptions include public health concerns emerging that were unrecognized at the time of the protocol assessment, identification of a substantial scientific issue essential to the safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

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

There is no assurance that the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered in our efforts to obtain FDA approvals. The FDA may require that certain contraindications, warnings or precautions be including in the product labeling, or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance programs to monitor the safety of approved products that have been commercialized. Further, the FDA may place conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $500,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. We have received orphan drug designation for lenabasum for cystic fibrosis and systemic sclerosis. There can be no assurance that we will receive orphan drug designation for lenabasum for DM, or additional orphan diseases.

Drug Development in Europe

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the United States, the marketing of medicinal products is subject to the granting of marketing authorizations by regulatory agencies. . Also, as in the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

Review and Approval in the European Union

Medicinal Products require a marketing authorization before they may be placed on the market in the European Economic Area (EEA), comprising the member states of the European Union as well as Iceland, Liechtenstein and Norway. There are various application procedures available, depending on the type of product involved. The centralized procedure gives rise to marketing authorizations that are valid throughout the EEA. Applicants file marketing authorization applications with the European Medicines Agency (EMA) where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (CHMP). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from specified biotechnology processes, (2) contain a new active substance (not yet approved on November 20, 2005) indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products). For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (not yet approved on November 20, 2005), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of public health.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EEA member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EEA member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorized in at least one other EEA member state, and in which the EEA member states are required to grant an authorization recognizing the existing authorization in the other EEA member state, unless they identify a serious risk to public health.

Marketing authorization applications must usually include the results of clinical trials. Clinical trials of medicinal products in the EEA must be conducted in accordance with EEA and national regulations and the International Conference on Harmonization guidelines on GCP. Prior to commencing a clinical trial in a particular EEA member state, the sponsor must obtain a clinical trial authorization from the competent authority and a positive opinion from an independent ethics committee.

In the EEA, companies developing a new medicinal product must agree a Paediatric Investigation Plan (PIP) with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, e.g., because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

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

● the Federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

● the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

● applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.

●The Lanham Act and federal antitrust laws.

●state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, traceability, and storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products

The handling of any controlled substances must comply with the U.S. Controlled Substances Act and the Controlled Substances Import and Export Act. In the United States, our product candidate, lenabasum, is currently classified as Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, that establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities with lenabasum. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. We have been working with our manufacturers, distributors, exporters and clinical sites to obtain the necessary licenses to work with lenabasum. The parties responsible for the manufacturing, distribution and export of lenabasum have already applied for and have been granted DEA licenses and a number of institutions responsible for conducting our current clinical studies have also been granted DEA licenses

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of lenabasum or in the completion of our current clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Third-Party Payer Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our drug candidates that ultimately may obtain regulatory approval. In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through contractors and plans that develop certain coverage policies and process claims for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific laws and regulations that govern its individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payers.

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, the two-year spending law signed by the President of United States on February 9, 2018 (the “2018 Spending Law”) includes a provision raising the manufacturer discount to 70% in 2019 in the Medicare Part D coverage gap, also known as the “donut hole.” Under prior law, manufacturers were required to provide a 50% discount on prescription drugs purchased in the donut hole. Manufacturers of branded drugs will face much higher liabilities from donut hole payments beginning in 2019, estimated at multiple billions of dollars for some of the largest companies.

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

Employees

We had 47 full time employees at December 31, 2017. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) January 1, 2020, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Corporate Information

Corbus Pharmaceuticals, Inc. (formerly known as JB Therapeutics Inc.), was incorporated on April 24, 2009 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics, Inc. completed a merger with Corbus Pharmaceuticals Holdings, Inc. and changed its name to Corbus Pharmaceuticals, Inc. Upon the consummation of the merger, Corbus Pharmaceuticals, Inc. became a wholly owned subsidiary of Corbus Pharmaceuticals Holdings, Inc. which continues to operate the business of Corbus Pharmaceuticals, Inc. Our principal executive offices are located at 500 River Ridge Drive, Norwood, Massachusetts 02062, and our telephone number is (619) 963-0100. Our website address is www.corbuspharma.com.

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

We are a clinical stage pharmaceutical company with a limited operating history. We have to complete clinical studies and receive regulatory approval of a New Drug Application, or NDA, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

● successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;

● successfully manufacture our clinical product and establish commercial drug supply;

● obtain Drug Enforcement Administration, or DEA, licenses necessary for the manufacturing of lenabasum and for evaluating lenabasum in our clinical trials;

● successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of lenabasum;

● secure market exclusivity and/or adequate intellectual property protection for lenabasum;

● attract and retain an experienced management and advisory team;

● secure acceptance of lenabasum in the medical community and with third party payors and consumers;

● launch commercial sales of lenabasum, whether alone or in collaboration with others; and

● raise sufficient funds in the capital markets to effectuate our business plan.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if we achieve profitability, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize lenabasum. We have been engaged in developing lenabasum since 2009. To date, we have not generated any revenue from lenabasum and we expect to incur significant expense to complete our clinical program for lenabasum in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of lenabasum in any indication in the United States or internationally. Even if we are able to commercialize lenabasum or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability.

Our net losses for the years ended December 31, 2017, 2016 and 2015 were approximately $32,422,000, $19,999,000 and $8,851,000, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $65,698,000.

If we were to obtain FDA approval for lenabasum, we would expect that our research and development expenses will continue to increase as we advance clinical trials for indications for the treatment of cystic fibrosis, systemic sclerosis, DM and systemic lupus erythematosus, or SLE. We may elect to pursue FDA approval for lenabasum in other indications, which will result in significant additional research and development expenses. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses will increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our cash or cash equivalents will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to the clinical trials for lenabasum. As of December 31, 2017, our consolidated cash and cash equivalents balance was approximately $62.5 million. On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which Cantor Fitzgerald is serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we have sold 1,500,000 shares for net proceeds of $11.3 million to date. On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which we received $6.25 million to date. The remainder of the Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

We expect our cash and cash equivalents of approximately $62.5 million at December 31, 2017 together with the $11.3 million of net proceeds received to date from the January 2018 Sales Agreement and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received $6.25 million to date, to be sufficient to meet our operating and capital requirements through the end of the fourth quarter of 2019, based on current planned expenditures.

Other than the January 2018 Sales Agreement and the Investment Agreement, we do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, including pursuant to the January 2018 Sales Agreement due to limiting terms contained therein and sales thereunder being subject to market conditions and pursuant to the Investment Agreement due to the dependency of our receiving future payments thereunder on our achieving certain milestones described therein. If we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.

Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we may choose to pursue, as an alternative, strategic collaborations that could require us to share commercial rights to lenabasum with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for lenabasum or otherwise expand more rapidly than we presently anticipate we may also need to raise additional capital sooner than expected.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of lenabasum. If we are unable to generate revenues from lenabasum, our ability to create stockholder value will be limited.

Our only product candidate currently is lenabasum, for which we have completed Phase 1 safety studies and are evaluating in subsequent clinical studies. We do not generate revenues from any FDA approved drug products and have no other product candidates in development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of lenabasum, which may never occur.

If we are not able to obtain any required regulatory approvals for lenabasum, we will not be able to commercialize our only product candidate and our ability to generate revenue will be limited.

Our clinical trials may be unsuccessful, which would materially harm our business. Even if our ongoing clinical trials are successful, we will be required to conduct additional clinical trials to establish lenabasum’s safety and efficacy, before a New Drug Application, or NDA, can be filed with the FDA for marketing approval of lenabasum.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize lenabasum. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market lenabasum as a prescription pharmaceutical product in the United States until we receive approval of an NDA from the FDA or comparable regulatory agencies for sales in foreign markets until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have never submitted an NDA to the FDA or comparable applications to other regulatory authorities. If our development efforts for lenabasum, including regulatory approval, are not successful for its planned indications, or if adequate demand for lenabasum is not generated, our business will be harmed.

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

● the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials;

● we may not be able to provide acceptable evidence of lenabasum’s safety and efficacy;

● the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;

● the dosing of lenabasum in a particular clinical trial may not be at an optimal level;

● patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to lenabasum;

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

Failure to obtain regulatory approval for lenabasum for the foregoing or any other reasons will prevent us from commercializing this product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidates. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Lenabasum may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for lenabasum in any indication will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA will view the results as we do or that any future trials of lenabasum will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for lenabasum may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for lenabasum. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics, including demographic factors and health status.

Lenabasum is our only product candidate in development. If we fail to successfully commercialize lenabasum, we may need to acquire additional product candidates and our business will be adversely affected.

We have never commercialized any product candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond lenabasum. We cannot be certain that lenabasum will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize lenabasum as a treatment for cystic fibrosis, systemic sclerosis, DM, SLE or any other indication, whether as a stand-alone therapy or in combination with other treatments, our business would be adversely affected.

Even if we receive regulatory approval for lenabasum, we still may not be able to successfully commercialize this product, and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of lenabasum will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of lenabasum will depend on a number of factors, including:

● demonstration of clinical safety and efficacy;

● relative convenience, pill burden and ease of administration;

● the prevalence and severity of any adverse effects;

● the willingness of physicians to prescribe lenabasum and of the target patient population to try new therapies;

● safety, tolerability and efficacy of lenabasum compared to competing products;

● the introduction of any new products that may in the future become available to treat indications for which lenabasum may be approved;

● new procedures or methods of treatment that may reduce the incidences of any of the indications in which lenabasum may show utility

● pricing and cost-effectiveness;

● the inclusion or omission of lenabasum in applicable treatment guidelines;

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

If lenabasum is approved, but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of lenabasum may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize lenabasum successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render lenabasum not commercially viable. For example, regulatory authorities may approve lenabasum for fewer or more limited indications than we request, may not approve the price we intend to charge for lenabasum, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve lenabasum with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals, such as risk management plans and a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of lenabasum. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of lenabasum.

Even if we obtain marketing approval for lenabasum, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, lenabasum could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with lenabasum.

Even if we obtain United States regulatory approval of lenabasum for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Lenabasum will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval, continued compliance with the CSA and ongoing review by the DEA. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

In addition, if lenabasum is approved for an indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for lenabasum, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or if we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

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

● suspension of, or imposition of restrictions on, operations, including costly new manufacturing requirements; or

● product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize lenabasum and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

We currently have no sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize lenabasum.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing lenabasum, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize lenabasum without strategic partners or licensees include:

● our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

● the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe lenabasum;

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make lenabasum obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to lenabasum. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize lenabasum and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for lenabasum, restrict or regulate post-approval activities and affect our ability to profitably sell lenabasum. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of lenabasum, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, under the Medicare Modernization Act, or MMA, Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs through prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

Both Congress and the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” Under the 2018 Spending Law, the discount will increase to 70% in 2019. There have been legislative proposals to repeal the ‘non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for lenabasum and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

The 2010 Affordable Care Act is intended to broaden access to health insurance and reduce or constrain the growth of healthcare spending. Further, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also increased the amount of the rebates drug manufacturers must pay to state Medicaid programs, required that Medicaid rebates be paid on managed Medicaid utilization, and increased the additional rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products. The law also contains substantial provisions affecting fraud and abuse compliance and transparency, which may require us to modify our business practices with healthcare practitioners, and incur substantial costs to ensure compliance.

The President and the majority party in both Houses of the U.S. Congress have indicated their desire to repeal the Affordable Care Act. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. In addition to the potential repeal of the Affordable Care Act, there are indications that the Medicaid program may be restructured, which could lead to revisions in Medicaid coverage for prescription drugs. While we are unable to predict what legislation, if any, may potentially be enacted, to the extent that future changes affect how our product candidates could be paid for and/or reimbursed by the government and private payers, our business could be adversely affected.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 included, among other things, provisions that have led to 2% across-the-board reductions in Medicare payment amounts. Several states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize lenabasum in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize lenabasum in foreign markets, we would be subject to additional risks and uncertainties, including:

● our customers’ ability to obtain reimbursement for lenabasum in foreign markets;

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

Foreign sales of lenabasum could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market lenabasum in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

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

We are, and will be, completely dependent on third parties to manufacture lenabasum, and our commercialization of lenabasum could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of lenabasum or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, or the finished lenabasum drug product in tablet form, for use in our clinical trials or for commercial product, if any. As a result, we will be obligated to rely on contract manufacturers if and when lenabasum is approved for commercialization.

The facilities used by our contract manufacturers to manufacture lenabasum must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to lenabasum. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of lenabasum or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market lenabasum, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market lenabasum, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market lenabasum.

If for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our active pharmaceutical ingredient, or API, or our finished lenabasum product or should cease doing business with us, we could experience significant interruptions in the supply of lenabasum or may not be able to create a supply of lenabasum at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of lenabasum might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply lenabasum at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of lenabasum if we decided to transfer the manufacture of lenabasum to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of lenabasum, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our manufacturing and supply partners will be able to manufacture lenabasum at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of lenabasum are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Our product candidate, lenabasum, is currently classified as a Schedule I controlled substance subject to U.S. controlled substance laws and regulations, including regulations of the Drug Enforcement Agency and the U.S. Food and Drug Administration. Failure to obtain the necessary licenses and registrations and failure to comply with these laws could result in the delay in the manufacturing and distribution of lenabasum and could delay the completion of clinical studies. Such delays and the cost of compliance with these laws and regulations, could adversely affect our business operations and our financial condition.

In the United States, our product candidate, lenabasum, is currently classified as a Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing of the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities with lenabasum. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. We have been working with our manufacturers, distributors, exporters and clinical sites to obtain the necessary licenses to work with lenabasum. The parties responsible for the manufacturing, distribution and export of lenabasum have already applied for and have been granted DEA licenses and a number of institutions responsible for conducting our current clinical studies have also been granted DEA licenses. However, the failure to maintain the necessary registrations, and the delay or failure of additional clinical sites to obtain DEA registrations, could delay the manufacturing, distribution and export of lenabasum and could delay the completion of the clinical studies. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, could result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. In addition, if the FDA, DEA, or any foreign regulatory authority determines that lenabasum may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of lenabasum.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing and distribution of lenabasum or in the completion of our clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

The manufacturing and distribution of lenabasum is subject to the DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our contract manufacturers for the controlled substances in lenabasum may not be sufficient to complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

Delays in shipping lenabasum could have a material adverse effect on our business, results of operations and financial condition.

The import and export of lenabasum requires import and export licenses. However, because lenabasum is currently a Schedule I controlled substance in the United States, in addition to the FDA and U.S. Customs and Border Protection, its import and export is also regulated by the DEA. We may not be granted, or if granted, maintain, such licenses for import or export from the authorities these regulatory agencies. Even if we obtain the relevant licenses, shipments of lenabasum may be held up in transit by any of these authorities, which could cause significant delays and may lead to product batches which no longer meet specifications for use in clinical trials or commercial distribution. Such events could result in delayed development timelines, increased expenses and partial or total loss of revenue from lenabasum.

We expect that we will rely on third parties to assist us in conducting clinical trials for lenabasum. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize lenabasum and our business would be substantially harmed.

We expect to enter into agreements with third-party CROs to assist us in conducting and managing our clinical programs, including contracting with clinical sites to perform our clinical studies. We plan to rely on these parties for execution of clinical studies for lenabasum and we will control only certain aspects of conducting the clinical studies. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for lenabasum in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, or if they breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of lenabasum for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or lenabasum. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize lenabasum. As a result, our financial results and the commercial prospects for lenabasum would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any termination or suspension of or delays in the commencement or completion of any necessary studies of lenabasum for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

● The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

● the FDA failing to grant permission to proceed and placing the clinical study on hold;

● subjects failing to enroll or remain in our trials at the rate we expect;

● a facility manufacturing lenabasum being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product in the manufacturing process;

● any changes to our manufacturing process that may be necessary or desired;

● subjects choosing an alternative treatment for the indications for which we are developing lenabasum, or participating in competing clinical studies;

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

Product development costs for lenabasum will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of lenabasum, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of lenabasum. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of lenabasum could be significantly reduced.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We have been granted orphan drug designation in the United States and in the European Union for lenabasum for the treatment of cystic fibrosis and systemic sclerosis. We also intend to seek orphan drug status for lenabasum for the treatment of DM. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for lenabasum for DM or any other indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of the seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for lenabasum for the treatment of DM, or other inflammatory disease indications, if we elect to seek such applications.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We have received fast track designation for lenabasum for the treatment of cystic fibrosis and systemic sclerosis in the United States and European Union and may seek fast track designation or priority review of applications for approval of our product candidate for future indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Any breakthrough therapy designation granted by the FDA for our product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

We have applied for, and may in the future apply for, a breakthrough therapy designation of our product candidate for future indications. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval if the relevant criteria are met.

Designation of a product candidate as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe our product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market lenabasum will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which lenabasum is expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell lenabasum profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

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

Our commercial success will depend, in part, on maintaining and obtaining additional patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable in our pending applications or, the enforceability of our existing and future patents. Our pending patent applications for lenabasum and its uses may never be approved by United States or foreign patent offices and the existing patents and patent applications relating to lenabasum and related technologies may be challenged, invalidated or circumvented by third parties and may not protect us against competitors with similar products or technologies.

The degree of our current and future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to lenabasum, or important to our business. We cannot be certain that any patents or patent application owned by a third party will not have priority over patents and patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

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

If we fail to maintain or obtain additional patent protection or trade secret protection for lenabasum or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

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

Lenabasum may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of lenabasum or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize lenabasum, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent lenabasum from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to lenabasum or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market lenabasum or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign lenabasum or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing lenabasum or a future product candidate, which could harm our business, financial condition and operating results.

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

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not aware of any asserted third-party claims challenging inventorship on our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we are more closely analyzing all facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of our intellectual property is made more difficult by the fact that certain of our intellectual property was developed by other companies for other indications before being acquired by us. Consequently, we cannot be sure that we have all of the documentary records relevant to such an analysis.

If claims challenging inventorship are made against us, we may need to resort to litigation to resolve those claims. If we fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of valuable intellectual property rights or the right to assert those rights against third-parties marketing competing products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

General Company-Related Risks

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2017, we had 47 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize lenabasum and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Mark Tepper, our President and Chief Scientific Officer, Barbara White, our Chief Medical Officer and Sean Moran, our Chief Financial Officer would adversely impact our business prospects.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in the price of our common stock that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop lenabasum. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. In connection with the merger in April 2014 with Corbus Pharmaceuticals, Inc., our wholly-owned subsidiary, we entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Yuval Cohen, Ph.D., our Chief Executive Officer, Mark Tepper, Ph.D., our President and Chief Scientific Officer, Barbara White, M.D., our Chief Medical Officer and Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of lenabasum.

We face a potential risk of product liability as a result of the clinical testing of lenabasum and will face an even greater risk if we commercialize lenabasum or any other future product. For example, we may be sued if any product we develop, including lenabasum, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of lenabasum. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for lenabasum or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize lenabasum; and

●	a decline in the value of our stock.

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

Our officers, directors, and five percent stockholders collectively owned approximately 19.6% of our outstanding shares of common stock as of December 31, 2017. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An active, liquid trading market for our common stock may not be sustained.

Presently, our common stock is traded on the Nasdaq Global Market, or Nasdaq, and as we are in our early stages, an investment in our company may require a long-term commitment, with no certainty of return. If we are unable to maintain an active, liquid active trading market:

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

Although our common stock is currently listed on the Nasdaq Global Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

● developments or disputes concerning a company’s intellectual property rights;

● technological innovations of such companies or their competitors;

● changes in market valuations of similar companies;

● announcements by such companies or their competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

● failure to complete significant transactions or collaborate with vendors in manufacturing a product.

The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of December 31, 2017, we had outstanding options to purchase an aggregate of 7,844,966 shares of our common stock at a weighted average exercise price of $3.75 per share and warrants to purchase an aggregate of 1,288,500 shares of our common stock at a weighted average exercise price of $1.00 per share.

On January 26, 2018, pursuant to the terms of the Investment Agreement, we issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of our common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and was immediately exercisable for 500,000 shares of our common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to us pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of our common stock. The CFF Warrant expires on January 26, 2025. Any shares of our common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) January 1, 2020, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

We incur significantly increased costs and devote substantial management time as a result of operating as a public company, , and we expect these costs to increase particularly after we are no longer an “emerging growth company.”

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As of December 31, 2017, we had 47 full-time employees, which results in a lack of segregation of duties, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

We may be unable to complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years ending after 2017 and elimination of net operating loss carrybacks for net operating losses generated in tax years ending after 2017; one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

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

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062. On August 21, 2017, we entered into a lease agreement (“the August 2017 Lease Agreement”) with the same landlord, pursuant to which we agreed to lease 32,733 square feet of office space. The initial term of the August 2017 Lease Agreement is for a period of seven years and commenced in February 2018. The base rent pursuant to the August 2017 Lease Agreement ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. We believe our facilities are adequate for our foreseeable needs.

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

The following table contains information about the range of high and low sale prices for our common stock for each quarter during the last two years. The source of these high and low sales prices was the Nasdaq Global Market and the Nasdaq Capital Market.

Fiscal Year Ended December 31, 2017	High Sales Price	Low Sales Price
First Quarter,	$10.50	$6.15
Second Quarter	$8.45	$5.30
Third Quarter	$7.90	$5.60
Fourth Quarter	$8.75	$6.40

Fiscal Year Ended December 31, 2016	High Sales Price	Low Sales Price
First Quarter	$1.95	$1.01
Second Quarter	$3.85	$1.78
Third Quarter	$7.88	$2.68
Fourth Quarter	$10.78	$4.65

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

Record Holders

As of March 6, 2018, there are approximately 91 record holders of shares of common stock.

Shareholder Return Performance Graph.

The graph below compares the cumulative total return of holders of our common stock with the cumulative total returns of the Russell 2000 (the “RUT Index”), and the S&P Biotechnology Select Industry Index (the “S&P Index”).

The graph tracks the performance of a $100 investment in our common stock, in the RUT Index, and the S&P Index (with the reinvestment of all dividends) from November 25, 2014, the date which we first registered under the Securities Exchange Act, to December 31, 2017.

Item 6.	SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Revenue from awards	$2,440,195	$1,911,424	648,382	—	—
Operating expenses:
Research and development	26,038,965	15,436,735	5,888,659	1,255,535	210,670
General and administrative	8,964,046	6,459,747	3,613,416	1,391,638	346,606
Total operating expenses	35,003,011	21,896,482	9,502,075	2,647,173	557,276
Operating loss	(32,562,816)	(19,985,058)	(8,853,693)	(2,647,173)	(557,276)
Other income (expense):
Interest income (expense), net	183,112	477	977	(21,906)	(44,360)
Foreign currency exchange gain (loss)	(41,908)	(14,094)	1,977	4,570	(2,692)
Change in fair value of warrant liability	—	—	—	(28,448)	1,978
Forgiveness of interest on note payable	—	—	—	7,466	—
Gain on settlement of debt	—	—	—	145,006	—
Other income (expense), net	141,204	(13,617)	2,954	106,688	(45,074)
Net loss	$(32,421,612)	$(19,998,675)	(8,850,739)	(2,540,485)	(602,350)
Net loss per share, basic and diluted	$(0.65)	$(0.49)	(0.28)	(0.13)	(0.09)
Weighted average number of common shares outstanding, basic and diluted	50,176,953	41,137,518	31,350,145	20,159,861	6,964,788

Consolidated Balance Sheet Data	At December 31,
	2017	2016	2015	2014	2013

Working capital (deficit)	$57,300,055	$8,504,340	9,084,757	5,794,961	(343,346)
Total Assets	66,978,161	17,888,182	12,875,303	6,600,773	305,520
Total Long-Term Liabilities	989,925	70,356	260,260	—	331,243
Total Stockholders’ Equity (Deficit)	57,783,561	8,919,235	8,985,010	5,862,733	(1,783,198)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Phase 3, clinical stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product, lenabasum, is a novel synthetic, oral, endocannabinoid-mimetic drug designed to resolve chronic inflammation and halt fibrotic processes without causing immunosuppression. We are currently developing lenabasum to treat four life-threatening diseases: systemic sclerosis (SSc), cystic fibrosis (CF), dermatomyositis (DM) and systemic lupus erythematosus (SLE).

Lenabasum is a synthetic, rationally-designed, oral small-molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2 found on activated immune cells, fibroblasts and other cell types including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. By its binding to CB2, lenabasum drives innate immune responses from the activation phase into the resolution phase. CB2 plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans with genetic polymorphism in the CB2 gene, as these exhibit excessive inflammation and fibrosis in response to activators of the innate immune system.

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that is expected to enroll 354 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”) grant. In DM, the Company plans to consult with the FDA on the protocol design for the next clinical study, which the Company expects to commence before the end of 2018. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications.

The U.S. Food and Drug Administration, or the FDA, granted lenabasum Orphan Designation as well as Fast Track Status for both SSc and CF. The European Medicines Authority, or the EMA, granted lenabasum Orphan Designation for both SSc and CF.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Three of the four clinical programs for lenabasum have been supported, by non-dilutive awards and grants. The National Institutes of Health, or NIH, is funding the majority of the clinical development costs for the DM and SLE Phase 2 clinical trials, and the Phase 2 clinical trial in cystic fibrosis has been supported by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at December 31, 2017, we had an accumulated deficit of approximately $65.7 million. Our net losses for the years ended December 31, 2017, 2016 and 2015 were approximately $32,422,000, $19,999,000 and $8,851,000, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2018 and in the future in connection with our ongoing activities, as we:

●	conduct clinical trials for lenabasum in scleroderma, cystic fibrosis, DM, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

●	seek regulatory approval for our product candidates;

●	add personnel to support development of our product candidates; and

●	operate as a public company.

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $2,440,195, $1,911,424 and $648,382 of revenue from awards in the years ended December 31, 2017, 2016 and December 31, 2015, respectively, related to an award agreement (the “2015 CFFT Award Agreement) we entered into in fiscal 2015 with the CFFT, pursuant to which we received a development award (the “2015 CFFT Award”) for up to $5 million in funding. We received a total of $5 million in payments under the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Upon the execution of the 2015 CFFT Award Agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, we received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient. In November 2017, we received the fifth and final payment from the CFFT in the amount of $500,000 for achieving a milestone in September 2017 related to completing the final integrated statistical report related to the Phase 2 CF clinical trial.

Pursuant to the terms of the Award agreement, we are obligated to make royalty payments to CFFT contingent upon commercialization of lenabasum in the Field of Use (as defined in the CFFT Award Agreement) as follows: (i) a royalty payment equal to five times the amount we receive under the CFFT Award Agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of lenabasum, the first of which is due within 90 days following the first commercial sale of lenabasum, (ii) a royalty payment to CFFT equal to the amount we receive under the CFFT Award Agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of lenabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if we transfer, sell or license lenabasum in the Field of Use other than for certain clinical or development purposes, or if we enter into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the CFFT Award Agreement as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or we may terminate the CFFT Award Agreement for cause, which includes our material failure to achieve certain commercialization and development milestones. Our payment obligations, if any, would survive the termination of the CFFT Award Agreement.

On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million to date. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We will assess this agreement for accounting under ASC 606 in the first quarter of 2018, including if this agreement falls under the scope of such standard. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

Pursuant to the terms of the Investment Agreement, we are obligated to make certain royalty payments to CFF, including a royalty payment of one and one-half times the amount of the 2018 CFF Award, payable in cash within sixty days upon the first receipt of approval of lenabasum in the United States and a second royalty payment of one and one-half times the amount of the 2018 CFF Award upon approval in another major market, as set forth in the Investment Agreement (the “Approval Royalty”). At our election, we may satisfy the first of the two Approval Royalties in registered shares of our common stock.

Additionally, we are obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field, as defined in the Investment Agreement, (ii) royalty payments to CFF of one percent of net sales of Non-Field Products, as defined in the Investment Agreement due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount that we and our stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Either CFF or we may terminate the Investment Agreement for cause, which includes our material failure to achieve certain commercialization and development milestones. Our payment obligations survive the termination of the Investment Agreement.

Research and Development

Research and development expenses are incurred for the development of lenabasum and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing lenabasum for clinical trials and conducting clinical trials. These costs are expected to increase significantly in the future as lenabasum is continued to be evaluated in additional later stage clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2018 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and foreign currency exchange transaction losses and gains.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and accrued research and development expense. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with nonclinical studies;

●	fees paid to contract manufacturers in connection with the production of lenabasum for clinical trials ;

●	fees paid to CRO and research institutions in connection with conducting of clinical studies; and

●	professional service fees for consulting and related services.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, we also included the volatility of our own common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term and stock options granted to non-employee consultants are revalued at the end of each reporting period until vested and changes in their fair value are recorded as adjustments to expense over the related vesting period. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Risk free interest rate	2.17%	1.70%	1.85%
Expected dividend yield	0%	0%	0%
Expected term in years	7.00	6.66	6.73
Expected volatility	86.36%	90.39%	90.68%
Estimated forfeiture rate	5.00%	5.00%	4.83%

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

Results of Operations

Comparison of Year Ended 2017 to 2016

Revenue from Awards. We have recognized approximately $2,440,000 and $1,911,000 of revenue from awards in the years ended December 31, 2017 and December 31, 2016, respectively, related to the funding from the 2015 CFFT Award. We have received a total of $5 million in payments since the inception of the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Upon the execution of the 2015 CFFT Award Agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, we received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient. In November 2017, we received the fifth and final payment from the CFFT in the amount of $500,000 for achieving a milestone in September 2017 related to completing the final integrated statistical report related to the Phase 2 CF clinical trial.

Research and Development. Research and Development expenses for the year ended December 31, 2017 totaled approximately $26,039,000, an increase of $10,602,000 over the $15,437,000 recorded for the year ended December 31, 2016. The increase in fiscal 2017 as compared to fiscal 2016 was primarily attributable to increases of approximately $6,577,000 in clinical trial costs, $2,646,000 in compensation costs, and $1,379,000 in stock-based compensation expense.

General and Administrative. General and Administrative expense for the year ended December 31, 2017 totaled approximately $8,964,000, an increase of $2,504,000 over the $6,460,000 recorded for year ended December 31, 2016. The increase in fiscal 2017 as compared to fiscal 2016 was primarily attributable to increases of approximately $1,152,000 in stock-based compensation expense, $429,000 in compensation costs, $289,000 in investor relations and public company costs, $260,000 in recruiting costs, $150,000 in insurance costs, and $113,000 in consulting expenses.

Other Income (Expense), Net. Other income, net for fiscal 2017 was approximately $141,000 as compared to other expense, net of approximately $14,000 recorded for fiscal 2016 and was primarily attributable to an increase in net interest income of approximately $183,000 due to increased cash balances in 2017 as compared to 2016, offset partially by increases in foreign currency exchange transaction losses of approximately $28,000.

Comparison of Year Ended 2016 to 2015

Revenue from Awards. We have recognized approximately $1,911,000 and $648,000 of revenue related to the 2015 CFFT Award in the years ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, we had billed and received a total of $4.5 million in payments since the inception of the 2015 CFFT Award as outlined below The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award.

Upon the execution of the 2015 CFFT Award Agreement, we received a payment of $1,250,000 in May 2015. In November 2015, we received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, we received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, we received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient. In November 2017, we received the fifth and final payment from the CFFT in the amount of $500,000 for achieving a milestone in September 2017 related to completing the final integrated statistical report related to the Phase 2 CF clinical trial.

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

Other Income (Expense), Net. Other expense, net for fiscal 2016 was approximately $14,000 as compared to other income, net of approximately $3,000 recorded for fiscal 2015 and was primarily attributable to an increase in foreign currency exchange transaction losses recorded during fiscal 2016.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At December 31, 2017, our accumulated deficit since inception was approximately $65,698,000.

At December 31, 2017, we had total current assets of approximately $65,505,000 and current liabilities of approximately $8,205,000 resulting in working capital of approximately $57,300,000. Net cash used in operating activities for the year ended December 31, 2017 was approximately $27,797,000, which includes a net loss of approximately $32,422,000, adjusted for non-cash expenses of approximately $6,855,000 principally related to stock-based compensation expense of $5,694,000 and deferred rent of $914,000, and for approximately $2,230,000 of cash used by net working capital items.

Cash used in investing activities for the year ended December 31, 2017 totaled approximately $707,000, which was principally related to construction costs in the fourth quarter of 2017 to build out our office space that we began occupying in February 2018.

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $76,008,000. On February 28, 2017, we entered into a securities purchase agreement providing for the issuance and sale of 3,887,815 shares of our common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with net proceeds to us totaling $27,177,102. In November 2016, we entered into a Controlled Equity OfferingSM Sales Agreement (“2016 Sales Agreement”) with Cantor Fitzgerald pursuant to which Cantor Fitzgerald served as our sales agent to sell up to $35 million of shares of our common stock through an “at the market offering.” During the year ended December 31, 2017, we received net proceeds of approximately $13,404,000 from sales of our common stock pursuant to the 2016 Sales Agreement, net of 3% commission paid to Cantor Fitzgerald. All sales of common stock under the 2016 Sales Agreement occurred in the first quarter of 2017, and we did not sell any shares of our common stock under the 2016 Sales Agreement during the remainder of 2017. The 2016 Sales Agreement was terminated in connection with the October 2017 Offering discussed below.

On October 26, 2017, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 5,347,500 shares of our common stock to institutional investors at a purchase price of $7.00 per share with net proceeds to us totaling approximately $35,181,000 (“October 2017 Offering”).

During the year ended December 31, 2017, we also received proceeds of approximately $189,490 from the issuance of 272,734 shares of our common stock upon the exercise of stock options to purchase common stock. Cash provided by financing activities for the year ended December 31, 2017 included proceeds from issuances of notes payable of $415,265, partially offset by principal payments on notes payable of $354,161 in connection with our loan agreements with financing companies. The terms of the loan that we entered into in November 2017 stipulate equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrues on this loan at an annual rate of 2.35%.

On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald pursuant to which Cantor Fitzgerald is serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we have sold 1,500,000 shares for net proceeds of $11.3 million to date.

We expect our cash and cash equivalents of approximately $62.5 million at December 31, 2017 together with the $11.3 million of net proceeds received from the January 2018 Sales Agreement and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received $6.25 million to date, to be sufficient to meet our operating and capital requirements through the end of the fourth quarter of 2019, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for lenabasum. We may seek to sell common stock, including sales under our January 2018 Sales Agreement, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2017. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2018	Fiscal 2019-2020	Fiscal 2021-2022	After Fiscal 2022
Operating lease obligations (1)	$5,474,623	$445,333	$1,408,201	$1,685,750	$1,935,339
Capital lease obligations (2)	4,922	4,543	379	—	—
Total	$5,479,545	$449,876	$1,408,580	$1,685,750	$1,935,339

(1)	On August 21, 2017, we entered into a lease agreement (“the August 2017 Lease Agreement”) with the initial term of a period of seven years which commenced in February 2018. The base rent pursuant to the August 2017 Lease Agreement ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. The September 2016 Amendment was terminated upon the commencement date of the August 2017 Lease Agreement. Additionally, the August 2017 Lease Agreement required us to provide a standby irrevocable letter of credit of $400,000, which may be reduced, if we are not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, We entered into an unsecured letter of credit with a commercial bank for $400,000 in connection with the August 2017 Lease Agreement.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2017, other than our leases in the table above, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

4.8	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation*

10.1	Placement Agency Agreement, dated March 27, 2014, between the Company and Aegis Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.2	Consulting Agreement, dated March 21, 2014, between the Company and Orchestra Medical Ventures (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

Exhibit No.	Description

10.3	Form of Subscription Agreement for the Company’s 2014 Private Placement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.4	Form of Voting Agreement, dated April 11, 2014, by and among the Company and the stockholders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.5	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.7	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.9	Employment Agreement, dated April 11, 2014, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.10	Employment Agreement, dated April 11, 2014, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.11	Amended and Restated Employment Agreement, dated June 19, 2014, between the Company and Sean Moran (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.12	Agreement and Plan of Merger, dated March 27, 2014, by and among the Company, Corbus Pharmaceuticals Acquisition, Inc. and JB Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.13	Subscription Agreement, dated April 2009, between Sumner Burstein and JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.14	Letter Agreement, dated April 29, 2009, between JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) and Sumner Burstein (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

10.16	Letter Agreement, dated August 18, 2014, between the Company and Barbara White (incorporated herein by reference to Exhibit 10.15 of the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on March 31, 2015). †

10.17	Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).#

10.18	Amendment No.1 to Employment Agreement, dated April 11, 2016, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.19	Amendment No.1 to Employment Agreement, dated April 11, 2016, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.20	Amendment No.1 to Amended and Restated Employment Agreement, dated April 11, 2016, between the Company and Sean Moran (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

Exhibit No.	Description

10.21	Employment Agreement, dated April 11, 2016, between the Company and Barbara White (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.22	Securities Purchase Agreement, dated June 10, 2016, between Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2016).

10.23	Consulting Agreement, dated September 20, 2016, between Company and Orchestra Medical Ventures, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.24	Lease, dated May 30, 2014, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.25	First Amendment to Lease, dated August 27, 2015, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.26	Second Amendment to Lease, dated March 30, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.27	Third Amendment to Lease, dated September 13, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.28	Controlled Equity OfferingSM Sales Agreement, dated November 23, 2016, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2016.)

10.29	Securities Purchase Agreement, dated February 28, 2017, between Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

10.30	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.31	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.32	Controlled Equity OfferingSM Sales Agreement, dated January 5, 2018, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on January 5, 2018).

10.33	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company.#*

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

†	Indicates a management contract or compensation plan, contract or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 12, 2018	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018
Sean Moran

/s/ ALAN HOLMER	Director	March 12, 2018
Alan Holmer

/s/ DAVID HOCHMAN	Director	March 12, 2018
David Hochman

/s/ RENU GUPTA	Director	March 12, 2018
Renu Gupta

/s/ AVERY CATLIN	Director	March 12, 2018
Avery Catlin

/s/ PARIS PANAYIOTOPOULOS	Director	March 12, 2018
Paris Panayiotopoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2018

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$62,537,495	$14,992,257
Restricted cash	158,991	150,000
Grants receivable	—	1,000,000
Stock subscriptions receivable	—	330,413
Prepaid expenses and other current assets	2,808,244	930,261
Total current assets	65,504,730	17,402,931
Restricted cash	—	50,000
Property and equipment, net	1,432,655	435,251
Other assets	40,776	—
Total assets	$66,978,161	$17,888,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$332,861	$271,757
Accounts payable	3,130,295	3,419,921
Accrued expenses	4,741,519	3,256,455
Deferred revenue, current	—	1,940,195
Deferred rent, current	—	10,263
Total current liabilities	8,204,675	8,898,591
Deferred rent, noncurrent	989,550	65,724
Other liabilities	375	4,632
Total liabilities	9,194,600	8,968,947
Commitments and Contingencies
Stockholders’ equity
Preferred Stock $0.0001 par value:10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2017 and 2016, 55,603,427 and 44,681,745 shares issued and outstanding at December 31, 2017 and 2016, respectively	5,560	4,468
Additional paid-in capital	123,476,102	42,191,256
Accumulated deficit	(65,698,101)	(33,276,489)
Total stockholders’ equity	57,783,561	8,919,235
Total liabilities and stockholders’ equity	$66,978,161	$17,888,182

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

		For the Years Ended December 31,
	2017	2016	2015
Revenue from awards	$2,440,195	$1,911,424	$648,382
Operating expenses:
Research and development	26,038,965	15,436,735	5,888,659
General and administrative	8,964,046	6,459,747	3,613,416
Total operating expenses	35,003,011	21,896,482	9,502,075
Operating loss	(32,562,816)	(19,985,058)	(8,853,693)
Other income (expense):
Interest income, net	183,112	477	977
Foreign currency exchange gain (loss)	(41,908)	(14,094)	1,977
Other income (expense), net	141,204	(13,617)	2,954
Net loss	$(32,421,612)	$(19,998,675)	$(8,850,739)
Net loss per share, basic and diluted	$(0.65)	$(0.49)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	50,176,953	41,137,518	31,350,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	25,938,332	$2,594	$10,287,214	$(4,427,075)	$5,862,733
Stock-based compensation expense			1,153,302		1,153,302
Issuance of common stock upon exercise of warrants, net of issuance costs of $509,215	11,615,674	1,162	10,812,963		10,814,125
Issuance of common stock upon exercise of stock options	51,128	5	5,584		5,589
Net Loss				(8,850,739)	(8,850,739)

Balance at December 31, 2015	37,605,134	$3,761	$22,259,063	$(13,277,814)	$8,985,010
Stock-based compensation expense			3,163,534		3,163,534
Issuance of common stock, net of issuance costs of $260,179	6,148,695	615	16,300,309		16,300,924

Issuance of common stock upon exercise of warrants	601,030	60	1,190		1,250
Issuance of common stock upon exercise of stock options	326,886	32	467,160		467,192
Net Loss				(19,998,675)	(19,998,675)
Balance at December 31, 2016	44,681,745	$4,468	$42,191,256	$(33,276,489)	$8,919,235
Stock-based compensation expense			5,694,489		5,694,489
Issuance of common stock, net of issuance costs of $2,969,837	10,648,948	1,065	75,400,894		75,401,959

Issuance of common stock upon exercise of stock options	272,734	27	189,463		189,490
Net Loss				(32,421,612)	(32,421,612)
Balance at December 31, 2017	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(32,421,612)	(19,998,675)	$(8,850,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,694,489	3,163,534	1,153,302
Depreciation and amortization	255,652	87,664	43,943
(Gain) loss on foreign exchange	(8,490)	14,094	(1,977)
Deferred rent	913,563	75,987	—
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	1,000,000	(1,000,000)	—
Increase in prepaid expenses and other current assets	(1,877,983)	(553,745)	(105,959)
Increase in other assets	(40,776)	—	—
(Decrease) increase in accounts payable	(885,797)	1,890,876	972,194
Increase in accrued expenses	1,514,521	2,660,461	312,788
(Decrease) increase in deferred revenue	(1,940,195)	88,577	1,851,618
Net cash used in operating activities	(27,796,628)	(13,571,227)	(4,624,830)
Cash flows from investing activities:
Purchases of property and equipment	(707,429)	(353,032)	(114,037)
Net cash used in investing activities	(707,429)	(353,032)	(114,037)
Cash flows from financing activities:
Proceeds from issuance of notes payable	415,265	348,750	207,750
Principal payments on notes payable	(354,161)	(239,012)	(190,120)
Proceeds from issuance of common stock	78,891,699	16,699,133	11,328,929
Issuance costs paid for common stock financings	(2,940,685)	(63,830)	(509,215)
Principal payments under capital lease obligations	(3,832)	(3,175)	—
Net cash provided by financing activities	76,008,286	16,741,866	10,837,344
Net increase in cash, cash equivalents, and restricted cash	47,504,229	2,817,607	6,098,477
Cash, cash equivalents, and restricted cash at beginning of the year	15,192,257	12,374,650	6,276,173
Cash, cash equivalents, and restricted cash at end of the year	$62,696,486	15,192,257	$12,374,650
Supplemental disclosure of cash flow information and non cash transactions:
Cash paid during the period for interest	$12,377	5,586	$—
Assets acquired under capital lease obligation	$—	11,638	$—
Purchases of property and equipment included in accounts payable or accrued expenses	$579,734	34,107	$—
Unpaid stock issuance costs	225,501	196,349	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of December 31, 2017, had an accumulated deficit of $65,698,101.

On January 5, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which Cantor Fitzgerald is serving as the Company’s sales agent to sell up to $50 million of shares of the Company’s common stock through an “at the market offering,” of which 1,500,000 shares have been sold for net proceeds of $11.3 million to date. (See Note 15).

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $6.25 million to date. The Company expects the remainder of the 2018 CFF Award will be paid to the Company incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. (See Note 15).

The Company expects the cash on hand of $62,537,495 at December 31, 2017 together with the $11.3 million of net proceeds received from the January 2018 Sales Agreement and the $6.25 million that the Company has received to date under the 2018 CFF Award, to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-K.

Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for lenabasum. The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation expense, the accrual of research, product development and clinical obligations, and the expected performance period under the 2015 CFFT Award (See Note 8).

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2017 and 2016, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2017 and 2016.

Restricted cash as of December 31, 2017 and 2016 included a collateral account for the Company’s corporate credit cards and is classified in current assets in the amount of $108,991 and $150,000, respectively. Additionally, as of December 31, 2017 and 2016 restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 which was classified in current assets as of December 31, 2017 and in noncurrent assets as of December 31, 2016 (See Note 5).

Cash, cash equivalents, and restricted cash consists of the following:

	December 31,
	2017	2016
Cash	$206,510	$1,127,530
Money market fund	62,330,985	13,864,727
Cash and cash equivalents	62,537,495	14,992,257

Restricted cash, current	158,991	150,000
Restricted cash, noncurrent	—	50,000
Restricted cash	158,991	200,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$62,696,486	$15,192,257

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying values of the notes payable approximate their fair value due to the fact that they are at market terms.

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

Research and Development Expenses and Development Award Agreements

Costs incurred for research and development are expensed as incurred.

Nonrefundable advance payments for goods or services that have the characteristics that will be used or rendered for future research and development activities pursuant to executory contractual arrangements with third party research organizations are deferred and recognized as an expense as the related goods are delivered or the related services are performed.

For amounts received under the development award received from the CFFT (See Note 8), the Company recognized those amounts when the triggering event to receive those payments occurred, with those amounts being amortized on a straight-line basis over the expected duration of the remaining performance period of the development program under the award, which concluded in the third quarter of 2017.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2017, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Leases and Deferred Rent

The Company leases its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. The Company’s office space leases qualify as operating leases. For operating leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening inflammatory and fibrotic diseases. As of December 31, 2017 and 2016, all of the Company’s assets were located in the United States.

Income Taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded to reduce a net deferred tax asset when it is not more likely than not that the tax benefit from the deferred tax assets will be realized. Accordingly, given the cumulative losses since inception, the Company has provided a valuation allowance equal to 100% of the deferred tax assets in order to eliminate the deferred tax assets amounts.

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2017 or 2016.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.

Share-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Stock options granted to non-employee consultants are revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value are recorded as adjustments to expense over the related vesting period.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In the first quarter of 2017, when the Company adopted ASU 2016-09 it did not elect to account for forfeitures as they occur but rather to continue to estimate forfeitures at grant date. As a result, the adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements. ASU 2016-09 also removed the requirement to recognize the excess tax benefits in respect of share based payments only when realized (See Note 9).

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

		Years Ended December 31,
	2017	2016	2015
Basic and diluted net loss per share of common stock:
Net loss	(32,421,612)	(19,998,675)	$(8,850,739)
Weighted average shares of common stock outstanding	50,176,953	41,137,518	31,350,145
Net loss per share of common stock-basic and diluted	$(0.65)	$(0.49)	$(0.28)

The impact of the following potentially dilutive securities for the years ended December 31, 2017, 2016 and 2015 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2017	2016	2015
Warrants	1,288,500	1,288,500	1,969,250
Stock options	7,844,966	6,610,179	3,982,065
	9,133,466	7,898,679	5,951,315

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition, and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s accounting policy prior to the adoption of ASC 606 in the first quarter of 2018, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved (See Note 8). ASC 606, however, may require a company to recognize such payments before the payment-triggering event is completely achieved based on the Company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company has concluded its performance obligations and has completed recognizing revenue under the agreement with CFFT in the third quarter of 2017 (See Note 8), there was no cumulative effect to record at the date of the Company’s adoption of ASC 606. The Company will assess any new agreements it enters into, including the 2018 CFF Award, (See Note 15) under ASC 606, including if such agreements fall under the scope of such standard.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. The adoption of ASU 2016-02 will have an impact on the Company’s financial position as the Company has operating lease commitments for office space as of December 31, 2017 with future non-cancelable lease payments amounting to $5,474,623 (see Note 5) for which ASU 2016-02 would apply.

4.	PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	December 31,
	2017	2016
Computer hardware and software	$136,522	$96,131
Office furniture and equipment	287,048	259,138
Leasehold improvements	191,244	188,219
Construction in progress	1,181,730	—
Property and equipment, gross	1,796,544	543,488
Less: accumulated depreciation	(363,889)	(108,237)
Property and equipment, net	$1,432,655	$435,251

Depreciation expense was approximately $256,000, $88,000 and $44,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, construction in progress consisted of purchased property and equipment not placed in service until the Company’s relocation into 32,733 square feet of office space in February 2018 (See Note 5).

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

Operating Lease Commitment

In September 2016, the Company amended its commercial lease for office space to expand into an additional 4,088 square feet of office space within the same building for an aggregate total of 10,414 square feet of leased office space (“September 2016 Amendment”). The Company began occupying this space in early November 2016 and the final lease payment was to be due in January 2021. The September 2016 Amendment required an increase in the standby letter of credit to $50,000 (See Note 3). The September 2016 Amendment was terminated upon the commencement date of the August 2017 Lease Agreement discussed below.

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) with the same landlord, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement is for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which may be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $9,743 in year ended December 31, 2017.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, current and deferred rent, noncurrent in the Company’s balance sheet as of December 31, 2017 and 2016.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2017, the future minimum rent commitments are as follows:

2018	$445,333
2019	623,958
2020	784,243
2021	830,600
2022	855,150
Thereafter	1,935,339
Total	$5,474,623

Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $356,547, $229,705 and $55,496, respectively.

Capital Lease Commitment

The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of December 31, 2017 and 2016, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of December 31, 2017:

2018	$4,543
2019	379
Total future minimum lease payments	4,922
Less: interest	(291)
Future capital lease obligations	4,631
Less: current portion	(4,256)
Long-term portion	$375

Interest expense for this capital lease obligation for the years ended December 31, 2017, 2016 and 2015 was $712, $1,286 and $0, respectively.

For commitments under the Company’s development award agreements- see Note 8.

6.	NOTES PAYABLE

In November 2015, the Company entered into a loan agreement with a financing company for $207,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $23,397 over a nine month period. Interest on this loan was accrued at an annual rate of 3.25%. This loan was fully repaid in July 2016.

In October 2016, the Company entered into a loan agreement with a financing company for $348,750 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest on this loan was accrued at an annual rate of 2.25%. This loan was fully repaid in July 2017.

In November 2017, the Company entered into a loan agreement with a financing company for $415,265 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrues on this loan at an annual rate of 2.35%.

Prepaid expenses and other current assets as of December 31, 2017 and 2016 included $368,976 and $378,750, respectively, related to these insurance policies.

Interest expense for notes payable for the years ended December 31, 2017, 2016 and 2015 totaled $3,632, $3,115 and $2,440, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued clinical operations and trials costs	$2,003,799	$1,647,490
Accrued product development costs	1,255,439	713,426
Accrued compensation	1,335,672	778,250
Accrued other	146,609	117,289
Total	$4,741,519	$3,256,455

8.	DEVELOPMENT AWARD AND DEFERRED REVENUE

On April 20, 2015, the Company entered into an award agreement (the “2015 CFFT Award Agreement “) with the CFFT pursuant to which it received a development award (the “2015 CFFT Award”) for up to $5 million in funding. The funding from the 2015 CFFT Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug lenabasum in adults with cystic fibrosis (“CF”). The Company has received $5.0 million in payments since the inception of the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts had occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award which concluded in the third quarter of 2017.

Upon the execution of the 2015 CFFT Award Agreement, the Company received a payment of $1,250,000 in May 2015. In November 2015, the Company received a second payment of $1,250,000 upon the achievement of a milestone for dosing the first patient. In August 2016, the Company received a third payment from the CFFT in the amount of $1,000,000 for achieving a milestone in July 2016 related to dosing the median clinical trial patient. In January 2017, the Company received a fourth payment from the CFFT in the amount of $1,000,000 for achieving a milestone in December 2016 related to completing the final visit for the final patient, which was billed by the Company to CFFT in December 2016 and was classified in grants receivable as of December 31, 2016. The Company received the final payment from CFFT in the amount of $500,000 in November 2017 for achieving the final milestone in September 2017 related to the issuance to CFFT of the final integrated statistical report for to the Phase 2 CF clinical trial. At that time the Company had completed all its performance obligations under the contract and therefore the performance period had concluded.

Pursuant to the terms of the 2015 CFFT Award Agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of lenabasum in the Field of Use (as defined in the 2015 CFFT Award Agreement) as follows: (i) a royalty payment equal to five times the amount the Company receives under the 2015 CFFT Award Agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of lenabasum, the first of which is due within 90 days following the first commercial sale of lenabasum, (ii) a royalty payment to CFFT equal to the amount the Company receives under the 2015 CFFT Award Agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of lenabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if the Company transfers, sells or licenses lenabasum in the Field of Use other than for certain clinical or development purposes, or if the Company enters into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the 2015 CFFT Award as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations, if any, would survive the termination of the 2015 CFFT Award Agreement. For the years ended December 31, 2017, 2016 and 2015, in respect of the 2015 CFFT Award Agreement, the Company recognized revenue of $2,440,195, $1,911,424 and $648,382, respectively. Deferred revenue consisted of the following:

	December 31,
	2017	2016
Deferred revenue	$—	$1,940,195
Less: current portion	—	(1,940,195)
Long term portion	$—	$—

See Note 15 for the Investment Agreement entered into by the Company after the balance sheet date.

9.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of approximately $56,536,000 and $28,644,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. At December 31, 2017 and 2016, the Company had Massachusetts net operating loss carryforwards of approximately $53,110,000 and $26,573,000, respectively. In the first quarter of 2017, the Company adopted ASU 2016-09, which removed the requirement to recognize the deferred tax assets on excess tax benefits in respect of share based payments only when realized. As such, during the year ended December 31, 2017, the Company’s gross deferred tax assets and corresponding valuation allowance each included a one-time increase in respect of an additional federal and state net operating losses of $1,432,000. The adoption of ASU 2016-09 did not have an impact on the Company’s balance sheet, results of operations, cash flows or statement of stockholders’ equity because the Company has a full valuation allowance on its deferred tax assets. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2017 and 2016 of approximately $1,283,000 and $736,000, respectively.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2017	2016
NOL carryforward	$15,229,127	$10,860,828
Tax credits	1,213,347	673,690
Stock based compensation	1,724,248	1,177,650
Accrued expenses	45,654	302,943
Other temporary differences	116,292	225,214
Subtotal	18,328,668	13,240,325
Valuation allowance	(18,328,668)	(13,240,325)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by $5,088,343 and $7,860,985 in 2017 and 2016, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards. The Company has no uncertain tax positions at December 31, 2017 and 2016 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

		December 31,
	2017	2016	2015
Tax provision at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.66%	4.76%	4.76%
Permanent differences	-2.05%	-0.65%	-0.62%
Tax credits	1.59%	1.33%	2.67%
Income tax rate change	-24.11%	—%	—
Other	0.60%	-0.13%	0.04%
Increase in valuation reserve	-15.69%	-39.31%	-40.85%
Total	0.00%	0.00%	0.00%

The Tax Cut and Jobs Act of 2017

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. As of December 31, 2017, we have made a reasonable estimate of the effects of the Tax Act on our existing deferred taxes and related disclosures by reducing our net federal and state deferred tax assets by $7,815,832 for the reduction in corporate tax rate. This adjustment to our deferred tax assets is offset against the valuation allowance.

Additionally, the SEC staff has issued SAB 118, which allows to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes was a provisional amount as permitted under SAB 118.

10.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 55,603,427 shares, 44,681,745 shares, and 37,605,134 shares were issued and outstanding as of December 31, 2017, 2016, and 2015, respectively.

During the year ended December 31, 2015, the Company issued 11,666,802 shares of common stock upon the exercise of warrants and stock options to purchase common stock and the Company received net proceeds of $10,819,714 from these exercises.

In June 2016, the Company completed a sale of shares of its common stock pursuant to the terms of a securities purchase agreement under which the Company sold an aggregate of 5,960,000 shares of its common stock in a registered direct offering to investors at a purchase price of $2.50 per share with gross proceeds to the Company totaling approximately $14,900,000 less issuance costs of $25,222. On February 28, 2017, the Company entered in a securities purchase agreement providing for the issuance and sale by the Company of 3,887,815 shares of its common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $27,214,705 less issuance costs of $36,291.

In November 2016, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company could direct Cantor Fitzgerald as its sales agent to sell common stock under an “At the Market Offering” (“Sales Agreement”). Sales of common stock under the Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $35 million. Under the Sales Agreement, the Company was obligated to pay Cantor a 3% commission on gross proceeds. In 2016, the Company sold 188,695 shares of our common stock under the Sales Agreement at an average selling price of approximately $8.54 per share (net of 3% commission paid to Cantor Fitzgerald) which resulted in proceeds of approximately $1,621,182 and net proceeds of approximately $1,426,145 net of incurred issuance costs. Approximately $330,413 of these proceeds were classified in stock subscriptions receivable as of December 31, 2016 because the Company did not receive these proceeds until January 2017. During the year ended December 31, 2017, in the first quarter, the Company sold 1,413,633 shares of its common stock under the Sales Agreement at an average selling price of approximately $9.71 per share for gross proceeds of $13,724,591 and net proceeds of $13,268,208. The Company did not sell any shares of its common stock under the Sales Agreement in the second or third quarter of 2017 and terminated the Sales Agreement in connection with the October 2017 Offering discussed below. The aggregate amount sold under the Sales Agreement as described above was approximately $15.4 million.

See Note 15 for the January 2018 Sales Agreement entered into by the Company and Cantor Fitzgerald after the balance sheet date.

On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock to institutional investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $32,550,000, less estimated issuance costs incurred of approximately $2,184,000. The Company also granted the underwriters a 30-day option to purchase up to an additional 697,500 shares of common stock on the same terms as the underwriters were purchasing the base number of shares, which they exercised in November 2017 with net proceeds to us totaling $4,589,550.

During the year ended December 31, 2017, the Company issued 272,734 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $189,490 from these exercises. During the year ended December 31, 2016, the Company issued 927,916 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $468,442 from these exercises.

11.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. On January 1, 2017, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 3,127,722 shares. As of December 31, 2017, there was a total of 13,043,739 shares reserved for issuance under the 2014 Plan and there were 4,460,334 shares available for future grants. Options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance.

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2018, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of January 1, 2018, the 2014 Plan had a total reserve of 15,543,739 shares and there were 6,960,334 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2017, 2016 and 2015, the Company recorded non-cash, stock-based compensation expense of $5,694,489 ($4,640,646 for employees and $1,053,843 for non-employees), $3,163,534 ($2,104,939 for employees and $1,058,595 for non-employees) and $1,153,302 ($672,071 for employees and $481,231 for non-employees), respectively, net of estimated forfeitures.

The fair value of each option award for employees is estimated on the date of grant and for non-employees is estimated at the end of each reporting period using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history, the Company estimated its volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, the Company also included the volatility of its own common stock, taking into account the expected life of the option. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations in order to estimate its forfeiture rate. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average between the vesting period and the contractual life of the options which is 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	2017	2016	2015
Risk free interest rate	2.12%	1.70%	1.85%
Expected dividend yield	0%	0%	0%
Expected term in years	6.25	6.66	6.73
Expected volatility	86.01%	90.39%	90.68%
Estimated forfeiture rate	5.00%	5.00%	4.83%

For the year ended December 31, 2017, the assumptions used in determining the fair value of options granted to nonemployees included risk free interest rate ranging from 2.12%-2.38%, no expected dividend yield, expected term ranging from 4.91 years to 9.91 years, expected volatility ranging from 85.58% to 89.58%, and estimated forfeiture rate of 5%.

A summary of option activity for years ended December 31, 2017 and 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2015	3,982,065	$1.03
Granted	3,020,000	$4.42
Exercised	(326,886)	$1.43
Forfeited	(65,000)	$2.44
Outstanding at December 31, 2016	6,610,179	$2.54
Granted	1,681,500	$8.28
Exercised	(272,734)	$0.67
Forfeited	(173,979)	$6.53
Outstanding at December 31, 2017	7,844,966	$3.75	7.72	$29,433,877
Vested at December 31, 2017	4,514,977	$1.98	7.02	$23,444,225

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $6.22, $3.81 and $1.41 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $2,092,964. $1,004,321 and $152,531, respectively. As of December 31, 2017 there was approximately $12,542,918 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.87 years at December 31, 2017.

As summary of non-vested stock options for the years ended December 31, 2017 and 2016 is presented below:

Options	Shares	Weighted Average Fair Value
Non-vested at December 31, 2015	2,035,254	$0.85
Granted	3,020,000	$3.69
Vested	(1,194,600)	$1.57
Forfeited	(34,380)	$1.77
Nonvested at December 31, 2016	3,826,274	$2.86
Granted	1,681,500	$6.22
Vested	(2,003,806)	$2.60
Forfeited	(173,979)	$5.03
Non-vested at December 31, 2017	3,329,989	$4.61

12.	WARRANTS

At December 31, 2017, there were warrants outstanding to purchase 1,288,500 shares of common stock with a weighted average exercise price of $1.00 and a weighted average remaining life of 1.41 years. No warrants were exercised during the year ended December 31, 2017. During the year ended December 31, 2016, warrants to purchase 679,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 599,780 shares and 1,250 shares of common stock were exercised on a for cash basis. There were no warrants issued or cancelled during the year ended December 31, 2017 or 2016

For warrant issued to CFF after the balance sheet date – see Note 15.

13.	RELATED PARTY TRANSACTIONS

On September 20, 2016, the Company entered into a consulting agreement (the “2016 Consulting Agreement”) with Orchestra Medical Ventures, LLC (“Orchestra”), of which a member of the Company’s Board of Directors, David Hochman, is Managing Partner. Under this agreement, Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the first quarter of 2017 in respect of the Option Award. No stock-based compensation expense was recorded after the first quarter of 2017 related to the Option Shares as they were fully vested in March 2017.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue from awards	$1,293,697	$350,186	$796,312	$—
Operating expenses:
Research and development	6,366,112	5,763,660	5,622,511	8,286,682
General and administrative	2,380,125	1,878,090	2,130,587	2,575,244
Total operating expenses	8,746,237	7,641,750	7,753,098	10,861,926
Operating loss	(7,452,540)	(7,291,564)	(6,956,786)	(10,861,926)
Other income (expense):
Interest income (expense), net	1,366	5,271	43,402	133,073
Foreign currency exchange gain (loss)	(14,265)	(10,594)	(52,212)	35,163
Other income (expense), net	(12,899)	(5,323)	(8,810)	168,236
Net loss	$(7,465,439)	$(7,296,887)	$(6,965,596)	(10,693,690)
Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.14)	(0.20)
Weighted average number of common shares outstanding, basic and diluted	46,381,482	50,193,726	50,221,597	53,828,680

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue from awards	$396,598	$396,598	$742,558	$375,670
Operating expenses:
Research and development	2,173,933	3,567,003	4,315,632	5,380,167
General and administrative	1,109,889	1,021,225	1,760,696	2,567,937
Total operating expenses	3,283,822	4,588,228	6,076,328	7,948,104
Operating loss	(2,887,224)	(4,191,630)	(5,333,770)	(7,572,434)
Other income (expense):
Interest income (expense), net	(5,360)	4,049	1,731	57
Foreign currency exchange gain (loss)	343	(1,810)	(14,729)	2,102
Other income (expense), net	(5,017)	2,239	(12,998)	2,159
Net loss	$(2,892,241)	$(4,189,391)	$(5,346,768)	(7,570,275)
Net loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.12)	(0.17)
Weighted average number of common shares outstanding, basic and diluted	37,605,210	38,748,452	43,783,504	44,348,543

15.	SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2018, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of January 1, 2018, the 2014 Plan had a total reserve of 15,543,739 shares and there were 6,960,334 shares available for future grants.

At the Market Offering

On January 5, 2018, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company may direct Cantor Fitzgerald as its sales agent to sell common stock up to an aggregate offering of up to $50 million under an “At the Market Offering” (“January 2018 Sales Agreement”). Sales of common stock under the January 2018 Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $50 million. In February 2018, the Company sold 1,500,000 shares of its common stock to an institutional investor under the January 2018 Sales Agreement for which it received net proceeds of $11,349,000.

Cystic Fibrosis Program Related Investment Agreement

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the Cystic Fibrosis Foundation (“CFF”) (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $6.25 million to date. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

Pursuant to the terms of the Investment Agreement, the Company is obligated to make certain royalty payments to CFF, including a royalty payment of one and one-half times the amount of the 2018 CFF Award, payable in cash within sixty days upon the first receipt of approval of lenabasum in the United States and a second royalty payment of one and one-half times the amount of the 2018 CFF Award upon approval in another major market, as set forth in the Investment Agreement (the “Approval Royalty”). At the Company’s election, the Company may satisfy the first of the two Approval Royalties in registered shares of the Company’s common stock.

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field, as defined in the Investment Agreement, (ii) royalty payments to CFF of one percent of net sales of Non-Field Products, as defined in the Investment Agreement due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount the Company and its stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Either CFF or the Company may terminate the Investment Agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Investment Agreement.

Pursuant to the terms of the Investment Agreement, the Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up.

