Form 10-Q
period 2018-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2018-05-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2018.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission File Number:

001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 River Ridge Drive Norwood, MA	02062
(Address of principal executive offices)	(Zip code)

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

As of May 7, 2018, 57,142,496 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,955,652	$62,537,495
Restricted cash	—	158,991
Prepaid expenses and other current assets	3,531,259	2,808,244
Total current assets	74,486,911	65,504,730
Property and equipment, net	2,593,172	1,432,655
Other assets	59,639	40,776
Total assets	$77,139,722	$66,978,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$208,648	$332,861
Accounts payable	4,169,781	3,130,295
Accrued expenses	5,898,274	4,741,519
Total current liabilities	10,276,703	8,204,675
Deferred rent, noncurrent	1,323,415	989,550
Other liabilities	—	375
Total liabilities	11,600,118	9,194,600
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 57,139,892 and 55,603,427 shares issued and outstanding at March 31, 2018 and December 31, 2017	5,714	5,560
Additional paid-in capital	142,927,376	123,476,102
Accumulated deficit	(77,393,486)	(65,698,101)
Total stockholders’ equity	65,539,604	57,783,561
Total liabilities and stockholders’ equity	$77,139,722	$66,978,161

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue from awards	$950,442	$1,293,697
Operating expenses:
Research and development	9,765,362	6,366,112
General and administrative	3,050,032	2,380,125
Total operating expenses	12,815,394	8,746,237
Operating loss	(11,864,952)	(7,452,540)
Other income (expense):
Interest income, net	203,421	1,366
Foreign currency exchange loss, net	(33,854)	(14,265)
Other income (expense), net	169,567	(12,899)
Net loss	$(11,695,385)	$(7,465,439)
Net loss per share, basic and diluted	$(0.21)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	56,367,548	46,381,482

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,695,385)	$(7,465,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,884,916	1,583,156
Depreciation and amortization	81,898	31,489
Loss on foreign exchange	9,245	14,265
Deferred rent	333,865	(1,372)
Changes in operating assets and liabilities:
Decrease in customer receivable	6,250,000	1,000,000
Increase in prepaid expenses	(757,790)	(140,181)
Increase in other assets	(18,863)	—
Increase in accounts payable	1,192,558	191
Increase (decrease) in accrued expenses	1,120,245	(364,557)
Decrease in deferred revenue	—	(1,293,697)
Net cash used in operating activities	(1,599,311)	(6,636,145)
Cash flows from investing activities:
Purchases of property and equipment	(1,269,711)	(40,131)
Net cash used in investing activities	(1,269,711)	(40,131)
Cash flows from financing activities:
Principal payments on notes payable	(124,213)	(116,031)
Proceeds from issuance of common stock	11,856,655	41,349,957
Issuance costs paid for common stock financings	(603,576)	(621,862)
Principal payments under capital lease obligation	(678)	(920)
Net cash provided by financing activities	11,128,188	40,611,144
Net increase in cash, cash equivalents, and restricted cash	8,259,166	33,934,868
Cash, cash equivalents, and restricted cash at beginning of the period	62,696,486	15,192,257
Cash, cash equivalents, and restricted cash at end of the period	$70,955,652	$49,127,125
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,826	$1,527
Fair value of warrant issued in connection with Investment Agreement	6,215,225	$—
Stock issuance costs included in accounts payable or accrued expenses	$127,293	$44,926
Purchases of property and equipment included in accounts payable or accrued expenses	$507,800	$—
Write off of fully amortized leasehold improvements	$191,244	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Issuance of common stock, net of issuance costs of $505,368	1,500,000	150	11,194,482	—	11,194,632
Stock compensation expense	—	—	1,884,916	—	1,884,916
Issuance of common stock upon exercise of stock options	36,465	4	156,651	—	156,655
Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225
Net loss	—	—	—	(11,695,385)	(11,695,385)
Balance at March 31, 2018 - (Unaudited)	57,139,892	$5,714	$142,927,376	$(77,393,486)	$65,539,604

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 12, 2018. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of March 31, 2018, had an accumulated deficit of $77,393,486.

On January 5, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which Cantor Fitzgerald is serving as the Company’s sales agent to sell up to $50 million of shares of the Company’s common stock through an “at the market offering,” of which 1,500,000 shares have been sold for net proceeds of approximately $11.2 million in the first quarter of 2018. (See Note 9).

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company received $6.25 million in the first quarter of 2018 and subsequently in May 2018 became entitled to receive an additional $6.25 million upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2018.

The Company expects the remainder of the 2018 CFF Award will be paid to the Company incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. (See Note 8).

Pursuant to the terms of the Investment Agreement, the Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”) (See Note 11). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock.

The Company expects the cash and cash equivalents of $70,955,652 at March 31, 2018 to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 8), and the valuation of the CFF Warrant discussed in Note 11.

Cash, Cash Equivalents and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, cash equivalents were comprised of money market funds. For purposes of preparing the statement of cash flows, the Company considers payments of amounts previously accrued for stock issuance costs or property, plant, and equipment as payments for those original purposes.

Restricted cash as of December 31, 2017 in the amount of $108,991 was classified in current assets and included a collateral account for the Company’s corporate credit cards. This collateral account was closed in the first quarter of 2018 and accordingly the cash was no longer restricted as of March 31, 2018. Additionally, as of December 31, 2017, restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 which was classified in current assets as of December 31, 2017. This stand-by letter of credit was terminated in the first quarter of 2018 in connection with the August 2017 Lease Agreement discussed in Note 5, and accordingly, the cash is no longer restricted as of March 31, 2018.

Cash, cash equivalents, and restricted cash consists of the following:

	March 31, 2018	December 31, 2017
Cash	$50,030	$206,510
Money market fund	70,905,622	62,330,985
Cash and cash equivalents	70,955,652	62,537,495

Restricted cash	—	158,991
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$70,955,652	$62,696,486

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory and fibrotic diseases. As of March 31, 2018 and December 31, 2017, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2018 or December 31, 2017.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2018 and 2017.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017

	Three Months Ended March 31
	2018	2017
Basic and diluted net loss per share of common stock:
Net loss	$(11,695,385)	$(7,465,439)
Weighted average shares of common stock outstanding	56,367,548	46,381,482
Net loss per share of common stock-basic and diluted	$(0.21)	$(0.16)

The impact of the following potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	March 31,
	2018	2017
Warrants	2,288,500	1,288,500
Stock options	9,342,584	7,513,130
Total	11,631,084	8,801,630

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition (“ASC 605”), and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from ASC 605 in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s accounting policy prior to the adoption of ASC 606 in the first quarter of 2018, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved (See Note 8). ASC 606, however, may require a company to recognize such payments before the payment-triggering event is completely achieved based on the Company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company has concluded its performance obligations and has completed recognizing revenue under the 2015 CFFT Award discussed in Note 8 in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award. Revenue for the three months ended March 31, 2018 was $950,442, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award discussed in Note 8. The total impact to revenue for the three months ended March 31, 2018 as a result of the adoption of ASC 606 was $450,442. Total revenue recorded in the three months ended March 31, 2018 under ASC 606 was $950,442, as compared to $500,000 that would have been recorded under ASC 605, resulting in a contract asset of $915,667 as of March 31, 2018 under ASC 606 which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company will assess any new agreements it enters into under ASC 606, including whether such agreements fall under the scope of such standard. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half-year period expected to be completed in the second quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. The adoption of ASU 2016-02 will have an impact on the Company’s financial position as the Company has operating lease commitments for office space as of March 31, 2018 with future non-cancelable lease payments amounting to $5,381,790 (see Note 5) for which ASU 2016-02 would apply.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Computer hardware and software	$197,074	$136,522
Office furniture and equipment	718,809	287,048
Leasehold improvements	1,931,832	191,244
Construction in progress	—	1,181,730
Property and equipment, gross	2,847,715	1,796,544
Less: accumulated depreciation	(254,543)	(363,889)
Property and equipment, net	$2,593,172	$1,432,655

Depreciation expense was $81,898 and $31,489 for the three months ended March 31, 2018 and 2017, respectively. In the first quarter of 2018, the Company wrote off $191,244 of fully amortized leasehold improvements related to the termination of the September 2016 Amendment in February 2018 as discussed in Note 5.

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

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) with the same landlord, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement is for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which may be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $1,774 for the three months ended March 31, 2018.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, noncurrent in the Company’s balance sheet as of March 31, 2018 and December 31, 2017.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2018, the future minimum rent commitments are as follows:

2018 (remainder of year)	$352,500
2019	623,958
2020	784,243
2021	830,600
2022	855,150
Thereafter	1,935,339
Total	$5,381,790

Total rent expense for the three months ended March 31, 2018 and 2017 was $146,991 and $58,508, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of March 31, 2018 and December 31, 2017, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of March 31, 2018:

2018 (remainder of year)	3,407
2019	379
Total future minimum lease payments	3,786
Less: interest	(177)
Future capital lease obligations	3,609
Less: current portion	(3,609)
Long-term portion	$—

6.	NOTES PAYABLE

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

Prepaid expenses as of March 31, 2018 and December 31, 2017, included $255,726 and $368,976, respectively, related to this insurance policy.

Interest expense for notes payable for the three months ended March 31, 2018 and 2017 totaled $1,660 and $1,278, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accrued clinical operations and trials costs	$3,267,875	$2,003,799
Accrued product development costs	1,484,701	1,255,439
Accrued compensation	577,116	1,335,672
Accrued other	568,582	146,609
Total	$5,898,274	$4,741,519

8.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

2015 CFFT Award

On April 20, 2015, the Company entered into an award agreement (the “2015 CFFT Award Agreement “) with the Cystic Fibrosis Foundation Thereapeutics, Inc (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation (“CFF”) pursuant to which the Company received a development award (the “2015 CFFT Award”) for up to $5 million in funding. The funding from the 2015 CFFT Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug lenabasum in adults with cystic fibrosis (“CF”). The Company has received $5.0 million in payments since the inception of the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts had occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award which concluded in the third quarter of 2017.

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

In accordance with ASC 605, the Company recorded $1,293,697 of revenue during the three months ended March 31, 2017 under the 2015 CFFT Award Agreement. No revenue was recorded under the 2015 CFFT Award Agreement during the three months ended March 31, 2018 as the final performance period concluded in the third quarter of 2017. Under ASC 605, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved. Effective January 1, 2018, ASC 605 was superceded by ASC 606 (See Note 3). The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company concluded its performance obligations and completed recognizing revenue under the 2015 CFFT Award Agreement in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606.

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $6.25 million in the first quarter of 2018 and subsequently in May 2018 became entitled to receive an additional $6.25 million upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2018.

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

The Company recorded $950,442 of revenue during the three months ended March 31, 2018 under the Investment Agreement. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The Company billed and collected $6,250,000 in milestone payments during the three months ended March 31, 2018 which was recorded as an increase to deferred revenue. Deferred revenue was reduced by the $6,215,225 fair value of the warrant which was also recorded as an increase to additional paid in capital. Deferred revenue was further reduced by the $950,442 of revenue that was recognized during the three months ended March 31, 2018 for the 2018 CFF Award, resulting in a negative deferred revenue position of $915,667 which was reclassified to a contract asset and is classified in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2018.

The CFF Warrant is accounted for as a payment to the customer under ASC 606. See Note 11 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half year period expected to be completed in the second quarter of 2020. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

9.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 57,139,892 shares and 55,603,427 shares were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company issued 36,465 and 160,549 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $156,655 and $80,248 from these exercises, respectively.

On January 5, 2018, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company may direct Cantor Fitzgerald as its sales agent to sell common stock up to an aggregate offering of up to $50 million under an “At the Market Offering” (“January 2018 Sales Agreement”). Sales of common stock under the January 2018 Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $50 million. In the first quarter of 2018, the Company sold 1,500,000 shares of its common stock to an institutional investor under the January 2018 Sales Agreement for which the Company received net proceeds of approximately $11.2 million. In the first quarter of 2017, the Company sold 1,413,633 shares of its common stock under a sales agreement that the Company entered into in November 2016 with Cantor Fitzgerald (“Sales Agreement”) for net proceeds of $13,268,208. The Sales Agreement was terminated in October 2017.

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

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2018, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of January 1, 2018, the 2014 Plan had a total reserve of 15,543,739 shares and there were 6,960,334 shares available for future grants. As of March 31, 2018, there were 5,426,251 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2018 and 2017, respectively, the Company recorded non-cash, stock-based compensation expense of $1,884,916 ($1,840,789 for employees and $44,127 for non-employees) and $1,583,156 ($884,307 for employees and $698,849 for non-employees), respectively, net of estimated forfeitures.

The fair value of each option award for employees is estimated on the date of grant and for non-employees is estimated at the end of each reporting period until vested using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history, the Company estimates its volatility including the volatility of comparable public companies and its own common stock, taking into account the expected life of the option. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations in order to estimate its forfeiture rate. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average between the vesting period and the contractual life of the options which is 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.34%	2.17%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.35
Expected volatility	88.1%	85.8%
Estimated forfeiture rate	5%	5%

A summary of option activity for the three months ended March 31, 2018 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2017	7,844,966	$3.75
Granted	1,574,500	8.32
Exercised	(36,465)	4.30
Forfeited	(40,417)	7.28
Outstanding at March 31, 2018	9,342,584	$4.50	7.85	$29,325,265
Vested at March 31, 2018	5,049,555	$2.41	6.93	$24,544,006

The weighted average grant-date fair value of options granted during the three months ended March 31, 2018 and 2017 was $6.20 and $6.66 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was approximately $142,949 and $1,402,164, respectively. The total fair value of options that were vested as of March 31, 2018 and 2017 was $9,911,261 and $3,503,337, respectively. As of March 31, 2018, there was approximately $19,188,549 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a weighted average period of 3.15 years as of March 31, 2018.

11.	WARRANTS

No warrants were exercised during the three months ended March 31, 2018 and 2017.

At March 31, 2018, there were warrants outstanding to purchase 2,288,500 shares of common stock with a weighted average exercise price of $6.33 and a weighted average remaining life of 3.64 years, including the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under ASC 815-40 for equity classification. In accordance with ASC 815-40, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

12.	RELATED PARTY TRANSACTIONS

On September 20, 2016, the Company entered into a consulting agreement (the “2016 Consulting Agreement”) with Orchestra Medical Ventures, LLC (“Orchestra”), of which a member of the Company’s Board of Directors, David Hochman, is Managing Partner. Under this agreement, Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000, of which $50,000 was expensed during the three months ended March 31, 2017. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the first quarter of 2017 in respect of the Option Award. No stock-based compensation expense was recorded after the first quarter of 2017 related to the Option Shares as they were fully vested in March 2017.

13.	SUBSEQUENT EVENTS

Amended and Restated Employment Agreements

On April 11, 2018, the Company entered into amended and restated employment agreements with certain of the Company’s executive officers, Yuval Cohen, Ph.D., Chief Executive Officer; Barbara White, M.D., Chief Medical Officer; Mark Tepper, Ph.D., President and Chief Scientific Officer; and Sean Moran, Chief Financial Officer (the “Amended and Restated Employment Agreements”). The Amended and Restated Employment Agreements each provide for a two-year term, and provide for base salaries in the amounts of $540,000, $424,000, $390,000 and $375,000, for Dr. Cohen, Dr. White, Dr. Tepper and Mr. Moran, respectively, and provide that the executives are eligible to receive annual bonuses targeted at up to 55%, 40%, 45% and 40% of the base salary for each of Dr. Cohen, Dr. White, Dr. Tepper and Mr. Moran, respectively, which may be adjusted by the Company’s Board of Directors based on the executives individual performance and the Company’s performance as a whole.

2018 CFF Award

On May 8, 2018, the Company became entitled to receive an additional $6.25 million upon its achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2018.

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

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that is expected to enroll 354 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award for up to $25 million in funding (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”) grant. In DM, the Company plans to consult with the FDA on the protocol design for the next clinical study, which the Company expects to commence before the end of 2018. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications.

In May 2018, the first patient was dosed in the Phase 2b CF study.

The U.S. Food and Drug Administration, or the FDA, has granted lenabasum Orphan Designation as well as Fast Track Status for both SSc and CF. The European Medicines Authority, or the EMA, has granted lenabasum Orphan Designation for both SSc and CF.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Three of the four clinical programs for lenabasum have been supported, by non-dilutive awards and grants. The National Institutes of Health, or NIH, has funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trials. In cystic fibrosis, the Phase 2b clinical trial is being supported by the 2018 CFF Award and the Phase 2 clinical trial was partially funded by a $5 million award (the “2015 CFFT Award Agreement”) from the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at March 31, 2018, we had an accumulated deficit of approximately $77,393,000. Our net losses for the three months ended March 31, 2018 and 2017 were approximately $11,695,000 and $7,465,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2018 and in the future in connection with our ongoing activities, as we:

●	conduct clinical trials for lenabasum in scleroderma, cystic fibrosis, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

●	seek regulatory approval for our product candidates;

●	add personnel to support development of our product candidates; and

●	operate as a public company

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

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition (“ASC 605”), and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from ASC 605 in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under our accounting policy prior to the adoption of ASC 606 in the first quarter of 2018, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved. ASC 606, however, may require a company to recognize such payments before the payment-triggering event is completely achieved based on the company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since we have concluded our performance obligations and have completed recognizing revenue under the 2015 CFFT Award discussed in the third quarter of 2017, there was no cumulative effect to record at the date of the our adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award. Revenue for the three months ended March 31, 2018 was $950,442, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award.

We will assess any new agreements we enter into under ASC 606, including whether such agreements fall under the scope of such standard. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The five-step model is applied to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half-year period expected to be completed in the second quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $950,442 and $1,293,697 of revenue in the three months ended March 31, 2018 and 2017, respectively. Amounts recognized in 2017 related to an award agreement (the “2015 CFFT Award Agreement) we entered into in fiscal 2015 with the CFFT, pursuant to which we received a development award (the “2015 CFFT Award”) for up to $5 million in funding. We received a total of $5 million in payments under the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Amounts recognized in revenue for the three months ended March 31, 2018 were in connection with the our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018 and subsequently in May 2018 became entitled to receive an additional $6.25 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2018. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We recorded $950,442 of revenue during the three months ended March 31, 2018 under the 2018 CFFT Award Agreement. We assessed the 2018 CFF Award for accounting under ASC 606, which we adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Research and development expenses for the three months ended March 31, 2018 totaled approximately $9,765,000 an increase of approximately $3,399,000 over the $6,366,000 recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of $2,109,000 in clinical trial costs, $861,000 in compensation costs, and $429,000 in stock-based compensation expense.

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

General and administrative expense for the three months ended March 31, 2018 totaled approximately $3,050,000, an increase of approximately $670,000 over the $2,380,000 recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of approximately $348,000 in compensation costs, $257,000 in consulting expense and an aggregate net increase of approximately $192,000 primarily for other general and administrative costs, partially offset by a decrease of $127,000 in stock-based compensation expense.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and foreign currency exchange transaction losses and gains.

Other income, net for the three months ended March 31, 2018 totaled approximately $170,000 as compared to other expense, net for the three months ended March 31, 2017 of approximately $13,000, and was primarily attributable to an increase in net interest income of approximately $202,000 due to increased cash balances in the first quarter of 2018 as compared to the first quarter of 2017, offset partially by increases in foreign currency exchange transaction losses of approximately $19,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At March 31, 2018, our accumulated deficit since inception was approximately $77,393,000.

At March 31, 2018, we had total current assets of approximately $74,487,000 and total current liabilities of approximately $10,277,000, resulting in working capital of approximately $64,210,000.

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $1,599,000, which includes a net loss of approximately $11,695,000, adjusted for non-cash expenses of approximately $2,310,000 largely related to stock-based compensation expense, and approximately $7,786,000 of cash provided by net working capital items principally related to the receipt of $6,250,000 under the 2018 CFF Award and increases in accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2018 totaled approximately $1,270,000 which was principally related to the construction costs of our office space that we began occupying in February 2018.

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $11,128,000. On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald pursuant to which Cantor Fitzgerald is serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we sold 1,500,000 shares for net proceeds of approximately $11.2 million in the first quarter of 2018.

During the three months ended March 31, 2018, the Company issued 36,465 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $156,655 from these exercises. Cash provided by financing activities for the three months ended March 31, 2018 included principal payments on notes payable of approximately $124,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2017 stipulate equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrues on this loan at an annual rate of 2.35%.

We expect our cash and cash equivalents of approximately $71.0 million at March 31, 2018 and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received $6.25 million to date through March 31, 2018 and subsequently in May 2018 became entitled to receive an additional $6.25 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, to be sufficient to meet our operating and capital requirements through the end of the fourth quarter of 2019, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of March 31, 2018. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	After Fiscal 2022
Operating lease obligations (1)	$5,381,790	$352,500	$1,408,201	$1,685,750	$1,935,339
Capital lease obligations (2)	3,786	3,407	379	—	—
Total	$5,385,576	$355,907	$1,408,580	$1.685,750	$1,935,339

(1)	On August 21, 2017, we entered into a lease agreement (“the August 2017 Lease Agreement”) with the initial term of a period of seven years which commenced in February 2018. The base rent pursuant to the August 2017 Lease Agreement ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. The September 2016 Amendment was terminated upon the commencement date of the August 2017 Lease Agreement. Additionally, the August 2017 Lease Agreement required us to provide a standby irrevocable letter of credit of $400,000, which may be reduced, if we are not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, We entered into an unsecured letter of credit with a commercial bank for $400,000 in connection with the August 2017 Lease Agreement.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2018, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than future royalty payments under development award agreements discussed as follows:

2015 CFFT Award

Pursuant to the terms of the 2015 CFFT Award agreement, we are obligated to make royalty payments to CFFT contingent upon commercialization of lenabasum in the Field of Use (as defined in the 2015 CFFT Award Agreement) as follows: (i) a royalty payment equal to five times the amount we receive under the 2015 CFFT Award Agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of lenabasum, the first of which is due within 90 days following the first commercial sale of lenabasum, (ii) a royalty payment to CFFT equal to the amount we receive under the 2015 CFFT Award Agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of lenabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if we transfer, sell or license lenabasum in the Field of Use other than for certain clinical or development purposes, or if we enter into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the CFFT Award Agreement as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or we may terminate the 2015 CFFT Award Agreement for cause, which includes our material failure to achieve certain commercialization and development milestones. Our payment obligations, if any, would survive the termination of the 2015 CFFT Award Agreement.

2018 CFF Award

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

Our net losses for the years ended December 31, 2017, 2016 and 2015 were approximately $32,422,000, $19,999,000 and $8,851,000, respectively, and our net losses for the three months ended March 31, 2018 and 2017 were approximately $11,695,000 and $7,465,000, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $77,393,000.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to the clinical trials for lenabasum. As of March 31, 2018, our consolidated cash and cash equivalents balance was approximately $71.0 million. On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) pursuant to which Cantor Fitzgerald is serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we have sold 1,500,000 shares for net proceeds of $11.2 million to date. On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which we received $6.25 million in the first quarter of 2018, and subsequently in May 2018 became entitled to receive an additional $6.25 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2018. We expect that the remainder of the Award will be paid to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

We expect our cash and cash equivalents of approximately $71.0 million at March 31, 2018 and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received $6.25 million to date, to be sufficient to meet our operating and capital requirements through the end of the fourth quarter of 2019, based on current planned expenditures.

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

In the United States, under the Medicare Modernization Act, or MMA, Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs by approving and subsidizing prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

Both Congress and the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the ‘non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for lenabasum and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

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

We currently rely on a single foreign supplier for manufacturing the starting chemical intermediates and finished bulk drug product. We also rely on a single foreign supplier for the manufacturing of the finished lenabasum capsules. The facilities used by our two contract manufacturers to manufacture lenabasum must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing processes of, and are completely dependent on, our two contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to lenabasum. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of lenabasum or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market lenabasum, if approved.

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

There are risks associated with scaling up manufacturing to commercial scale. If our contract manufacturers are unable to manufacture our product candidate, lenabasum on a commercial scale, this could potentially delay regulatory approval and commercialization or materially adversely affect our results of operations.

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, and lot consistency. Even if we obtain regulatory approval for lenabasum, there is no assurance that our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In the United States, our product candidate, lenabasum, is currently classified as a Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical studies indicate that the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

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

While lenabasum is a Schedule I controlled substance, if lenabasum is approved for medical use by the FDA, it will have satisfied the “accepted medical use” requirement of the CSA. If and when lenabasum receives FDA approval, the DEA will make a scheduling determination and place lenabasum in a schedule other than Schedule I or declassify it in order for it to be prescribed to patients in the United States. As part of the scheduling determination, FDA will assess the abuse and dependence potential of lenabasum and make a scheduling recommendation to DEA. If approved by the FDA, the length of time the DEA takes to complete the rescheduling or declassification of lenabasum is uncertain and could be lengthy and we will not be able to sell the drug until the rescheduling is complete. Any delays in the rescheduling could have a material adverse impact on our results of operations.

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

Although we are not aware of any asserted third-party claims challenging inventorship on our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with us or one of our predecessors in ownership of lenabasum have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees or between our predecessors of ownership and their employees and counterparties, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we are more closely analyzing all facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of our intellectual property is made more difficult by the fact that certain of our intellectual property was developed by other companies for other indications before being acquired by us. Consequently, we cannot be sure that we have all of the documentary records relevant to such an analysis. In the course of our analysis we have identified a potential issue regarding incomplete inventorship on certain aspects of our lenabasum portfolio that were developed prior to our acquisition of lenabasum. We are currently analyzing our options with respect to this matter, and are considering the option to negotiate commercial terms with a third party for an assignment with respect to this subject matter. In the event we proceed with this option and do not reach agreement on commercially reasonable terms, the matter may result in a dispute as to inventorship with respect to certain patent rights, which may need to be ultimately resolved by litigation.

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

As of March 31, 2018, we had 50 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize lenabasum and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Our officers, directors, and five percent stockholders collectively owned approximately 19.1% of our outstanding shares of common stock as of March 31, 2018. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

As of March 31, 2018, we had outstanding options to purchase an aggregate of 9,342,584 shares of our common stock at a weighted average exercise price of $4.50 per share and warrants to purchase an aggregate of 2,288,500 shares of our common stock at a weighted average exercise price of $6.33 per share.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As of March 31, 2018, we had 50 full-time employees, which results in a lack of segregation of duties, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

10.1

Controlled Equity OfferingSM Sales Agreement, dated January 5, 2018, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on January 5, 2018).

10.2	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

10.1

Controlled Equity OfferingSM Sales Agreement, dated January 5, 2018, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on January 5, 2018).

10.2	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 10, 2018	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

