Form 10-Q
period 2018-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2018-11-08
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2018

or

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

As of November 2, 2018, 57,237,496 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,659,346	$62,537,495
Restricted cash	—	158,991
Prepaid expenses and other current assets	2,800,023	2,808,244
Total current assets	58,459,369	65,504,730
Property and equipment, net	2,702,266	1,432,655
Other assets	19,939	40,776
Total assets	$61,181,574	$66,978,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$332,861
Accounts payable	6,153,041	3,130,295
Accrued expenses	7,385,596	4,741,519
Deferred revenue	3,389,809	—
Total current liabilities	16,928,446	8,204,675
Deferred rent, noncurrent	1,382,396	989,550
Other liabilities	—	375
Total liabilities	18,310,842	9,194,600
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 57,237,496 and 55,603,427 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,724	5,560
Additional paid-in capital	146,929,056	123,476,102
Accumulated deficit	(104,064,048)	(65,698,101)
Total stockholders’ equity	42,870,732	57,783,561
Total liabilities and stockholders’ equity	$61,181,574	$66,978,161

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue from awards	$1,090,878	$796,312	$2,894,966	$2,440,195
Operating expenses:
Research and development	12,807,800	5,622,511	32,833,029	17,752,283
General and administrative	3,181,071	2,130,587	9,218,652	6,388,802
Total operating expenses	15,988,871	7,753,098	42,051,681	24,141,085
Operating loss	(14,897,993)	(6,956,786)	(39,156,715)	(21,700,890)
Other income (expense), net:
Interest income, net	268,335	43,402	738,052	50,039
Foreign currency exchange gain (loss)	28,447	(52,212)	52,716	(77,071)
Other income (expense), net	296,782	(8,810)	790,768	(27,032)
Net loss	$(14,601,211)	$(6,965,596)	$(38,365,947)	$(21,727,922)
Net loss per share, basic and diluted	$(0.26)	$(0.14)	$(0.67)	$(0.44)
Weighted average number of common shares outstanding, basic and diluted	57,218,832	50,221,597	56,917,897	48,946,335

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017 (audited)	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Issuance of common stock, net of issuance costs of $464,680	1,500,000	150	11,235,170	—	11,235,320
Stock-based compensation expense	—	—	5,659,928	—	5,659,928
Issuance of common stock upon exercise of stock options	129,069	13	337,632	—	337,645
Issuance of common stock upon exercise of warrants	5,000	1	4,999	—	5,000
Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225
Net loss	—	—	—	(38,365,947)	(38,365,947)
Balance at September 30, 2018	57,237,496	$5,724	$146,929,056	$(104,064,048)	$42,870,732

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,365,947)	$(21,727,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,659,928	4,233,511
Depreciation and amortization	338,651	191,093
Loss on foreign exchange	36,164	39,492
Deferred rent	392,846	26,754
Changes in operating assets and liabilities:
Decrease in customer receivable	12,500,000	500,000
(Increase) decrease in prepaid expenses	(26,554)	210,393
(Increase) decrease in other assets	20,837	(65,026)
Increase in accounts payable	3,654,483	517,677
Increase (decrease) in accrued expenses	2,646,852	(668,286)
Decrease in deferred revenue	(2,860,191)	(1,940,195)
Net cash used in operating activities	(16,002,931)	(18,682,689)
Cash flows from investing activities:
Purchases of property and equipment	(2,050,662)	(127,246)
Net cash used in investing activities	(2,050,662)	(127,246)
Cash flows from financing activities:
Principal payments on notes payable	(332,861)	(271,757)
Proceeds from issuance of common stock	12,042,645	41,378,762
Issuance costs paid for common stock financings	(690,181)	(689,023)
Principal payments on capital lease obligation	(3,150)	(2,835)
Net cash provided by financing activities	11,016,453	40,415,147
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,037,140)	21,605,212
Cash, cash equivalents, and restricted cash at beginning of the period	62,696,486	15,192,257
Cash, cash equivalents, and restricted cash at end of the period	$55,659,346	$36,797,469
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$8,019	$10,691
Fair value of warrant issued in connection with Investment Agreement	$6,215,225	$—
Purchases of property and equipment included in accounts payable	92,696	—
Write off of fully amortized leasehold improvements	$191,244	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2018

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018, the results of its operations for the three months and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 12, 2018. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITYAND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2018, had an accumulated deficit of $104,064,048. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash and cash equivalents of $55,659,346 at September 30, 2018 to be insufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and CRB-4001 (see Note 4). The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 9), and the valuation of the CFF Warrant discussed in Note 12.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At September 30, 2018 and December 31, 2017, cash equivalents were comprised of money market funds. For purposes of preparing the statement of cash flows, the Company considers payments of amounts previously accrued for stock issuance costs or property, plant, and equipment as payments for those original purposes.

Restricted cash as of December 31, 2017 in the amount of $108,991 was classified in current assets and included a collateral account for the Company’s corporate credit cards. This collateral account was closed in the first quarter of 2018 and accordingly the cash became unrestricted. Additionally, as of December 31, 2017, restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 which was classified in current assets as of December 31, 2017. This stand-by letter of credit was terminated in the first quarter of 2018 in connection with the August 2017 Lease Agreement discussed in Note 6, and accordingly, the cash became unrestricted.

Cash, cash equivalents, and restricted cash consists of the following:

	September 30, 2018	December 31, 2017
Cash	$423,443	$206,510
Money market fund	55,235,903	62,330,985
Cash and cash equivalents	55,659,346	62,537,495

Restricted cash	—	158,991
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,659,346	$62,696,486

As of September 30, 2018, all of the Company’s cash was held in the United States, except for approximately $360,000 of cash which was held in our subsidiary in the United Kingdom. As of December 31, 2017, all of the Company’s cash was held in the United States.

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying values of the notes payable approximate their fair value due to the fact that they are at market terms.

Property and Equipment

The estimated life for the Company’s property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the shorter of their useful lives or the respective leases. See Note 5 for details of property and equipment and Note 6 for operating and capital lease commitments.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threating, inflammatory fibrotic diseases. As of September 30, 2018 and December 31, 2017, all of the Company’s assets were located in the United States, except for approximately $360,000 of cash which was held in our subsidiary in the United Kingdom as of September 30, 2018.

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

Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2018 or December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has recorded a provisional estimate in these financial statements for the effect of the corporate tax rate change. There has been no change to the provisional amounts recorded by the Company since December 31, 2017.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2018 and 2017.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant to employees is estimated as of the date of grant using the Black-Scholes option-pricing model, net of estimated forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Stock options granted to non-employee consultants are revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value are recorded as adjustments to expense over the related vesting period.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore are excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Basic and diluted net loss per share of common stock:
Net loss	$(14,601,211)	$(6,965,596)	$(38,365,947)	$(21,727,922)
Weighted average shares of common stock outstanding	57,218,832	50,221,597	56,917,897	48,946,335
Net loss per share of common stock-basic and diluted	$(0.26)	$(0.14)	$(0.67)	$(0.44)

The impact of the following potentially dilutive securities outstanding as of September 30, 2018 and 2017 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	September 30,
	2018	2017
Warrants	2,283,500	1,288,500
Stock options	9,434,241	7,724,779
Total	11,717,741	9,013,279

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (ASC) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”), as amended, which amends the guidance in former ASC 605, Revenue Recognition (“ASC 605”), and is effective for public companies for annual and interim periods beginning after December 15, 2017. Specifically, the new standard differs from ASC 605 in many respects, such as in the accounting for variable consideration received, including milestone payments or contingent payments. Under the Company’s accounting policy prior to the adoption of ASC 606 in the first quarter of 2018, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved (See Note 9). ASC 606, however, may require a company to recognize such payments before the payment-triggering event is completely achieved based on the Company’s estimate of the amount of consideration to which it will be entitled in exchange for transferring the services, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application, and elected to utilize a practical expedient and did not restate contracts that were completed as of the date of adoption. Since the Company has concluded its performance obligations and has completed recognizing revenue under the 2015 CFFT Award discussed in Note 9 in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award. Revenue for the three and nine months ended September 30, 2018 was $1,090,878 and $2,894,966, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award discussed in Note 9. The total impact to revenue for the three and nine months ended September 30, 2018 as a result of the adoption of ASC 606 was lower revenue of approximately $511,000 and $525,000, respectively.

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

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. The adoption of ASU 2016-02 will have an impact on the Company’s financial position as the Company has an operating lease commitment for office space as of September 30, 2018 with future non-cancelable lease payments amounting to $5,146,790 (see Note 6) for which ASU 2016-02 would apply. The Company anticipates that the adoption of ASU 2016-02 will result in the recognition of additional right of use assets and corresponding liabilities on its condensed consolidated balance sheets. The Company is in the process of quantifying the amount of financing and operating leases, corresponding liabilities and the cumulative effect adjustment to accumulated deficit that will be recorded upon adoption of the amended guidance. The Company also anticipates implementing changes to its controls to support the lease accounting and related disclosures under ASU 2016-02.

Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are to be measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, The Company expects to adopt ASU 2018-07 in the first quarter of fiscal 2019 and is evaluating the expected impact the adoption will have on the Company’s financial statements.

4.	LICENSE AGREEMENT

The Company, entered into a License Agreement (the “Jenrin Agreement”) with Jenrin Discovery, LLC, a privately-held Delaware limited liability company (“Jenrin”), effective September 20, 2018. Pursuant to the Jenrin Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system. The lead product candidate is CRB-4001, a peripherally-restricted CB-1 inverse agonist targeting fibrotic liver, lung, heart and kidney diseases. The Company plans to commence a Phase 1 clinical trial of CRB-4001 in 2019.

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. ASU 2017-01 requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The Company determined that substantially all of the fair value of the Jenrin Agreement was attributable to a single in-process research and development asset, CRB-4001, which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development asset. Thus, the Company recorded the $250,000 upfront payment to research and development expenses in the third quarter of 2018. The Company will account for the $18.4 million of development and regulatory milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017

Computer hardware and software	$279,151	$136,522
Office furniture and equipment	907,916	287,048
Leasehold improvements	2,026,495	191,244
Construction in progress	—	1,181,730
Property and equipment, gross	3,213,562	1,796,544
Less: accumulated depreciation	(511,296)	(363,889)
Property and equipment, net	$2,702,266	$1,432,655

Depreciation expense was $132,337 and $126,641 for the three months ended September 30, 2018 and 2017, respectively and $338,651 and $191,093 for the nine months ended September 30, 2018 and 2017, respectively. In the first quarter of 2018, the Company wrote off $191,244 of fully amortized leasehold improvements related to the termination of the September 2016 Amendment in February 2018 as discussed in Note 6.

On December 30, 2015, the Company entered into a lease agreement for a copier machine. The cost of the machine was approximately $12,000 and is included in office furniture and equipment category in the table above. The lease payments commenced when the machine was placed in service in January 2016. The machine is being amortized over the life of the lease, which is for a three-year term and includes a bargain purchase option at the end of the term. See Note 6 for details of this capital lease commitment.

6.	COMMITMENTS AND CONTINGENCIES

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

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) with the same landlord, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement is for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which may be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively. The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $612 and $4,161 for the three and nine months ended September 30, 2018, respectively.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, noncurrent in the Company’s balance sheet as of September 30, 2018 and December 31, 2017.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2018, the future minimum rent commitments are as follows:

2018 (remainder of year)	$117,500
2019	623,958
2020	784,243
2021	830,600
2022	855,150
Thereafter	1,935,339
Total	$5,146,790

Total rent expense for the three months ended September 30, 2018 and 2017 was $146,229 and $92,671, respectively. Total rent expense for the nine months ended September 30, 2018 and 2017 was $440,972 and $209,687, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of September 30, 2018 and December 31, 2017, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of September 30, 2018:

2018 (remainder of year)	$1,135
2019	379
Total future minimum lease payments	1,514
Less: interest	(33)
Future capital lease obligations	1,481
Less: current portion	(1,481)
Long-term portion	$—

7.	NOTES PAYABLE

In October 2016, the Company entered into a loan agreement with a financing company for $348,750 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $39,114 over a nine-month period. Interest accrued on this loan at an annual rate of 2.25%. This loan was fully repaid in July 2017.

In November 2017, the Company entered into a loan agreement with a financing company for $415,265 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrues on this loan at an annual rate of 2.35%. This loan was fully repaid in August 2018.

Prepaid expenses as of September 30, 2018 and December 31, 2017 included $29,226 and $368,976, respectively, related to this insurance policy.

For the three months ended September 30, 2018 and 2017, interest expense for notes payable totaled $213 and $73, respectively. For the nine months ended September 30, 2018 and 2017, interest expense for notes payable totaled $2,777 and $2,042, respectively.

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017

Accrued clinical operations and trials costs	$4,223,787	$2,003,799
Accrued product development costs	1,333,392	1,255,439
Accrued compensation	1,504,736	1,335,672
Accrued other	323,681	146,609
Total	$7,385,596	$4,741,519

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

In accordance with ASC 605, the Company recorded $796,312 and $2,440,195 of revenue during the three and nine months ended September 30, 2017, respectively, under the 2015 CFFT Award Agreement. No revenue was recorded under the 2015 CFFT Award Agreement during the three and nine months ended September 30, 2018 as the final performance period concluded in the third quarter of 2017. Under ASC 605, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved. Effective January 1, 2018, ASC 605 was superseded by ASC 606 (See Note 3). The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company concluded its performance obligations and completed recognizing revenue under the 2015 CFFT Award Agreement in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606.

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

The Company recorded $1,090,878 and $2,894,966 of revenue during the three and nine months ended September 30, 2018, respectively, under the Investment Agreement. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $12,500,000 in milestone payments during the nine months ended September 30, 2018 which was recorded as an increase to deferred revenue. A roll forward of deferred revenue for the nine months ended September 30, 2018 is presented below:

September 30, 2018
Beginning balance	$—
Billing to CFF upon achievement of milestones	12,500,000
Fair value of CFF Warrant	(6,215,225)
Recognition of revenue	(2,894,966)
Ending balance	$3,389,809

The CFF Warrant is accounted for as a payment to the customer under ASC 606. See Note 12 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half year period expected to be completed in the second quarter of 2020. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

10.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 57,237,496 shares and 55,603,427 shares were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

During the three and nine months ended September 30, 2018, the Company issued 40,000 and 129,069 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $34,378 and $337,645 from these exercises, respectively. During the three and nine months ended September 30, 2017, the Company issued 2,500 and 239,817 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $8,250 and $109,053 from these exercises, respectively.

On January 5, 2018, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company may direct Cantor Fitzgerald as its sales agent to sell common stock up to an aggregate offering of up to $50 million under an “At the Market Offering” (“January 2018 Sales Agreement”). Sales of common stock under the January 2018 Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $50 million. During the first quarter of 2018, the Company sold 1,500,000 shares of its common stock to an institutional investor under the January 2018 Sales Agreement for which the Company received net proceeds of approximately $11.2 million. The Company did not sell any shares under the January 2018 Sales Agreement in the second or third quarter of 2018. In the nine months ended September 30, 2017, the Company sold 1,413,633 shares of its common stock under a sales agreement that the Company entered into in November 2016 with Cantor Fitzgerald (“Sales Agreement”) for net proceeds of $13,268,208. The Sales Agreement was terminated in October 2017.

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

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2018, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of January 1, 2018, the 2014 Plan had a total reserve of 15,543,739 shares and there were 6,960,334 shares available for future grants. As of September 30, 2018, there were 5,241,990 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2018 and 2017, the Company recorded non-cash, stock-based compensation expense of $1,958,917 ($1,943,865 for employees and $15,052 for non-employees) and $1,351,284 ($1,213,552 for employees and $137,732 for non-employees), respectively, net of estimated forfeitures. For stock options issued and outstanding for the nine months ended September 30, 2018 and 2017, the Company recorded non-cash, stock-based compensation expense of $5,659,928 ($5,584,313 for employees and $75,615 for non-employees) and $4,233,511 ($3,302,437 for employees and $931,073 for non-employees), respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.48%	2.13%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.57
Expected volatility	87.6%	85.8%

A summary of option activity for the nine months ended September 30, 2018 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,844,966	$3.75
Granted	2,138,500	7.62
Exercised	(129,069)	2.62
Forfeited	(420,156)	7.85
Outstanding at September 30, 2018	9,434,241	$4.46	7.45	$32,456,058
Vested at September 30, 2018	5,671,042	$2.73	6.61	$28,253,546

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $5.67 and $6.22 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was approximately $494,360 and $1,935,624, respectively. The total fair value of options that were vested as of September 30, 2018 and 2017 was $12,359,043 and $5,806,159, respectively. As of September 30, 2018, there was approximately $16,378,737 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.69 years as of September 30, 2018.

12.	WARRANTS

During the three and nine months ended September 30, 2018, 5,000 warrants were exercised for proceeds of $5,000. No warrants were exercised during the three and nine months ended September 30, 2017.

At September 30, 2018, there were warrants outstanding to purchase 2,283,500 shares of common stock with a weighted average exercise price of $6.34 and a weighted average remaining life of 3.14 years, including the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 9). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

13.	RELATED PARTY TRANSACTIONS

On September 20, 2016, the Company entered into a consulting agreement (the “2016 Consulting Agreement”) with Orchestra Medical Ventures, LLC (“Orchestra”), of which a member of our Board of Directors, David Hochman, is Managing Partner. Under this agreement, Orchestra rendered a variety of consulting and advisory services relating principally to identifying and evaluating strategic relationships, licensing opportunities, and business strategies. The term of the 2016 Consulting Agreement commenced on September 20, 2016 and expired on March 20, 2017. Pursuant to the terms of the 2016 Consulting Agreement, the Company paid to Orchestra cash compensation in an aggregate amount of $100,000, of which $50,000 was expensed in the first quarter of 2017. In connection with this agreement, the Company granted an equity incentive award to Mr. Hochman consisting of options to purchase 50,000 shares (“Option Shares”) of common stock (the “Option Award”) pursuant to the Company’s 2014 Equity Compensation Plan, of which fifty percent (50%) vested on the three (3) month anniversary of the date of grant of the Option Award and the remainder of the Option Shares vested on the six (6) month anniversary of the date of grant of the Option Award. The Option Shares were granted with an exercise price of $7.14 per share. The Company recorded stock-based compensation expense of approximately $222,000 during the year ended December 31, 2016 and $171,000 during the first quarter of 2017 in respect of the Option Award. No stock-based compensation expense was recorded after the first quarter of 2017 related to the Option Shares as they were fully vested in March 2017.

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

Overview

We are a Phase 3, clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our lead product candidate, lenabasum, is a novel synthetic, oral, endocannabinoid drug designed to resolve chronic inflammation and fibrotic processes. We are currently developing lenabasum to treat four life-threatening diseases: systemic sclerosis (SSc), cystic fibrosis (CF), dermatomyositis (DM) and systemic lupus erythematosus (SLE).

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

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that is expected to enroll 354 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award for up to $25 million (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”). In DM, we received guidance from the FDA on the protocol design for the next clinical study, which we expect to commence before the end of 2018. The international Phase 3 trial will be a 1-year, double-blind, randomized, placebo-controlled study testing efficacy and safety of lenabasum in approximately 150 adults with DM. Subjects will be randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome will be American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score (“TIS”) in adult dermatomyositis and polymyositis, a composite measure of improvement from baseline in six endpoints: Physician Global Activity, Patient Global Activity, Health Assessment Questionnaire, Manual Muscle Testing, muscle enzymes, and extra-muscular activity. Change in the Cutaneous Dermatomyositis Activity and Severity Index (“CDASI”) activity score will be a secondary efficacy outcome. Open-label extension studies are ongoing in SSc, CF and DM following the completion of the Phase 2 studies in these indications.

The U.S. Food and Drug Administration, or the FDA, has granted lenabasum Orphan Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or the EMA, has granted lenabasum Orphan Designation for SSc, CF and DM.

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

In September 2018, we acquired an exclusive worldwide license (the “Jenrin Agreement”) to develop, manufacture and market drug candidates from more than 600 compounds targeting the endocannabinoid system from Jenrin Discovery LLC (“Jenrin”). The pipeline includes CRB-4001, Jenrin’s 2nd generation, peripherally-restricted, CB1 inverse agonist targeting liver, lung, heart and kidney fibrotic diseases. The current portfolio for CRB-4001 includes multiple issued and pending patent applications. CRB-4001 was developed in collaboration with and with financial support from the NIH. CRB-4001 was specifically designed to eliminate blood-brain barrier penetration and brain CB1 receptor occupancy that mediate the neuropsychiatric issues associated with first-generation CB1 inverse agonists such as rimonabant. Potential indications for CRB-4001 include NASH, primary biliary cholangitis, idiopathic pulmonary fibrosis, radiation-induced pulmonary fibrosis, myocardial fibrosis after myocardial infarction, and acute interstitial nephritis, among others.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at September 30, 2018, we had an accumulated deficit of approximately $104,064,000. Our net losses for the three months ended September 30, 2018 and 2017 were approximately $14,601,000 and $6,966,000, respectively and for the nine months ended September 30, 2018 and 2017 our net losses were approximately $38,366,000 and $21,728,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application, and elected to utilize a practical expedient and did not restate contracts that were completed as of the date of adoption. Since we have concluded our performance obligations and have completed recognizing revenue under the 2015 CFFT Award discussed in the third quarter of 2017, there was no cumulative effect to record at the date of the our adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award. Revenue for the three and nine months ended September 30, 2018 was $1,090,878 and $2,894,966, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $1,090,878 and $796,312 of revenue in the three months ended September 30, 2018 and 2017, respectively. Amounts recognized in revenue in 2017 were related to an award agreement (the “2015 CFFT Award Agreement) we entered into in fiscal 2015 with the CFFT, pursuant to which we received a development award (the “2015 CFFT Award”) for up to $5 million in funding. We received a total of $5 million in payments under the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Amounts recognized in revenue for the three months ended September 30, 2018 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received an aggregate $12.5 million in nine months ended September 30, 2018 upon our achievement of a milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Research and development expenses for the three months ended September 30, 2018 totaled approximately $12,808,000, an increase of approximately $7,185,000 over the $5,623,000 recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of $5,940,000 in clinical trial costs, $1,041,000 in compensation costs, and $204,000 in stock-based compensation expense. During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 41% of research and development expenses recorded for the three months ended September 30, 2018 was recorded in these entities.

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

General and administrative expense for the three months ended September 30, 2018 totaled approximately $3,181,000, an increase of approximately $1,050,000 over the $2,131,000 recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of approximately $403,000 in stock-based compensation expense, $359,000 in compensation costs, $249,000 in legal costs, and an aggregate net increase of approximately $39,000 for other general and administrative expenses.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses.

Other income, net for the three months ended September 30, 2018 totaled approximately $297,000, as compared to other expense, net for the three months ended September 30, 2017 of approximately $9,000, and was primarily attributable to an increase in net interest income of approximately $225,000 due to increased cash balances in the third quarter of 2018 as compared to the third quarter of 2017, plus increases in foreign currency exchange transaction gains of approximately $81,000.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

We have recognized $2,894,966 and $2,440,195 of revenue in the nine months ended September 30, 2018 and 2017, respectively. Amounts recognized in revenue in 2017 were related to the 2015 CFFT Award. We received a total of $5 million in payments under the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Amounts recognized in revenue for the nine months ended September 30, 2018 were in connection with the 2018 CFF Award. We received an aggregate of $12.5 million in the nine months ended September 30, 2018 upon our achievement of a milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We assessed the 2018 CFF Award for accounting under ASC 606, which we adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 totaled approximately $32,833,000, an increase of approximately $15,081,000 over the $17,752,000 recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $11,441,000 in clinical trial costs, $2,838,000 in compensation costs, and $802,000 in stock-based compensation expense.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 26% of research and development expenses recorded for the nine months ended September 30, 2018 was recorded in these entities.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2018 totaled approximately $9,219,000, an increase of approximately $2,830,000 over the $6,389,000 recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of approximately $1,208,000 in compensation costs, $624,000 in stock-based compensation expense, $474,000 in legal costs, $364,000 in consulting expense, and an aggregate net increase of approximately $160,000 for other general and administrative expenses.

Other Income, Net

Other income, net for the nine months ended September 30, 2018 totaled approximately $791,000, as compared to other expense, net for the nine months ended September 30, 2017 of approximately $27,000, and was primarily attributable to an increase in net interest income of approximately $688,000 due to increased cash balances in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, plus increases in foreign currency exchange transaction gains of approximately $129,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At September 30, 2018, our accumulated deficit since inception was approximately $104,064,000.

At September 30, 2018, we had total current assets of approximately $58,459,000 and total current liabilities of approximately $16,928,000, resulting in working capital of approximately $41,531,000. Of our total cash and cash equivalents of $55.7 million at September 30, 2018, $55.3 million was held within the United States.

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $16,003,000, which includes a net loss of approximately $38,366,000, adjusted for non-cash expenses of approximately $6,428,000 largely related to stock-based compensation expense, and approximately $15,935,000 of cash provided by net working capital items principally related to the receipt of $12,500,000 under the 2018 CFF Award during the nine months ended September 30, 2018 and increases in accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2018 totaled approximately $2,051,000, which was largely related to the construction costs and purchases of furniture and fixtures for our office space that we began occupying in February 2018.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled approximately $11,016,000. On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald pursuant to which Cantor Fitzgerald is serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we sold 1,500,000 shares for net proceeds of approximately $11.2 million in the first quarter of 2018. We did not sell any shares under the January 2018 Sales Agreement in the second or third quarter of 2018.

During the nine months ended September 30, 2018, we issued 129,069 shares of common stock upon the exercise of stock options to purchase common stock and we received proceeds of $337,645 from these exercises, and issued 5,000 shares of common stock upon the exercise of stock warrants and we received proceeds of $5,000. Cash provided by financing activities for the nine months ended September 30, 2018 included principal payments on notes payable of approximately $333,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2017 stipulate equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrued on this loan at an annual rate of 2.35%. This loan was paid in full in August 2018. In November 2018, we entered into a loan agreement with a financing company for $501,629 to finance one of our insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $50,871 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%.

We expect our cash and cash equivalents of approximately $55.7 million at September 30, 2018 and the remainder of the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received $12.5 million to date through September 30, 2018 related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2019, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of September30, 2018. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Remainder of Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	After Fiscal 2022
Operating lease obligations (1)	$5,146,790	$117,500	$1,408,201	$1,685,750	$1,935,339
Capital lease obligations (2)	1,514	1,135	379	—	—
Total	$5,148,304	$118,635	$1,408,580	$1,685,750	$1,935,339

(1)	On August 21, 2017, we entered into a lease agreement (“the August 2017 Lease Agreement”) with the initial term of a period of seven years which commenced in February 2018. The base rent pursuant to the August 2017 Lease Agreement ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. The September 2016 Amendment was terminated upon the commencement date of the August 2017 Lease Agreement. Additionally, the August 2017 Lease Agreement required us to provide a standby irrevocable letter of credit of $400,000, which may be reduced, if we are not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, We entered into an unsecured letter of credit with a commercial bank for $400,000 in connection with the August 2017 Lease Agreement.

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2018, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than future payments under development award agreements discussed as follows:

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

License Agreement with Jenrin

Pursuant to the terms of the Jenrin Agreement, we are obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin Agreement, subject to specified reductions.

The Jenrin Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of seven years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Jenrin Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Jenrin Agreement by either party, termination by Jenrin in specified circumstances, termination by Corbus with advance notice and termination upon a party’s insolvency or bankruptcy.

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

Foreign Exchange Risk

The majority of our operations are based in the United States and, accordingly our transactions are denominated in U.S. Dollars. However, we have foreign currency exposures related to our cash valued in the United Kingdom in British Pounds and Euros because our functional currency is the U.S. Dollar in our foreign-based subsidiaries. Our foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in risk factors from what was reported in our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2018.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and as of September 30, 2018, had an accumulated deficit of $104,064,048. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, strategic alliances and the development of our administrative organization. We expect the cash and cash equivalents of $55.7 million at September 30, 2018 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this 10-Q. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional equity or debt capital or spin-off non-core assets to raise additional cash. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and CRB-4001. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to a license agreement with Jenrin Discovery, LLC that is important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, CRB-4001 and other potential developmental candidates. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on the Company. If there is any conflict, dispute, disagreement or issue of non-performance between the Company and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 3, 2018, the Company announced that the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,085,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of all fibrotic diseases, including Corbus’ lead indications, systemic sclerosis, dermatomyositis and cystic fibrosis, and others. The patent provides exclusivity to the Company in the United States for the use of lenabasum through February 12, 2034.

Item 6. Exhibits.

Exhibit No.	Description

10.1	License Agreement, dated as of September 20, 2018, between Corbus Pharmaceuticals, Inc. and Jenrin Discovery, LLC.#*.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement, dated as of September 20, 2018, between Corbus Pharmaceuticals, Inc. and Jenrin Discovery, LLC.#*..

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 8, 2018	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

