Form 10-K
period 2018-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2019-03-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $271,269,436, based on the closing price of the registrant’s common stock on June 30, 2018.

As of March 6, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,395,221.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Item 1. BUSINESS

All references in this report to “Corbus,” the “Company,” “we,” “us,” or “our” mean Corbus Pharmaceuticals Holdings, Inc. and its subsidiaries unless we state otherwise or the context otherwise indicates.

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs by targeting the human endocannabinoid system (ECS). We are developing a pipeline of cannabinoid drug candidates which are rationally designed, synthetic, small molecule drugs which target the ECS to treat inflammatory and fibrotic diseases. Our focus on the ECS is backed by an ever-expanding body of knowledge on the biology of the ECS and its role as being a master regulator of inflammation and fibrosis. Our lead investigational drug candidate, lenabasum, is a novel, synthetic, oral, cannabinoid (CB2 agonist) designed to resolve chronic inflammation and halt fibrotic processes. We are currently developing lenabasum to treat four serious and rare chronic inflammatory diseases: systemic sclerosis (SSc), dermatomyositis (DM), cystic fibrosis (CF) and systemic lupus erythematosus (SLE). In addition, we are developing a pipeline of experimental drug candidates from our library of more than 600 novel cannabinoids targeting the ECS. Our pipeline also includes CRB-4001, a 2nd generation, peripherally-restricted, CB1 inverse agonist designed to treat organ specific fibrotic liver diseases, such as nonalcoholic steatohepatitis (NASH). We expect to initiate a Phase 1 study for CRB-4001 by the end of 2019.

Lenabasum selectively binds to CB2 in the periphery, which is preferentially expressed on activated immune cells, fibroblasts and other cell types, including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis without immunosuppression by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. By its binding to CB2, lenabasum drives innate immune responses from the activation phase into the resolution phase. CB2 plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans with genetic polymorphism in the CB2 gene, as these exhibit excessive inflammation and fibrosis in response to activators of the innate immune system.

Lenabasum is currently being evaluated in a Phase 3 SSc study, expected to enroll 354 patients and be completed in 2020, a Phase 2b CF study expected to enroll 415 patients and be completed in 2020, and a Phase 3 study in DM that commenced in December 2018 and is expected to enroll 150 patients. In addition, we are conducting a Phase 2 SLE study funded by a grant through the National Institutes of Health (NIH) which is expected to enroll 100 patients. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications. Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum has demonstrated acceptable safety and tolerability profiles in clinical studies to date.

The U.S. Food and Drug Administration, or the FDA, has granted lenabasum Orphan Drug Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or the EMA, has granted lenabasum Orphan Designation for SSc, CF and DM.

Recent Developments

On January 3, 2019, we entered into a collaboration and license agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), pursuant to which we granted Kaken an exclusive license to commercialize lenabasum in Japan for the treatment of SSc and DM. In consideration for the license, we will receive a $27 million upfront payment and have the potential to receive approximately $173 million in additional milestone payments. In addition, Kaken is obligated to pay us double digit royalties upon the sale of lenabasum in Japan for SSc and DM. As a result of the $27 million upfront payment, we will owe a $2.7 million royalty (which is 10% of such payment) to CFF pursuant to the Investment Agreement.

On September 20, 2018, we licensed the exclusive worldwide rights to develop, manufacture and market drug candidates from more than 600 compounds targeting the ECS from Jenrin Discovery LLC. In consideration for the license rights, Jenrin was paid $250,000 upfront and is entitled to receive potential milestone payments totaling up to $18,400,000 for each compound Corbus elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalty rates in the mid, single digits based on net sales of the licensed compounds.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, licensing lenabasum to marketing partners and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods, and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Two of the four clinical programs for lenabasum are being supported by non-dilutive awards and grants. The NIH funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trials. In cystic fibrosis, the Phase 2b clinical trial is being funded in part by a development award for up to $25 million from the Cystic Fibrosis Foundation, while the previously completed Phase 2 clinical trial in CF was partially funded by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc., a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

The development status of Corbus pipeline is summarized below:

Figure 1-: Clinical development pipeline

Clinical Development-Lenabasum

Systemic Sclerosis (SSc)

Ongoing Phase 3 Study

In December 2017, we initiated a Phase 3 double-blind placebo-controlled multi-center international clinical study (“RESOLVE-1) in diffuse cutaneous SSc which is expected to be completed in 2020. The RESOLVE-1 is a multi-national study expected to enroll approximately 354 subjects. The planned duration of treatment with study drug is 52 weeks. Subjects will be randomized 1:1:1 to receive lenabasum 5 mg twice per day, lenabasum 20 mg twice per day or placebo twice per day.

The primary efficacy outcome of the RESOLVE-1 study will be change from baseline in modified Rodnan Skin Score (“mRSS”), a measure of skin fibrosis and a standard clinical trial outcome in SSc. Secondary outcomes of the RESOLVE-1 study include patient reported outcome of Health Assessment Questionnaire-Disability Index, the American College of Rheumatology Combined Response Index in diffuse cutaneous Systemic Sclerosis (“ACR CRISS”) score, a novel composite measure of clinical improvement from baseline that incorporates change from baseline in mRSS, and lung function and forced vital capacity, % predicted. These same outcomes were evaluated in the Phase 2 study and are also outcomes for the ongoing open-label extension study.

Encouraging Data from Ongoing Open-Label Extension Study

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

Efficacy Outcomes

The modified Rodnan Skin Score (mRSS), the primary outcome for the Phase 3 study of lenabasum in SSc, improved by a mean (SD) of -10.7 in the 29 subjects who had completed 76 weeks open-label dosing at the time of data analyses, compared to baseline at the start of the Phase 2 double-blind placebo-controlled portion of the study. 87% of the subjects who received open-label dosing with lenabasum achieved a degree of improvement in mRSS (reduction ≥ 5 points) at eighteen months that has been previously associated with improved survival in SSc and 47% of subjects reached a mRSS ≤ 10 points.

The ACR CRISS score steadily increased steadily over time with lenabasum open-label dosing and reached a median of 99% at 76 weeks, with 50% of subjects achieving an ACR CRISS score of 100%. Patient-reported disability, function, skin symptoms and global assessment of health all improved from study start and start of open-label dosing. Forced vital capacity (FVC) % predicted was stable during lenabasum treatment through month nine and a small decrease in mean FVC% predicted was seen after month nine in contrast to the natural history of a decline in FVC in the disease.

Figure 2 and 3: mRSS Results from Phase 2 Study-Primary Outcome Measure for Phase 3 RESOLVE -1 Study

Data are shown for subjects who received lenabasum during double-blinded placebo-controlled dosing (N= 29) and during open-label dosing (N = 36 at the start of open-label dosing). Data are change from the study start at the beginning of the double-blinded placebo-controlled dosing period through week 76 of the open-lapel extension study

Figure 4 & 5: ACR CRISS Results from Phase 2 Study

7

Safety

There have been no severe or serious adverse events (AEs) and no clinically significant laboratory abnormalities related to lenabasum in the Phase 2 study, and the safety and tolerability profile of lenabasum remains favorable after 18 months of dosing in the open label extension.

Positive Data from Double-blinded, Placebo-Controlled Part of Phase 2 Systemic Sclerosis Study

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

Figure 4-mRSS Primary Endpoint in Phase 3 RESOLVE-1 Improved from Baseline

Cystic Fibrosis (CF)

Ongoing Phase 2B Study

In January 2018, the Company initiated a Phase 2b study in CF which is being funded in part by a development award for up to $25 million from the Cystic Fibrosis Foundation (CFF) and is expected to be completed in 2020. The Phase 2b multicenter, double-blinded, randomized, placebo-controlled study is expected to enroll CF subjects who are at least 12 years of age and at increased risk for pulmonary exacerbations. The primary outcome is the event rate of pulmonary exacerbations which is the average number of pulmonary exacerbations per subject per time period. Secondary efficacy outcomes include other measures of pulmonary exacerbations, change in Cystic Fibrosis Questionnaire-Revised Respiratory domain score and change in forced expiratory volume in 1 second (FEV1), % predicted. The study is a multi-center international study expected to enroll 415 patients. Subjects will be centrally randomized to one of three cohorts to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day for 28 weeks, with 4 weeks follow-up off active treatment. This Phase 2b CF study was designed with input from the Therapeutic Development Network of the Cystic Fibrosis Foundation and the European Cystic Fibrosis Society Clinical Trials Network.

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

Figure 5-Lenabasum Reduced Pulmonary Exacerbations in Completed Phase 2 Study

Figure 6-Lenabasum Reduced Inflammation in the Sputum in Completed Phase 2 Study

The Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), the non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation supported the prior Phase 2 study with a $5 million development award. To date, the Company has received two development awards with total potential payments of up to $30 million from the CFF to support the clinical development of lenabasum in CF.

Dermatomyositis (DM)

Ongoing Phase 3 Study

In December 2018, we initiated a Phase 3 double-blind placebo-controlled multi-center international clinical study titled DETERMINE in DM. The DETERMINE study is a multi-center international trial expected to enroll approximately 150 subjects. The planned duration of treatment with study drug is 52 weeks. Subjects will be randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome at Week 52 will be American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score (TIS), which is a weighted composite measure of improvement from baseline in six endpoints, including Physician Global Assessment of Disease Activity, Physician Global Assessment of Extramuscular Disease Activity, Patient Global Assessment of Disease Activity, Health Assessment Questionnaire (patient-reported disability), Manual Muscle Testing, and muscle enzymes. Evaluation of key organ involvement – muscle, skin, and lungs, will be included in secondary efficacy outcomes. Change from Baseline in the Cutaneous Dermatomyositis Activity and Severity index (“CDASI”) composite activity score will be a secondary efficacy outcome.

Encouraging Data from Ongoing Open Label Extension Study

Twenty subjects with skin-predominant DM received open-label dosing with lenabasum at 20 mg twice per day following 16 weeks participation in the preceding double-blinded placebo-controlled part of the lenabasum Phase 2 study. Patients had a mean of about 31 weeks off treatment from the end of lenabasum dosing during the placebo-controlled period before starting open-label dosing. Lenabasum was administered in addition to standard-of-care treatments for DM, including concomitant immunosuppressive drugs in 85% of subjects.

Efficacy Outcomes

The CDASI activity score improved from study start by to -17.6 points at 12 months in the open label extension study (OLE). An improvement of -4 to -5 points in CDASI activity score is considered medically important, and 84% of subjects had improvement in CDASI activity score exceeding -10 points at 12 months in the OLE. Continued improvement was observed during the OLE in patient-reported global assessments of skin activity, skin symptoms, itch and hair loss and physician-reported global disease activity, physician assessment of extramuscular disease activity.

Figure 7: CDASI Activity Score During Open Label Extension

Positive Data from Phase 2 Dermatomyositis Study

In October 2017, the Company completed the double-blind, placebo-controlled portion of the Phase 2 study in skin-predominant DM and reported positive results. The mean improvement (reduction) in the primary efficacy outcome, the CDASI activity score, an, was 9.3 points for lenabasum treatment versus a reduction of 3.7 points for placebo treatment (p = 0.04,2-sided MMRM) at sixteen weeks. Lenabasum also outperformed placebo in multiple secondary efficacy outcomes studied. Lenabasum was well tolerated with no severe or serious side effects associated with the drug. No subjects dropped out. The dermatomyositis trial was funded by a grant from the National Institute of Arthritis and Musculoskeletal and Skin Diseases of the National Institutes of Health to the University of Pennsylvania Perelman School of Medicine.

The single center trial enrolled 22 adults at a 1 to 1 ratio of lenabasum to placebo cohorts. At baseline, subjects in each cohort had a mean CDASI activity score in the severe range and skin symptoms in the extremely severe range despite background treatment with immunosuppressive drugs in 19 of the 22 subjects. Demographic parameters, CDASI activity scores, patient-reported outcomes, and use of immunosuppressive drugs at baseline were similar for lenabasum and placebo cohorts. Subjects received lenabasum 20 mg QD through week 4, then lenabasum 20 mg BID through week 12 with safety and efficacy follow-up thereafter through week 16. All subjects remained on their background standard-of-care therapy throughout the study in DM.

Figure 8-Lenabasum Demonstrated Clinically Meaningful Improvement in CDASI

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

The randomized, double-blind, placebo-controlled, Phase 2 trial is being conducted in the U.S. and is expected to enroll 100 adult SLE patients with active musculoskeletal disease, which is the most common disease manifestation of SLE. Subjects will be randomized in a 1:1:1:1 ratio to one of four cohorts to receive placebo or three different doses of lenabasum for 3 months, with 1-month follow-up. The primary efficacy outcome assesses pain from active musculoskeletal disease, and secondary efficacy outcomes include other assessments of active musculoskeletal disease, overall disease activity using SLE Responder Index, SLE Disease Activity Index (“SLEDAI”) and British Isles Lupus Activity Group (“BILAG”) scoring systems, and patient-reported outcomes.

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

Figure 9-Lenabasum’s Mechanism of Action

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

Effect of Lenabasum in a Human Model of Inflammatory Resolution

Dr. Derek Gilroy, Professor of Experimental Inflammation and Pharmacology at University College of London evaluated the effects of lenabasum in a clinical research model of inflammation and its resolution in healthy volunteers. In this model, inflammation was triggered in healthy individuals by the subcutaneous injection of heat-killed E. coli. Blood flow to the site of inflammation was measured with laser Doppler techniques. Suction blisters were generated over the site of inflammation, and cells and inflammatory mediators were measured in the blister fluid at different times after the injection of E. coli. In this study 22 subjects received either lenabasum at 5 mg or 20 mg twice a day or placebo prior to the procedure.

The data demonstrated that both doses of lenabasum exerted potent anti-inflammatory effects by inhibiting neutrophil infiltration and increased the clearance of bacteria as measured by local endotoxin levels, both key determinants of inflammation. Controlling neutrophils is considered highly important for treating many diseases driven by chronic inflammation. In addition to inhibiting neutrophil accumulation, lenabasum also enhanced clearance of the injected bacteria. The data were published in January 2018 in the peer-reviewed “Clinical Pharmacology & Therapeutics” journal in a paper entitled: “Potent anti-inflammatory and pro-resolving effects of lenabasum in a human model of self-resolving acute inflammation. The findings in this paper provide additional evidence for lenabasum’s unique mechanism of action to modulate the trafficking of key harmful effector cells to the site of infection and injury without compromising internal host defense mechanisms, and instead enhancing it. This dual mechanism of action of lenabasum combines the inhibition of lipid mediators that normally reduce the immune system’s ability to clear bacteria with the inhibition of pro-inflammatory lipid mediators. This unique activity of lenabasum ultimately drives the inflammatory response down the pro-resolution pathway.

Figure 10- Lenabasum Increases Pro-Resolving Lipid Mediators in Humans

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

Clinical Development-CRB-4001 and other synthetic cannabinoid drugs

Corbus is developing CRB-4001, a 2nd generation peripherally-restricted, CB1 inverse agonist for NASH and other fibrotic diseases. CRB-4001 was developed in collaboration with and financial support from the National Institutes of Health (NIH). CRB-4001 was specifically designed to eliminate blood-brain barrier penetration and brain CB1 receptor occupancy that mediate the neuropsychiatric issues associated with first-generation CB1 inverse agonists, such as rimonabant. Corbus also has a pre-clinical library of more than 600 molecules targeting the ECS for the treatment of fibrotic diseases. Corbus expects to commence a Phase 1 study for CRB-4001 by the end of 2019, intended to be followed by a NIH-funded Phase 2 study in NASH. We are also evaluating and characterizing our library of more than 600 compounds to select additional clinical candidates to move forward into clinical studies.

Market Opportunity for Lenabasum in Inflammatory and Fibrotic Diseases

There are many different chronic, serious inflammatory and fibrotic diseases that could be addressed by treatment with lenabasum. Some examples of chronic, serious diseases characterized by inflammation with variable degrees of fibrosis include genetic diseases such as cystic fibrosis, nonalcoholic steatohepatitis (“NASH”), myelofibrosis, lung diseases including idiopathic pulmonary fibrosis, bronchiolitis obliterans, and sarcoidosis and autoimmune diseases including systemic sclerosis, systemic lupus erythematosus, myositis, rheumatoid arthritis, vasculitis, primary biliary cirrhosis.

In autoimmune diseases, four out of the five top selling drugs in the U.S. are anti-inflammatory biologic drugs which had total sales of $42 billion in 2016. These drugs however suppress the immune systems and thus leave patients susceptible to serious infections. Lenabasum, on the other hand, is designed to resolve inflammation without immunosuppression and is an oral pill, which potentially positions it as a front-line, first choice for autoimmune and other serious inflammatory and fibrotic diseases.

Lenabasum Market Opportunity for Current Indications Being Developed

Autoimmune Disorders

Systemic Sclerosis

Systemic sclerosis (SSc) is a chronic, systemic autoimmune disease characterized by activation of innate and adaptive immune systems, an obliterative, proliferative vasculopathy of small blood vessels, and fibrosis of the skin and multiple internal organs. Approximately 200,000 people in the U.S., Europe and Japan have SSc. The disease affects mainly adults (80% of SSc patients are women) with mean age of onset about 46 years of age in the United States and the majority of patients between 45-64 years of age.

A commonly used system classifies SSc patients into those with more wide-spread skin thickening (diffuse cutaneous SSc, about 45% of patients) and those with more restricted skin thickening (limited cutaneous SSc, about 55% of patients). There is significant overlap in the clinical manifestations for these two groups of SSc patients and no known significant differences in disease pathogenesis.

SSc can affect multiple internal organs in the body, including the lungs, heart, kidneys, joints, muscles, esophagus, stomach and intestines. Clinically apparent organ involvement that occurs in more than a third of these patients includes thickened skin, Raynaud’s phenomenon, esophageal symptoms, pulmonary fibrosis, restrictive lung disease, edematous skin, joint contractures, digital ulcers, and muscle weakness. Less frequently occurring, yet life-threatening manifestations include pulmonary artery hypertension (about 1 in 5 patients), cardiac conduction blocks (about 1 in 10 patients), and renal crisis (about 1 in 50 patients). In the U.S., SSc is the deadliest of the systemic autoimmune diseases. The median disease duration for an individual who dies of SSc is 7.1 years from the onset of symptoms. About 85% of deaths caused by SSc are the result of pulmonary fibrosis, pulmonary artery hypertension, or cardiovascular disease, such as sudden death.

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

There is no cure for systemic sclerosis, and there are no FDA-approved treatments for this disease. Other drugs that suppress the immune system but are not specifically FDA approved for SSc are prescribed by some doctors, such as methotrexate, mycophenolate and cyclophosphamide. These treatments may be associated with significant side effects, such as serious infections.

We believe there is general agreement in the SSc community that an effective anti-inflammatory and anti-fibrotic drug would address a significant unmet medical need in SSc, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for SSc, and is not immunosuppressive. We believe such a therapy would be positively received by the market.

Dermatomyositis

Dermatomyositis (DM) is a serious and rare autoimmune idiopathic inflammatory myopathy with characteristic cutaneous findings. About 80,000 individuals in the U.S., Europe and Japan suffer from dermatomyositis. DM usually strikes adults, with most common age of adult onset between 50-60 years.

This systemic disorder most frequently affects the skin and muscles, and DM can also include interstitial lung disease/restrictive lung disease, arthritis, gastrointestinal and cardiac involvement. Inflammatory muscle disease associated with DM can cause discomfort and significant weakness of the proximal muscles of the arms and legs and of the trunk. Dermatomyositis can include damaging inflammation elsewhere in the body, for example: lung inflammation that leads to lung fibrosis and restrictive lung disease; heart inflammation that causes arrhythmia, congestive heart failure, and pericarditis, inflammation of muscles in the esophagus that causes swallowing problems or aspiration pneumonia, and arthritis. DM patients may have active skin disease despite successful treatment of their muscle and/or lung disease. The skin findings in DM can be disfiguring and are inflammatory rashes characterized by redness and itching in exposed areas of the skin, around the eyes, on the hands, and in a “shawl” distribution on the scalp, hands, upper back, and photo-exposed areas. Due to this chronic inflammation, patients with DM have an increased risk of malignancy, most commonly in older patients. By itself, skin involvement in DM has a large negative impact on quality of life, comparable to that of cutaneous lupus erythematosus and vulvodynia, and much higher than those of many dermatologic diseases. The pathophysiology of DM is consistent with a patient’s inherent inability to adequately resolve innate immune responses.

There is no cure for DM, a disease that continues to progressively worsen over time. Typically, people with DM are prescribed drugs that suppress the immune system. These treatments may be associated with significant side effects, such as serious infections. FDA-approved treatments for DM include systemic corticosteroids and adrenocorticotropic hormone analogue.

We believe that an effective drug that controls inflammation in the skin, muscles, and other organs will address a significant unmet medical need in DM, particularly a drug that is orally administered, can be used chronically with other commonly prescribed medications for the disease, and is not immunosuppressive.

Systemic Lupus Erythematosus

Systemic lupus erythematosus (SLE) is a prototypical autoimmune disease with a wide array of clinical manifestations, including arthritis, rash, photosensitivity, oral ulcers, pleuritis, pericarditis, kidney problems, seizures and psychosis and blood cell abnormalities. About 550,000 individuals in the U.S., Europe and Japan suffer from SLE. The musculoskeletal system is the most commonly involved system in SLE. Patients with SLE have an increased frequency of related autoimmune problems, such as Sjogren’s syndrome and antiphospholipid syndrome that require additional treatments. SLE may occur with other autoimmune conditions, such as thyroiditis, hemolytic anemia, and idiopathic thrombocytopenia purpura. Accelerated atherosclerosis among SLE patients is responsible for premature mortality.

The pathology of SLE involves chronic activation of the innate immune system by immune complexes, with activation of the complement cascade, increased production of type 1 interferons and other mediators of inflammation and resultant tissue inflammation and damage.

Medicines specifically approved by the FDA for treatment of SLE are aspirin, hydroxychloroquine, corticosteroids (for example, prednisone), the corticotropin injection Acthar® and the immunosuppressive drug Benlysta®. Other drugs that are not specifically FDA approved for SLE but are often prescribed by physicians include methotrexate, mycophenolate, azathioprine and cyclophosphamide. These treatments may be associated with significant side effects, such as serious infections.

We believe that an effective drug that controls inflammation in the joints and skin as well as improves overall disease activity will address a significant unmet medical need in SLE, particularly a drug that is orally administered, can be used chronically with other commonly prescribed medications for the disease, and is not immunosuppressive.

Cystic Fibrosis

Cystic fibrosis (CF) is a life-long, progressive, debilitating, and life-threatening autosomal recessive disease. Cystic fibrosis is caused by mutations in the gene Cystic Fibrosis Transmembrane Conductance Regulator (CFTR). The CFTR serves as a central hub to modulate transport, trafficking, and signaling in cells. Given multiple roles of CFTR in cellular activation and homeostasis, mutation of the CFTR give rise to multiple disorders in respiratory, digestive and reproductive organs.

The current median life expectancy of cystic fibrosis patients is about 40 years. According to the Cystic Fibrosis Foundation, 30,000 Americans and a total of 70,000 people in the U.S. and Europe suffer from cystic fibrosis.

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

Current therapies for cystic fibrosis include mucolytics to breakdown mucus, antibiotics to fight bacterial infection, and drugs that act to restore some functionality to the faulty CFTR protein in patients, including Kalydeco® Orkambi® and the Symdeco®. Drugs that are designed to partially restore ion channel functions of mutant CFTR protein are not necessarily able to correct the dysfunction of the innate immune system. For example, ivacaftor treatment has not been associated with reduction in sputum neutrophils or neutrophil derived proteases in CF patients.

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

Multiple other immunosuppressive drugs are used to treat chronic, serious, inflammatory diseases, to achieve disease control and to curtail the need for corticosteroids. These include biological agents, such as monoclonal antibodies or fusion proteins, which target a very specific molecule in a key disease pathway. These drugs have several disadvantages including parental administration and increased associated incidence of malignancy and infection. Non-biologic immunosuppressive agents that are used to treat chronic, serious inflammation include methotrexate, mycophenolate, leflunomide, cyclophosphamide, and azathioprine, among others. Intravenous immunoglobulin is used occasionally to treat refractory chronic, serious inflammatory diseases.

Lenabasum As a Pro Resolving Drug with a Novel Mechanism of Action Has Safety Advantages versus Anti-Inflammatory Drugs, Steroids and Immunosuppressive Agents

Corticosteroids and NSAIDs exert their effect by inhibiting the activation of inflammation. In simple terms, both classes of drugs inhibit inflammation by “interfering” with the biochemical pathways in the cell that promote and sustain inflammation. For example, NSAIDs directly inhibit the activity of the COX 1 and COX 2 enzymes that are responsible for generating pro-inflammatory eicosanoids. A drawback of this approach is that it one arm of the eicosanoid pathway (e.g. COX but not LOX) is inhibited resulting in a build-up in LOX-derived inflammatory mediators which leads to gastrointestinal and cardiovascular side effects (termed “molecular shunting”). Lenabasum on the other hand triggers endogenous pathways that resolves inflammation and halts fibrosis without immunosuppression Therefore lenabasum potentially offers a new and unique mechanism to treat a spectrum of rare, chronic, serious inflammatory and fibrotic diseases.

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

Other therapies routinely used by cystic fibrosis patients routinely include antibiotics, such as Cayston from Gilead and TOBI from Novartis, and mucolytics, such as Pulmozyme from Genentech. In addition, Vertex currently markets the only approved drugs that specifically target the defective CFTR protein, Kalydeco, Orkambi and Symdeko.

Competition

For autoimmune disorders such as SSc, DM and SLE, physicians treat patients with a number of drugs including potent immunosuppressants and cytotoxics to try to reduce the autoimmune response characteristic of the disease. These drugs have not proven to be very effective thus there remains a high unmet need for safe and effective drugs to treat these autoimmune disorders. Several companies, including Boehringer Ingelheim, Galapagos, GlaxoSmithkline, Bristol Myers and Sanofi, are actively working to develop new drugs for treating the inflammation and/or fibrosis in SSc. To the best of our knowledge, lenabasum offers a unique mode of action to treat SSc being one of the few oral drugs with the potential to resolve inflammation and halt fibrosis without immunosuppression.

There are numerous drug therapies currently used to treat CF patients, targeting different aspects of this complex disease. Inhaled and oral antibiotics address the pulmonary microbial infection. Mucolytics address the accumulation of mucus in the lungs. Bronchodilators and hydration agents are also used to help improve pulmonary function. Targeting of the inflammatory component of the disease is currently done by high dose Ibuprofen and oral corticosteroids. While these offer some clinical benefit, they are not used chronically due to their adverse side effects which include immunosuppression and metabolic changes (steroids) as well as the risk of gastrointestinal bleeding (ibuprofen). Thus, there is a clear and urgent unmet medical need for safe and effective inflammation-targeting drugs for the chronic treatment of CF that could potentially have a beneficial impact on morbidity and mortality. An emerging and growing area of CF therapy has been the development and commercialization of correctors and potentiators of CFTR by Vertex. Celtaxsys is developing an anti-inflammatory drug to treat CF which completed a Phase 2b study in 2018.

Research and Development

We incurred expenses of approximately $48,614,000 $ and $26,039,000 for research and development activities for the years ended December 31, 2018 and 2017, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for lenabasum.

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

Issued Patents

On December 18, 2018, the Company announced that the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,154,986 to the Company. This patent includes claims covering pharmaceutical compositions of lenabasum and provides exclusivity in the U.S. for the use of lenabasum through 2034.

On October 3, 2018, the Company announced that the USPTO issued U.S. Patent No. 10,085,964 to the Company. This patent includes claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of all fibrotic diseases, including Corbus’ lead indications systemic sclerosis, dermatomyositis, cystic fibrosis and others. The patent provides exclusivity in the U.S. for the use of lenabasum through 2034.

On October 31, 2017, the Company announced that the USPTO issued U.S. Patent No. 9,801,849 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum, Corbus’ lead product in development for the treatment of inflammatory diseases. The patent provides intellectual property protection for Corbus’ use of lenabasum to treat inflammatory diseases in the United States to February 12, 2034.

On November 27, 2017, the Company announced that the USPTO issued U.S. Patent No. 9,820,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of fibrotic diseases, encompassing the Company’s lead indications: systemic sclerosis, DM, cystic fibrosis as well as others. The patent provides intellectual property protection in the United States for the use of lenabasum through February 12, 2034.

On September 20, 2018, we entered in an exclusive license agreement with Jenrin Discovery, LLC which provides us with an exclusive worldwide license to develop and market cannabinoid compounds covered by the Jenrin issued patents and patent applications that cover the composition and method of use of selective cannabinoid receptor modulators. The Jenrin intellectual property portfolio includes fifteen granted U.S. patents and 23 granted or pending foreign patents and applications. This portfolio includes U.S. Patent No 9,987,253, which granted with claims covering the cannabinoid receptor blocker CRB-4001 and methods of using the same for treating obesity, diabetes, inflammatory disorders, cardiometabolic disorders, hepatic disorders, and/or cancers. The licensed intellectual property portfolio provides intellectual property protection in the United States for CRB-4001 to July of 2033, not including any potential patent term extension.

Lenabasum has been granted Orphan Drug Designation for cystic fibrosis, dermatomyositis and systemic sclerosis in the U.S. and in the European Union. In addition, in systemic sclerosis and in cystic fibrosis, Lenabasum has been granted a Fast Track Designation by the FDA. We will be seeking orphan drug status for lenabasum in Japan for systemic sclerosis and eventually in DM. Orphan designation for lenabasum may be pursued for other inflammatory diseases in the U.S. and in Europe. Orphan drug status provides seven years of market exclusivity in the U.S. and ten years in Europe and Japan beginning on the date of drug approval.

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

Development of Drugs in the U.S.

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

Review and Approval in the U.S.

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

Drug Development in Europe

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the U.S., the marketing of medicinal products is subject to the granting of marketing authorizations by regulatory agencies. Also, as in the U.S., the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

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

● The Lanham Act and federal antitrust laws.

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

Distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, traceability, and storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products

The handling of any controlled substances must comply with the U.S. Controlled Substances Act and the Controlled Substances Import and Export Act. In the U.S., our product candidate, lenabasum, is currently classified as Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical studies have demonstrated the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

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

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, the two-year spending law signed by the President of United States on February 9, 2018 includes a provision raising the manufacturer discount to 70% in 2019 in the Medicare Part D coverage gap, also known as the “donut hole.” Under prior law, manufacturers were required to provide a 50% discount on prescription drugs purchased in the donut hole. Manufacturers of branded drugs will face much higher liabilities from donut hole payments beginning in 2019, estimated at multiple billions of dollars for some of the largest companies.

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

Employees

We had 77 full-time employees at December 31, 2018. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

We are a clinical stage pharmaceutical company with a limited operating history. We must complete clinical studies and receive regulatory approval of a New Drug Application, or NDA, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

● successfully manufacture our clinical products and establish commercial drug supply;

● obtain Drug Enforcement Administration, or DEA, licenses necessary for the manufacturing of lenabasum and for evaluating lenabasum in our clinical trials;

● successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of our drug candidates, including lenabasum and CRB-4001;

● secure market exclusivity and/or adequate intellectual property protection for our drug candidates;

● attract and retain an experienced management and advisory team;

● secure acceptance of our drug candidates in the medical community and with third party payors and consumers;

● launch commercial sales of our drug candidates, whether alone or in collaboration with others; and

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We have been engaged in developing lenabasum since 2009, and we licensed the exclusive worldwide rights to develop, manufacture and market drug candidates from Jenrin in the third quarter of 2018. To date, we have not generated any revenue from our drug candidates and we expect to incur significant expense to complete our clinical program for our drug candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2018 and December 31, 2017 were approximately $55,672,000 and $32,422,000, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $121,370,000.

If we were to obtain FDA approval for lenabasum, we would expect that our research and development expenses will continue to increase as we advance clinical trials for additional indications. We may elect to pursue FDA approval for lenabasum in other indications and for other drug candidates, which will result in significant additional research and development expenses. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses will increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our cash or cash equivalents will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to the clinical trials for our drug candidates. As of December 31, 2018, we held cash and cash equivalents of approximately $41.7 million.

On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b clinical trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which we received $12.5 million to date. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

On January 3, 2019, the Company entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of the Company’s investigational drug lenabasum for the treatment of systemic sclerosis (“SSc”) and dermatomyositis (“DM”), two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. Kaken will make an upfront payment to Corbus of $27 million. Corbus will be eligible to receive in addition up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double-digit royalties.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock at a purchase price of $6.50 per share with gross proceeds to the Company totaling $40,290,250, less estimated issuance costs incurred of approximately $2,667,000 (“January 2019 Offering”).

We expect the cash and cash equivalents of approximately $41.7 million at December 31, 2018 together with the $27 million upfront payment to be received from Kaken, less the $2.7 million royalty (which is 10% of such upfront payment) that we will owe to CFF pursuant to the Investment Agreement, and the approximately $37.6 million of net proceeds from the January 2019 Offering, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on planned expenditures.

Other than the Investment Agreement, we do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all, including pursuant to the Investment Agreement due to the dependency of our receiving future payments thereunder on our achieving certain milestones described therein. If we are not successful in raising additional capital, we may not be able to continue as a going concern. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.

Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we may choose to pursue, as an alternative, strategic collaborations that could require us to share commercial rights to our drug candidates with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate we may also need to raise additional capital sooner than expected.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend heavily on the success of lenabasum. If we are unable to generate revenues from lenabasum, our ability to create stockholder value will be limited.

Our most advanced product candidate currently is lenabasum, for which we have completed Phase 1 safety studies and Phase 2 clinical studies and which we are evaluating in subsequent clinical studies. We do not generate revenues from any FDA approved drug products and have no other product candidates in development other than CRB-4001 and the other compounds we licensed from Jenrin, which are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of lenabasum, which may never occur.

If we are not able to obtain any required regulatory approvals for our drug candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

Our clinical trials may be unsuccessful, which would materially harm our business. Even if our ongoing clinical trials are successful, we will be required to conduct additional clinical trials to establish the safety and efficacy of our drug candidates, before a New Drug Application, or NDA, can be filed with the FDA for marketing approval of any of our drug candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our drug candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have never submitted an NDA to the FDA or any comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for our planned indications, or if adequate demand for our drug candidates is not generated, our business will be harmed.

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

● the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials;

● we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidates;

● the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;

● the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

● patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

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

Failure to obtain regulatory approval for any of our drug candidates for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidates. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for any of our drug candidates in any indication will prevent us from commercializing such product candidates, and our ability to generate revenue will be materially impaired.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA will view the results as we do or that any future trials of our drug candidates will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our drug candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for our drug candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics, including demographic factors and health status.

Even if we receive regulatory approval for our drug candidates, we still may not be able to successfully commercialize any of our products, and the revenue that we generate from sales, if any, may be limited.

If approved for marketing, the commercial success of our drug candidates will depend upon their acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

● demonstration of clinical safety and efficacy;

● relative convenience, pill burden and ease of administration;

● the prevalence and severity of any adverse effects;

● the willingness of physicians to prescribe our drug candidates and of the target patient population to try new therapies;

● safety, tolerability and efficacy of our drug candidates compared to competing products;

● the introduction of any new products that may in the future become available to treat indications for which our drug candidates may be approved;

● new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;

● pricing and cost-effectiveness;

● the inclusion or omission of our drug candidates in applicable treatment guidelines;

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

If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve our drug candidates for fewer or more limited indications than we request, may not approve the prices we intend to charge for our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our drug candidates with labels that do not include the labeling claims necessary or desirable for the successful commercialization of a particular indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals, such as risk management plans and a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

Even if we obtain marketing approval for our drug candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates.

Even if we obtain United States regulatory approval of our drug candidates for an indication, the FDA may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval, continued compliance with the CSA and ongoing review by the DEA. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

In addition, if any of our drug candidates are approved for an indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for any of our drug candidates, physicians may nevertheless legally prescribe such products to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

The collaboration and license agreement, or the Collaboration Agreement, with Kaken Pharmaceuticals Co., Ltd., or Kaken, is important to our business. If we or Kaken fail to adequately perform under the Collaboration Agreement, or if we or Kaken terminate the Collaboration Agreement, the development and commercialization of lenabasum for the treatment of SSc and DM in Japan would be delayed or terminated and our business would be adversely affected.

On January 3, 2019, we entered into the Collaboration Agreement with Kaken, pursuant to which we granted to Kaken an exclusive license to commercialize and market lenabasum for the prevention and treatment of DM and SSc in Japan. Our ability to generate revenue under the Collaboration Agreement will depend in large part on our success in further clinical development of lenabasum and Kaken’s success in achieving regulatory approval for, and commercializing lenabasum, in Japan. Such efforts are subject to significant uncertainty. We have no control over the resources, time and effort that Kaken may devote to the commercialization of lenabasum. Any of several events or factors could have a material adverse effect on our ability to generate revenue from Kaken’s commercialization of lenabasum in Japan. For example, Kaken:

● may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for lenabasum for the treatment of DM and SSc;

● may not compete successfully against other products and therapies for DM and SSc;

● may have to comply with additional requests and recommendations from foreign regulatory authorities;

● may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;

● may not commit sufficient resources to the marketing and distribution of lenabasum, whether for competitive or strategic reasons or otherwise due to a change in business priorities; and

● may cease to perform its obligations under the terms of the Collaboration Agreement.

In addition, pursuant to the Collaboration Agreement, we and Kaken have agreed to negotiate in good faith to enter into a supply agreement and a quality agreement. There can be no assurance that we will be able to reach mutually agreeable terms on such agreements with Kaken, and the absence of agreement on such terms would prevent us from gaining the expected benefit of the Collaboration Agreement.

Further, we and Kaken agreed to provide mutual indemnification against losses in connection with third-party claims arising out of breaches of or inaccuracies in the Collaboration Agreement, gross negligence or willful misconduct, and the development or commercialization of lenabasum pursuant to the Collaboration Agreement. Conflicts may arise in connection with these indemnification obligations.

After a specified period of time, Kaken may unilaterally terminate the Collaboration Agreement on 180 days’ prior written notice without any reason and without any further commitment. Kaken may also terminate in the event of certain safety concerns and clinical failures, and either we or Kaken may terminate in the case of the other party’s material breach or insolvency. Termination of the Collaboration Agreement could cause significant delays in our product candidate development and commercialization efforts, which could prevent us from commercializing lenabasum without first expanding our internal capabilities or entering into another agreement with a third party. Any suitable alternative collaboration or license agreement would take considerable time to negotiate and could also be on less favorable terms to us.

We have entered into, and may in the future enter into, collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates. In such cases, we will depend greatly on our third-party collaborators to license, develop and commercialize such drug candidates, and they may not meet our expectations.

We may enter into further co-development and commercialization partnerships for our drug candidates where appropriate. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore, some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

If we enter into collaboration agreements for one or more of our drug candidates, the success of such drug candidates will depend in great part upon our and our collaborators’ success in promoting them as superior to other treatment alternatives. We believe that our drug candidates can be proven to offer disease treatment with notable advantages over drugs in terms of patient compliance and effectiveness. However, there can be no assurance that we will be able to prove these advantages or that the advantages will be sufficient to support the successful commercialization of our drug candidates.

We currently have no sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize our drug candidates.

At present, we have just started building a commercial organization in order to commercialize products that are approved for commercial sales. We must either collaborate with third parties that have such commercial infrastructure or continue to develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our drug candidates, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our drug candidates without strategic partners or licensees include:

● our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

● the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our drug candidates;

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make our drug candidates obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our drug candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Both Congress and the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the ‘non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

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

Our future growth depends, in part, on our ability to enter into and succeed in markets outside of the United States, where we may choose to rely on third party collaborations and will be subject to additional regulatory and commercial burdens, risks and other uncertainties.

Our future profitability will depend, in part, on our ability to gain approval of and commercialize our drug candidates in non-U.S. markets. In some or all of these non-U.S. markets, we intend to enter into licensing and contractual collaborations with third parties, such as Kaken, to handle some or all of the tasks and responsibilities necessary to succeed. Our activities in non-U.S. markets are subject to additional risks and uncertainties, including:

● our ability to enter into favorable licensing and contractual arrangements with our partners;

● our ability to select partners who are capable of achieving success at the tasks they agree to perform;

● obtaining timely and sufficient favorable approval terms for our drug candidates;

● obtaining favorable pricing and reimbursement;

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

International sales of our drug candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, and trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

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

We are, and will be, completely dependent on third parties to manufacture our drug candidates, and our commercialization of our drug candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredients of our drug candidates, or the finished drug products, for use in our clinical trials or for commercial product, if any. As a result, we will be obligated to rely on contract manufacturers if and when our drug candidates are approved for commercialization.

We currently rely on a single foreign supplier for manufacturing the starting chemical intermediates and finished bulk drug product for lenabasum. We also rely on a single foreign supplier for the manufacturing of the finished lenabasum capsules. The facilities used by our two contract manufacturers to manufacture lenabasum must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDAs to the FDA. We do not control the manufacturing processes of, and are completely dependent on, our two contract manufacturing partners for compliance with cGMPs for manufacture of all active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of lenabasum or our other product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our drug candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our drug candidates.

If for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our active pharmaceutical ingredient, or API, or our finished products or should cease doing business with us, we could experience significant interruptions in the supply of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of our drug candidates if we decided to transfer the manufacture of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our drug candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our manufacturing and supply partners will be able to manufacture our drug candidates at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of our drug candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

There are risks associated with scaling up manufacturing to commercial scale. If our contract manufacturers are unable to manufacture our drug candidates on a commercial scale, this could potentially delay regulatory approval and commercialization or materially adversely affect our results of operations.

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, and lot consistency. Even if we obtain regulatory approval for our drug candidates, there is no assurance that our contract manufacturers will be able to manufacture the approved products to specifications acceptable to the FDA or other regulatory authorities, to produce them in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of approved products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our lead product candidate, lenabasum, is currently classified as a Schedule I controlled substance subject to U.S. controlled substance laws and regulations, including regulations of the Drug Enforcement Agency and the U.S. Food and Drug Administration. Failure to obtain the necessary licenses and registrations and failure to comply with these laws could result in the delay in the manufacturing and distribution of lenabasum and could delay the completion of clinical studies. Such delays and the cost of compliance with these laws and regulations, could adversely affect our business operations and our financial condition.

In the United States, our lead product candidate, lenabasum, is currently classified as a Schedule I controlled substance as defined in the Controlled Substance Act (“CSA”). This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical trials indicate that the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

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

Delays in shipping our drug candidates could have a material adverse effect on our business, results of operations and financial condition.

The import and export of our drug candidates requires import and export licenses. In addition, because lenabasum is currently a Schedule I controlled substance in the United States, in addition to the FDA and U.S. Customs and Border Protection, its import and export is also regulated by the DEA. We may not be granted, or if granted, maintain, such licenses for import or export from the authorities these regulatory agencies. Even if we obtain the relevant licenses, shipments of our drug candidates may be held up in transit by any of these authorities, which could cause significant delays and may lead to product batches which no longer meet specifications for use in clinical trials or commercial distribution. Such events could result in delayed development timelines, increased expenses and partial or total loss of revenue from our drug candidates.

We expect that we will rely on third parties to assist us in conducting clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business would be substantially harmed.

We expect to enter into agreements with third-party CROs to assist us in conducting and managing our clinical programs, including contracting with clinical sites to perform our clinical studies. We plan to rely on these parties for execution of clinical studies for our drug candidates and we will control only certain aspects of conducting the clinical studies. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for our drug candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, or if they breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our drug candidates for the subject indications may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or our drug candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any termination or suspension of or delays in the commencement or completion of any necessary studies of our drug candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

● the FDA failing to grant permission to proceed and placing the clinical study on hold;

● subjects failing to enroll or remain in our trials at the rate we expect;

● a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product in the manufacturing process;

● any changes to our manufacturing process that may be necessary or desired;

● subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

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

Product development costs for our drug candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, any IRBs, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of our drug candidates, our commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our drug candidates could be significantly reduced.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We have been granted orphan drug designation in the United States and in the European Union for lenabasum for the treatment of CF, SSc and DM. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for any of our drug candidates for any future indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our drug candidates for any additional indications, if we elect to seek such designation.

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

We have applied for, and may in the future apply for, a breakthrough therapy designation of our product candidates for future indications. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval if the relevant criteria are met.

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

Our ability to successfully market our drug candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which our drug candidates are expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our drug candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

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

We have in-licensed a portion of our intellectual property, and if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to a license agreement with Jenrin pursuant to which we licensed the exclusive worldwide rights to develop, manufacture and market drug candidates from Jenrin. This agreement is important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, CRB-4001 and other potential developmental candidates. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

Lenabasum and our other product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of lenabasum or any of our other product candidates. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize lenabasum or our other product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market lenabasum or any other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign lenabasum or any other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing lenabasum or another product candidate, which could harm our business, financial condition and operating results.

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

Although we are not aware of any asserted third-party claims challenging inventorship on our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with us or one of our predecessors in ownership of lenabasum have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees or between our predecessors of ownership and their employees and counterparties, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we are more closely analyzing all facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of our intellectual property is made more difficult by the fact that certain of our intellectual property was developed by other companies for other indications before being acquired by us. Consequently, we cannot be sure that we have all of the documentary records relevant to such an analysis. In the course of our analysis we identified a potential issue regarding incomplete inventorship on certain aspects of our lenabasum portfolio that were developed prior to our acquisition of lenabasum. Since identifying this potential issue, we reached agreement with the relevant third-party co-inventors and received assignments of such co-inventors’ rights in and to the relevant patents.

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

As of December 31, 2018, we had 77 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Barbara White, our Chief Medical Officer, Craig Millian, our Chief Commercial Officer and Sean Moran, our Chief Financial Officer would adversely impact our business prospects.

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

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. In connection with the merger in April 2014 with Corbus Pharmaceuticals, Inc., our wholly-owned subsidiary, we entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Yuval Cohen, Ph.D., our Chief Executive Officer, Barbara White, M.D., our Chief Medical Officer, Craig Millian, our Chief Commercial Officer and Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

We face a potential risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize our drug candidates. For example, we may be sued if any product we develop or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

● decreased demand for our drug candidates;

● injury to our reputation;

● withdrawal of clinical trial participants;

● costs to defend the related litigation;

● a diversion of management’s time and our resources;

● substantial monetary awards to trial participants or patients;

● product recalls, withdrawals or labeling, marketing or promotional restrictions;

● the inability to commercialize our drug candidates; and

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

Our officers, directors, and five percent stockholders collectively owned approximately 33.4% of our outstanding shares of common stock as of December 31, 2018. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

As of December 31, 2018, we had outstanding options to purchase an aggregate of 9,593,990 shares of our common stock at a weighted average exercise price of $4.51 per share and warrants to purchase an aggregate of 2,283,500 shares of our common stock at a weighted average exercise price of $6.34 per share.

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

The exercise of such outstanding options and warrants will result in dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

We incur significant costs and devote substantial management time as a result of operating as a public company, and we expect those costs to increase, particularly after we are no longer an “emerging growth company.”

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

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

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consisted of 32,733 square feet of leased office space at December 31. 2018. The initial term of the lease agreement for this office space was for a period of seven years and commenced in February 2018. The base rent under this lease agreement ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. On February 26, 2019 we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The commencement date for the New Premises is expected to occur no later than August 1, 2019 and the lease term for the Total Premises is until October 31, 2026. The future minimum rent commitments for the Total Premises are estimated to be approximately as follows:

2019	$678,000
2020	1,288,000
2021	1,592,000
2022	1,640,000
2023	1,687,000
Thereafter	5,036,000
Total	$11,921,000

Item 3.	LEGAL PROCEEDINGS

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

As of March 6, 2019, there are approximately 92 record holders of shares of common stock.

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

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that is expected to enroll 354 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award for up to $25 million (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”). In DM, we received guidance from the FDA on the protocol design for the next clinical study, and announced the commencement of an international Phase 3 study on December 17, 2018. This trial is a 1-year, double-blind, randomized, placebo-controlled study testing efficacy and safety of lenabasum in approximately 150 adults with DM. Subjects are randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome is American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score (“TIS”) in adult dermatomyositis and polymyositis, a composite measure of improvement from baseline in six endpoints: Physician Global Assessment of Disease Activity, Physician Global Assessment of Extramuscular Disease Activity, Patient Global Assessment of Disease Activity, Health Assessment Questionnaire (patient-reported disability), Manual Muscle Testing, and muscle enzymes. Change in the Cutaneous Dermatomyositis Activity and Severity Index (“CDASI”) activity score is a secondary efficacy outcome. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications.

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

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of systemic sclerosis (“SSc”) and dermatomyositis (“DM”), two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. Kaken will make an upfront payment to us of $27 million. Corbus will be eligible to receive in addition up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double- digit royalties.

On January 30, 2019, we consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock at a purchase price of $6.50 per share with gross proceeds to the Company totaling $40,290,250, less estimated issuance costs incurred of approximately $2,667,000.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at December 31, 2018, we had an accumulated deficit of approximately $121.4 million. Our net losses for the years ended December 31, 2018 and 2017 were approximately $55,672,000 and $32,422,000, respectively.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2019 and in the future in connection with our ongoing activities, as we:

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

We adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application, and elected to utilize a practical expedient and did not restate contracts that were completed as of the date of adoption. Since we have concluded our performance obligations and have completed recognizing revenue under the 2015 CFFT Award discussed in the third quarter of 2017, there was no cumulative effect to record at the date of our adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award. Revenue for the year ended December 31, 2018 was $4,822,272 recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award.

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

We recognized $4,822,272 and $2,440,195 of revenue from awards in the years ended December 31, 2018 and December 31, 2017, respectively. Amounts recognized in revenue in 2017 were recognized in accordance with ASC 605 and were related to an award agreement (the “2015 CFFT Award Agreement) we entered into in fiscal 2015 with the CFFT, pursuant to which we received a development award (the “2015 CFFT Award”) for up to $5 million in funding. We received a total of $5 million in payments under the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.

Amounts recognized in revenue for the year ended December 31, 2018 were recognized in accordance with ASC 605 and were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received an aggregate $12.5 million during the year ended December 31, 2018 upon our achievement of a milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2019 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

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

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with nonclinical studies;

●	fees paid to contract manufacturers in connection with the production of lenabasum for clinical trials;

●	fees paid to CRO and research institutions in connection with conducting of clinical studies; and

●	professional service fees for consulting and related services.

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

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Risk free interest rate	2.53%	2.17%
Expected dividend yield	0%	0%
Expected term in years	6.23	7.00
Expected volatility	87.70%	86.36%
Estimated forfeiture rate	5.00%	5.00%

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

Results of Operations

Comparison of Year Ended 2018 to 2017

Revenue from Awards. We have recognized approximately $4,822,000 and $2,440,000 of revenue from awards in the years ended December 31, 2018 and 2017, respectively.

Amounts recognized in 2018 were related to the 2018 CFF Award. We received an aggregate of $12.5 million during the year ended December 31, 2018 upon our achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We assessed the 2018 CFF Award for accounting under ASC 606, which we adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The amounts recognized in 2017 were related to the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award, which concluded in the third quarter of 2017.We received a total of $5 million in payments under the 2015 CFFT Award since its inception. Revenue was recognized for the 2015 CFFT Award under ASC 605 during 2017.

Research and Development. Research and Development expenses for the year ended December 31, 2018 totaled approximately $48,614,000, an increase of $22,575,000 over the $26,039,000 recorded for the year ended December 31, 2017. The increase in fiscal 2018 as compared to fiscal 2017 was primarily attributable to increases of $17,526,000 in clinical trial costs, $4,004,000 in compensation costs, and $1,045,000 in stock-based compensation expense.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 33% of research and development expenses recorded for the year ended December 31, 2018 was recorded in these entities.

General and Administrative. General and Administrative expense for the year ended December 31, 2018 totaled approximately $12,956,000, an increase of $3,992,000 over the $8,964,000 recorded for the year ended December 31, 2017. The increase in 2018 as compared to 2017 was primarily attributable to increases of approximately $1,357,000 in compensation costs, $870,000 in stock-based compensation expense, $799,000 in legal costs, $438,000 in consulting costs, $165,000 in travel, meals, and conventions and $150,000 in facilities costs due to increased headcount, and an aggregate net increase of approximately $213,000 for other general and administrative expenses.

Other Income, Net. Other income, net for 2018 was approximately $1,076,000 as compared to approximately $141,000 recorded for 2017. The increase in 2018 as compared to 2017 was primarily attributable to an increase in net interest income of approximately $800,000 due to increased cash balances in 2018 as compared to 2017, plus increases in foreign currency exchange transaction gains of approximately $135,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At December 31, 2018, our accumulated deficit since inception was approximately $121,370,000.

At December 31, 2018, we had total current assets of approximately $44,240,000 and current liabilities of approximately $18,089,000 resulting in working capital of approximately $26,151,000. Of our total cash and cash equivalents of $41.7 million at December 31, 2018, $41.0 million was held within the United States.

Net cash used in operating activities for the year ended December 31, 2018 was approximately $30,067,000, which includes a net loss of approximately $55,672,000, adjusted for non-cash expenses of approximately $8,596,000 principally related to stock-based compensation expense of $7,610,000, depreciation expense of $494,000 and deferred rent of $422,000, and approximately $17,009,000 of cash provided by net working capital items, principally related to the receipt of $12,500,000 under the 2018 CFF Award during 2018 and increases in accounts payable and accrued expenses.

Cash used in investing activities for the year ended December 31, 2018 totaled approximately $2,300,000, which was largely related to the construction costs and purchases of furniture and fixtures for our office space that we began occupying in February 2018.

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $11,420,000. On January 5, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (“January 2018 Sales Agreement”) with Cantor Fitzgerald pursuant to which Cantor Fitzgerald served as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering,” of which we sold 1,500,000 shares for net proceeds of approximately $11.2 million in the first quarter of 2018. We did not sell any shares under the January 2018 Sales Agreement in the remainder of 2018 and through February 8, 2019, the effective date of our termination of the January 2018 Sales Agreement.

During the year ended December 31, 2018, we also received proceeds of approximately $347,645 from the issuance of 139,069 shares of our common stock upon the exercise of stock options to purchase common stock, and issued 5,000 shares of common stock upon the exercise of stock warrants and we received proceeds of $5,000. Cash provided by financing activities for the year ended December 31, 2018 included proceeds from issuances of notes payable of $491,629, partially offset by principal payments on notes payable of $430,184 in connection with our loan agreements with financing companies. The terms of the loan that we entered into in November 2017 stipulated equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrued on this loan at an annual rate of 2.35%. This loan was paid in full in August 2018. In November 2018, we entered into a loan agreement with a financing company for $491,629 to finance one of our insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%.

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of systemic sclerosis (“SSc”) and dermatomyositis (“DM”), two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. Kaken will make an upfront payment to us of $27 million. We will be eligible to receive in addition up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double- digit royalties.

On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock at a purchase price of $6.50 per share with gross proceeds to us totaling $40,290,250, less estimated issuance costs incurred of approximately $2,667,000. (“January 2019 Offering”).

We expect our cash and cash equivalents of approximately $41.7 million at December 31, 2018 together with the $27 million upfront payment to be received from Kaken, less the $2.7 million royalty (which is 10% of such upfront payment) that we will owe to CFF pursuant to the Investment Agreement, and the approximately $37.6 million of net proceeds from the January 2019 Offering, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on current planned expenditures.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for lenabasum. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2018. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2019	Fiscal 2020- 2021	Fiscal 2022- 2023	After Fiscal 2023
Operating lease obligations (1)	$5,029,289	$623,958	$1,614,843	$1,734,849	$1,055,639
Capital lease obligations (2)	378	378	—	—	—
Total	$5,029,667	$624,336	$1,614,843	$1,734,849	$1,055,639

(1)

On August 21, 2017, we entered into a lease agreement (“the August 2017 Lease Agreement”) with the initial term of a period of seven years which commenced in February 2018. The base rent pursuant to the August 2017 Lease Agreement ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Additionally, the August 2017 Lease Agreement required us to provide a standby irrevocable letter of credit of $400,000, which may be reduced, if we are not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively. We entered into an unsecured letter of credit with a commercial bank for $400,000 in connection with the August 2017 Lease Agreement. On February 26, 2019 we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The commencement date for the New Premises is expected to occur no later than August 1, 2019 and the lease term for the Total Premises is until October 31, 2026.

The future minimum rent commitments for the Total Premises are estimated to be approximately as follows:

2019	$678,000
2020	1,288,000
2021	1,592,000
2022	1,640,000
2023	1,687,000
Thereafter	5,036,000
Total	$11,921,000

(2)	On December 30, 2015, we entered into a lease agreement for a copier machine. The machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2018, other than our leases in the table above, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

2018 CFF Award

Pursuant to the terms of the Investment Agreement, we are obligated to make certain royalty payments to CFF, including a royalty payment of one and one-half times the amount of the 2018 CFF Award, payable in cash within sixty days upon the first receipt of approval of lenabasum in the United States and a second royalty payment of one and one-half times the amount of the 2018 CFF Award upon approval in another major market, as set forth in the Investment Agreement (the “Approval Royalty”). At our election, we may satisfy the first of the two Approval Royalties in registered shares of our common stock. Additionally, we will owe to CFF a royalty payment equal to 10% of any amounts we receive as payment under the collaboration agreement with Kaken, provided that the total royalties that we will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and we may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, we will be required to pay CFF $2,700,000 within 60 days of our receipt of the $27,000,000 upfront cash payment from Kaken described above.

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

Collaboration Agreement with Kaken

Pursuant to the terms of the Kaken Agreement, we will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Products in the Initial Indications in the Territory, and Kaken will bear the cost of, and be responsible for, among other things, preparing and filing applications for regulatory approval in the Territory and for commercializing Licensed Products in the Territory, and will use commercially reasonable efforts to commercialize Licensed Products and obtain pricing approval for Licensed Products in the Territory.

In consideration of the license and other rights granted by us, Kaken will pay us, a $27,000,000 upfront cash payment and is obligated to pay potential milestone payments to us totaling up to approximately $173,000,000 for the achievement of certain development, sales and regulatory milestones. In addition, during the Royalty Term (as defined below), Kaken is obligated to pay us royalties on sales of Licensed Products in the Territory, under certain conditions, in the double digits, which royalty shall be reduced in certain circumstances. In particular, for so long as we supply Licensed Products to Kaken pursuant to a supply agreement to be entered into by the parties, royalty payments shall be payable for each unit of Licensed Product that we supply as a percentage of the Japanese National Health Insurance price of the Licensed Product. During any time in which a supply agreement is not in effect, royalty payments shall be changed to a rate to be agreed upon by the parties in good faith.

The Agreement will remain in effect on a Licensed Product-by-Licensed product basis and will expire upon the expiration of the Royalty Term for the final Licensed Product. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Licensed Product in Japan and ends on the latest of (i) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product for such Initial Indication in Japan, or (iii) ten (10) years after the first commercial sale of such Licensed Product for such Initial Indication in Japan. The Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern or clinical failure, or at its convenience following the second anniversary of the first commercial sale of a Licensed Product in either of the Initial Indications in the Territory, with 180 days’ notice.

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

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

4.8	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

10.1	Placement Agency Agreement, dated March 27, 2014, between the Company and Aegis Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.2	Consulting Agreement, dated March 21, 2014, between the Company and Orchestra Medical Ventures (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

Exhibit No.	Description

10.3	Form of Subscription Agreement for the Company’s 2014 Private Placement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.4	Form of Voting Agreement, dated April 11, 2014, by and among the Company and the stockholders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.5	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.7	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.9	Employment Agreement, dated April 11, 2014, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.10	Employment Agreement, dated April 11, 2014, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.11	Amended and Restated Employment Agreement, dated June 19, 2014, between the Company and Sean Moran (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.12	Agreement and Plan of Merger, dated March 27, 2014, by and among the Company, Corbus Pharmaceuticals Acquisition, Inc. and JB Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.13	Subscription Agreement, dated April 2009, between Sumner Burstein and JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.14	Letter Agreement, dated April 29, 2009, between JB Therapeutics, Inc. (which is now known as Corbus Pharmaceuticals, Inc.) and Sumner Burstein (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

10.16	Letter Agreement, dated August 18, 2014, between the Company and Barbara White (incorporated herein by reference to Exhibit 10.15 of the Company’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on March 31, 2015). †

10.17	Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).#

10.18	Amendment No.1 to Employment Agreement, dated April 11, 2016, between the Company and Yuval Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.19	Amendment No.1 to Employment Agreement, dated April 11, 2016, between the Company and Mark Tepper (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.20	Amendment No.1 to Amended and Restated Employment Agreement, dated April 11, 2016, between the Company and Sean Moran (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

Exhibit No.	Description

10.21	Employment Agreement, dated April 11, 2016, between the Company and Barbara White (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016). †

10.22	Securities Purchase Agreement, dated June 10, 2016, between Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2016).

10.23	Consulting Agreement, dated September 20, 2016, between Company and Orchestra Medical Ventures, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.24	Lease, dated May 30, 2014, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.25	First Amendment to Lease, dated August 27, 2015, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.26	Second Amendment to Lease, dated March 30, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.27	Third Amendment to Lease, dated September 13, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.28	Controlled Equity OfferingSM Sales Agreement, dated November 23, 2016, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2016.)

10.29	Securities Purchase Agreement, dated February 28, 2017, between Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

10.30	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.31	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.32	Controlled Equity OfferingSM Sales Agreement, dated January 5, 2018, by and between Corbus Pharmaceuticals Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on January 5, 2018).

10.33	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).#

10.34	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.35	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.36	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.37	Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.38	License Agreement, dated as of September 20, 2018, between Corbus Pharmaceuticals, Inc. and Jenrin Discovery, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018).#

10.39	Collaboration and License Agreement, dated January 3, 2019, between Corbus Pharmaceuticals, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).#

10.40	Lease Amendment No. 1, dated as of February 26, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc.*

10.41	Offer Letter, dated as of February 19, 2019, between Craig Millian and Corbus Pharmaceuticals, Inc.*

21.1	List of Subsidiaries of the Company.*

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

†	Indicates a management contract or compensation plan, contract or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 12, 2019	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2019
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
Sean Moran

/s/ ALAN HOLMER	Director	March 12, 2019
Alan Holmer

/s/ DAVID HOCHMAN	Director	March 12, 2019
David Hochman

/s/ JOHN JENKINS	Director	March 12, 2019
John Jenkins

/s/ AVERY CATLIN	Director	March 12, 2019
Avery Catlin

/s/ PARIS PANAYIOTOPOULOS	Director	March 12, 2019
Paris Panayiotopoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 12, 2019

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,748,468	$62,537,495
Restricted cash	—	158,991
Prepaid expenses and other current assets	2,491,844	2,808,244
Total current assets	44,240,312	65,504,730
Property and equipment, net	2,705,206	1,432,655
Other assets	43,823	40,776
Total assets	$46,989,341	$66,978,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$394,305	$332,861
Accounts payable	6,345,335	3,130,295
Accrued expenses	9,851,191	4,741,519
Deferred revenue, current	1,462,503	—
Deferred rent, current	35,996	—
Total current liabilities	18,089,330	8,204,675
Deferred rent, noncurrent	1,375,891	989,550
Other liabilities	—	375
Total liabilities	19,465,221	9,194,600
Commitments and Contingencies
Stockholders’ equity
Preferred Stock $0.0001 par value:10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2018 and 2017, 57,247,496 and 55,603,427 shares issued and outstanding at December 31, 2018 and 2017, respectively	5,725	5,560
Additional paid-in capital	148,888,635	123,476,102
Accumulated deficit	(121,370,240)	(65,698,101)
Total stockholders’ equity	27,524,120	57,783,561
Total liabilities and stockholders’ equity	$46,989,341	$66,978,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Revenue from awards	$4,822,272	$2,440,195
Operating expenses:
Research and development	48,613,957	26,038,965
General and administrative	12,956,022	8,964,046
Total operating expenses	61,569,979	35,003,011
Operating loss	(56,747,707)	(32,562,816)
Other income (expense), net:
Interest income, net	982,777	183,112
Foreign currency exchange gain (loss)	92,791	(41,908)
Other income, net	1,075,568	141,204
Net loss	$(55,672,139)	$(32,421,612)
Net loss per share, basic and diluted	$(0.98)	$(0.65)
Weighted average number of common shares outstanding, basic and diluted	56,999,741	50,176,953

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	44,681,745	$4,468	$42,191,256	$(33,276,489)	$8,919,235
Stock-based compensation expense	—	—	5,694,489	—	5,694,489
Issuance of common stock, net of issuance costs of $2,969,837	10,648,948	1,065	75,400,894	—	75,401,959
Issuance of common stock upon exercise of stock options	272,734	27	189,463	—	189,490
Net Loss				(32,421,612)	(32,421,612)

Balance at December 31, 2017	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Stock-based compensation expense	—	—	7,609,508	—	7,609,508
Issuance of common stock, net of issuance costs of $464,680	1,500,000	150	11,235,170	—	11,235,320

Issuance of common stock upon exercise of stock options	139,069	14	347,631	—	347,645

Issuance of common stock upon exercise of warrants	5,000	1	4,999	—	5,000

Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225

Net Loss				(55,672,139)	(55,672,139)

Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	2018	2017
Cash flows from operating activities:
Net loss	$(55,672,139)	$(32,421,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,609,508	5,694,489
Depreciation and amortization	493,938	255,652
Loss(gain) on foreign exchange	70,448	(8,490)
Deferred rent	422,337	913,563
Changes in operating assets and liabilities:
Decrease in customer receivable	12,500,000	1,000,000
Decrease (increase) in prepaid expenses and other current assets	281,625	(1,877,983)
Increase in other assets	(3,047)	(40,776)
Increase (decrease) in accounts payable	3,904,021	(885,797)
Increase in accrued expenses	5,113,551	1,514,521
Decrease in deferred revenue	(4,787,497)	(1,940,195)
Net cash used in operating activities	(30,067,255)	(27,796,628)
Cash flows from investing activities:
Purchases of property and equipment	(2,300,416)	(707,429)
Net cash used in investing activities	(2,300,416)	(707,429)
Cash flows from financing activities:
Proceeds from issuance of notes payable	491,629	415,265
Principal payments on notes payable	(430,184)	(354,161)
Proceeds from issuance of common stock	12,052,645	78,891,699
Issuance costs paid for common stock financings	(690,181)	(2,940,685)
Principal payments under capital lease obligations	(4,256)	(3,832)
Net cash provided by financing activities	11,419,653	76,008,286
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,948,018)	47,504,229
Cash, cash equivalents, and restricted cash at beginning of the year	62,696,486	15,192,257
Cash, cash equivalents, and restricted cash at end of the year	$41,748,468	62,696,486
Supplemental disclosure of cash flow information and non cash transactions:
Cash paid during the period for interest	$10,437	12,377
Fair value of warrant issued in connection with Investment Agreement	$6,215,225	—
Purchases of property and equipment included in accounts payable or accrued expenses	$1,168	579,734
Write off of fully amortized leasehold improvements	$191,244	—
Unpaid stock issuance costs	—	225,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“the Company”) is a clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic, and serious inflammatory and fibrotic diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of December 31, 2018, had an accumulated deficit of $121,370,240.

On January 3, 2019, the Company entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) (See Note 15).

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock (“January 2019 Offering”) (See Note 15).

The Company expects the cash and cash equivalents of $41,748,468 at December 31, 2018 together with the $27 million of upfront payment to be received from Kaken, less the $2.7 million royalty (which is 10% of such upfront payment) that the Company will owe to CFF pursuant to the Investment Agreement (See Note 9), and the approximately $37.6 million of net proceeds from the January 2019 Offering, to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-K.

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

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (see Note 9) and the valuation of the CFF Warrant discussed in Note 9).

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2018 and 2017, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2018 and 2017.

Restricted cash as of December 31, 2017 in the amount of $108,991 was classified in current assets and included a collateral account for the Company’s corporate credit cards. The collateral account was closed in the first quarter of 2018 and accordingly the cash became unrestricted. Additionally, as of December 31, 2017, restricted cash included a stand-by letter of credit issued in favor of a landlord for $50,000 which was classified in current assets as of December 31, 2017. This stand-by letter of credit was terminated in the first quarter of 2018 in connection with the August 2017 Lease Agreement discussed in Note 6, and accordingly, the cash became unrestricted.

Cash, cash equivalents, and restricted cash consists of the following:

	December 31,
	2018	2017
Cash	$808,943	$206,510
Money market fund	40,939,525	62,330,985
Cash and cash equivalents	41,748,468	62,537,495

Restricted cash	—	158,991
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,748,468	$62,696,486

As of December 31, 2018, all of the Company’s cash was held in the United States, except for approximately $702,000 of cash which was held in our subsidiary in the United Kingdom. As of December 31, 2017, all of the Company’s cash was held in the United States.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines the accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening inflammatory and fibrotic diseases. As of December 31, 2018 and 2017, all of the Company’s assets were located in the United States, except for approximately $702,000 of cash, $1,183,000 of prepaid expenses, $28,000 of other assets, and $54,000 of property and equipment, net which were held in our subsidiary in the United Kingdom as of December 31, 2018.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2018 or 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company had recorded a provisional estimate in these financial statements for the effect of the corporate tax rate change. The Company finalized its estimates during the fourth quarter of 2018, described more fully in Note 10.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2018 and 2017.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In the first quarter of 2017, when the Company adopted ASU 2016-09 it did not elect to account for forfeitures as they occur but rather to continue to estimate forfeitures at grant date. As a result, the adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements. ASU 2016-09 also removed the requirement to recognize the excess tax benefits in respect of share based payments only when realized (See Note 10).

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Basic and diluted net loss per share of common stock:
Net loss	$(55,672,139)	$(32,421,612)
Weighted average shares of common stock outstanding	56,999,741	50,176,953
Net loss per share of common stock-basic and diluted	$(0.98)	$(0.65)

The impact of the following potentially dilutive securities outstanding as of December 31, 2018 and 2017 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2018	2017
Warrants	2,283,500	1,288,500
Stock options	9,593,990	7,844,966
	11,877,490	9,133,466

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

The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application, and elected to utilize a practical expedient and did not restate contracts that were completed as of the date of adoption. Since the Company has concluded its performance obligations and has completed recognizing revenue under the 2015 CFFT Award in the third quarter of 2017 (See Note 9), there was no cumulative effect to record at the date of the Company’s adoption of ASC 606 and no revenue to recognize for the first quarter of 2018 related to the 2015 CFFT Award.

Revenue for the quarter and the year ended December 31, 2018 was $1,927,306 and $4,822,272, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award discussed in Note 9. The total impact to revenue as a result of the adoption of ASC 606 was higher revenue of approximately $325,000 for the quarter ended December 31, 2018 and lower revenue of approximately $201,000 for the year ended December 31, 2018.

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

Revenue associated with the 2018 CFF Award performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half-year period expected to be completed in the second quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date would be classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 required a modified retrospective transition approach, which initially required application of the new guidance for all periods presented in the Company’s financial statements (“comparative method”). In July 2018, the FASB released ASU 2018-11, offering a second option which provides further relief in the transition to ASC 842. Companies are allowed to follow the cumulative-effect adjustment transition approach (“effective date method”), which releases companies from presenting comparative periods and related disclosures according to ASC 842. Instead, companies electing to utilize the effective date method will recognize a one-time adjustment to retained earnings on the transition date without the additional burden of presenting the comparative periods under the new guidance. The Company will adopt ASU 2016-02 using the effective date method as of January 1, 2019 and expects to record a lease liability in the rage of approximately $3.4-$4.2 million, and a right-to-use asset in the range of approximately $2.1-$2.6 million, and no adjustment to the accumulated deficit. The Company anticipates that the adoption will not have a material impact on the consolidated statement of operations or statement of cash flows.

Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are to be measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company expects to adopt ASU 2018-07 on January 1, 2019 and anticipates that the adoption will not have a material impact on the Company’s financial statements and related disclosures.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-08, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-08”). ASU 2018-08 clarifies the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. ASU 2018-08 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption, including adoption in any interim period, is permitted. The Company is currently evaluating the timing of the adoption of ASU 2018-08 and the expected impact it could have on the Company’s financial statements and related disclosures.

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

5.	PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	December 31,
	2018	2017
Computer hardware and software	$431,637	$136,522
Office furniture and equipment	914,742	287,048
Leasehold improvements	2,025,410	191,244
Construction in progress	—	1,181,730
Property and equipment, gross	3,371,789	1,796,544
Less: accumulated depreciation	(666,583)	(363,889)
Property and equipment, net	$2,705,206	$1,432,655

Depreciation expense was approximately $494,000 and $256,000 for the years ended December 31, 2018 and 2017, respectively. In the first quarter of 2018, the Company wrote off $191,244 of fully amortized leasehold improvements related to the termination of the September 2016 Amendment in February 2018 as discussed in Note 6. At December 31, 2017, construction in progress consisted of purchased property and equipment not placed in service until the Company’s relocation into 32,733 square feet of office space in February 2018 (See Note 6).

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

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) with the same landlord, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement is for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranges from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which may be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $7,431 and $9,743 in year ended December 31, 2018 and 2017, respectively.

The Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent, which is classified in deferred rent, current and deferred rent, noncurrent in the Company’s balance sheet as of December 31, 2018 and 2017.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2018, the future minimum rent commitments are as follows:

2019	$623,958
2020	784,243
2021	830,600
2022	855,150
2023	879,699
Thereafter	1,055,639
Total	$5,029,289

Total rent expense for the years ended December 31, 2018 and 2017 was $587,963 and $356,547, respectively.

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The commencement date for the New Premises is expected to occur no later than August 1, 2019 and the lease term for the Total Premises is October 31, 2026. The future minimum rent commitments for the Total Premises are estimated to be approximately as follows:

2019	$678,000
2020	1,288,000
2021	1,592,000
2022	1,640,000
2023	1,687,000
Thereafter	5,036,000
Total	$11,921,000

Capital Lease Commitment

The lease payments commenced when the machine was placed in service in January 2016. The lease is for a three-year term and includes a bargain purchase option at the end of the term. In the accompanying balance sheet as of December 31, 2017 and 2016, the current portion of this capital lease obligation is classified in accrued expenses and the long-term portion of the capital lease obligation is classified in other long-term liabilities. Pursuant to the terms of this capital lease agreement, the future minimum capital lease commitments are as follows as of December 31, 2018:

Total future minimum lease payments – end in 2019	$378
Less: interest	(3)
Future capital lease obligations	375
Less: current portion	(375)
Long-term portion	$—

For commitments under the Company’s development award agreements- see Note 9.

7.	NOTES PAYABLE

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

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan was accrued at an annual rate of 3.07%.

Prepaid expenses and other current assets as of December 31, 2018 and 2017 included $441,875 and $368,976, respectively, related to these insurance policies.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued clinical operations and trials costs	$4,914,881	$2,003,799
Accrued product development costs	2,222,093	1,255,439
Accrued compensation	2,253,621	1,335,672
Accrued other	460,596	146,609
Total	$9,851,191	$4,741,519

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

2015 CFFT Award

On April 20, 2015, the Company entered into an award agreement (the “2015 CFFT Award Agreement “) with the Cystic Fibrosis Foundation Therapeutics, Inc (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation (“CFF”) pursuant to which the Company received a development award (the “2015 CFFT Award”) for up to $5 million in funding. The funding from the 2015 CFFT Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug lenabasum in adults with cystic fibrosis (“CF”). The Company received $5.0 million in payments under the 2015 CFFT Award as outlined below. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts had occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award which concluded in the third quarter of 2017.

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

In accordance with ASC 605, the Company recorded $2,440,195 of revenue during the year ended December 31, 2017 under the 2015 CFFT Award Agreement. No revenue was recorded under the 2015 CFFT Award Agreement during the year ended December 31, 2018 as the final performance period concluded in the third quarter of 2017. Under ASC 605, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved. Effective January 1, 2018, ASC 605 was superseded by ASC 606 (See Note 3). The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company concluded its performance obligations and completed recognizing revenue under the 2015 CFFT Award Agreement in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606.

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $12.5 million during the year ended December 31, 2018 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field, as defined in the Investment Agreement, (ii) royalty payments to CFF of one percent of net sales of Non-Field Products, as defined in the Investment Agreement due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount the Company and its stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Accordingly, we will owe to CFF a royalty payment equal to 10% of any amounts we receive as payment under the collaboration agreement with Kaken, provided that the total royalties that we will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and we may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, we will be required to pay CFF $2,700,000 within 60 days of our receipt of the $27,000,000 upfront cash payment from Kaken.

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

The Company recorded $4,822,272 of revenue during the year ended December 31, 2018 under the Investment Agreement. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $12,500,000 in milestone payments during the year ended December 31, 2018 which was recorded as an increase to deferred revenue. A roll forward of deferred revenue for the year ended December 31, 2018 is presented below:

December 31, 2018
Beginning balance	$—
Billing to CFF upon achievement of milestones	12,500,000
Fair value of CFF Warrant	(6,215,225)
Recognition of revenue	(4,822,272)
Ending balance	$1,462,503

The CFF Warrant is accounted for as a payment to the customer under ASC 606. See Note 13 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half year period expected to be completed in the second quarter of 2020. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

10.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2018 and 2017, the Company had federal net operating loss carryforwards of approximately $82,545,000 and $56,536,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. At December 31, 2018 and 2017, the Company had Massachusetts net operating loss carryforwards of approximately $78,152,000 and $53,110,000, respectively. In the first quarter of 2017, the Company adopted ASU 2016-09, which removed the requirement to recognize the deferred tax assets on excess tax benefits in respect of share based payments only when realized. As such, during the year ended December 31, 2017, the Company’s gross deferred tax assets and corresponding valuation allowance each included a one-time increase in respect of an additional federal and state net operating losses of $1,432,000. The adoption of ASU 2016-09 did not have an impact on the Company’s balance sheet, results of operations, cash flows or statement of stockholders’ equity because the Company has a full valuation allowance on its deferred tax assets. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2018 and 2017 of approximately $2,926,000 and $1,283,000, respectively.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2018	2017
NOL carryforward	$22,273,661	$15,229,127
Foreign net operating loss carryforward	3, 616,502	—
Tax credits	2,793,247	1,213,347
Stock based compensation	3,381,969	1,724,248
Accrued expenses	660,427	45,654
Other temporary differences	186,069	116,292
Subtotal	32,911,875	18,328,668
Valuation allowance	(32,911,875)	(18,328,668)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by $14,583,207 and $5,088,343 in 2018 and 2017, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards. The Company has no uncertain tax positions at December 31, 2018 and 2017 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

		December 31,
		2018	2017
Tax provision at statutory rate	%	21.00%	34.00%
State taxes, net of federal benefit	%	5.42%	5.66%
Permanent differences	%	-2.00%	-2.05%
Foreign expected tax		9.85%	—%
Tax credits	%	4.31%	1.59%
Income tax rate change	%	—%	-24.11%
Other	%	1.14%	0.60%
Increase in valuation reserve	%	-39.72%	-15.69%
Total	%	0.00%	0.00%

The Tax Cut and Jobs Act of 2017

On December 22, 2017, the legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. As of December 31, 2017, we made a reasonable estimate of the effects of the Tax Act on our existing deferred taxes and related disclosures by reducing our net federal and state deferred tax assets by $7,815,832 for the reduction in corporate tax rate. This adjustment to our deferred tax assets was offset against the valuation allowance.

Additionally, the SEC staff has issued SAB 118, which allows to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company finalized its estimates during the fourth quarter of 2018.

11.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 57,247,496 shares, and 55,603,427 shares were issued and outstanding as of December 31, 2018, and 2017, respectively.

On February 28, 2017, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 3,887,815 shares of its common stock in a registered direct offering to institutional and accredited investors at a purchase price of $7.00 per share with gross proceeds to the Company totaling $27,214,705 less issuance costs of $36,291.

On October 26, 2017, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 4,650,000 shares of its common stock at a purchase price of $7.00 per share with gross proceeds to the Company totaling $32,550,000, less estimated issuance costs incurred of approximately $2,184,000. The Company also granted the underwriters a 30-day option to purchase up to an additional 697,500 shares of common stock on the same terms as the underwriters were purchasing the base number of shares, which they exercised in November 2017 with net proceeds to the Company totaling $4,589,550.

On January 5, 2018, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company had the ability to direct Cantor Fitzgerald as its sales agent to sell common stock up to an aggregate offering of up to $50 million under an “At the Market Offering” (“January 2018 Sales Agreement”). Sales of common stock under the January 2018 Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $50 million. During the first quarter of 2018, the Company sold 1,500,000 shares of its common stock to an institutional investor under the January 2018 Sales Agreement for which the Company received net proceeds of approximately $11.2 million. The Company did not sell any shares under the January 2018 Sales Agreement in remainder of 2018 and through February 8, 2019, the effective date of the Company’s termination of the January 2018 Sales Agreement (see Note 15). During the year ended December 31, 2017, the Company sold 1,413,633 shares of its common stock under a sales agreement that the Company entered into in November 2016 with Cantor Fitzgerald (“Sales Agreement”) for net proceeds of $13,268,208. The Sales Agreement was terminated in October 2017.

During the year ended December 31, 2018, the Company issued 144,069 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $352,645 from these exercises. During the year ended December 31, 2017, the Company issued 272,734 shares of common stock upon the exercise of stock options and warrants to purchase common stock and the Company received net proceeds of $189,490 from these exercises.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock. See Note 15.

12.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. On January 1, 2018, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of December 31, 2018, there was a total of 15,543,739 shares reserved for issuance under the 2014 Plan and there were 5,072,241 shares available for future grants. Options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,000,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2014 Plan had a total reserve of 18,543,739 shares and there were 8,072,241 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2018 and 2017, the Company recorded non-cash, stock-based compensation expense of $7,609,508 ($7,500,888 for employees and $108,620 for non-employees) and $5,694,489 ($4,640,646 for employees and $1,053,843 for non-employees), respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

		2018	2017
Risk free interest rate	%	2.53%	2.12%
Expected dividend yield	%	0%	0%
Expected term in years		6.25	6.25
Expected volatility	%	87.70%	86.01%
Estimated forfeiture rate	%	5.00%	5.00%

For the year ended December 31, 2017, the assumptions used in determining the fair value of options granted to nonemployees included risk free interest rate ranging from 2.12%-2.38%, no expected dividend yield, expected term ranging from 4.91 years to 9.91 years, expected volatility ranging from 85.58% to 89.58%, and estimated forfeiture rate of 5%.

A summary of option activity for years ended December 31, 2018 and 2017 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2016	6,610,179	$2.54
Granted	1,681,500	$8.28
Exercised	(272,734)	$0.67
Forfeited	(173,979)	$6.53
Outstanding at December 31, 2017	7,844,966	$3.75
Granted	2,378,500	$7.58
Exercised	(139,069)	$2.50
Forfeited	(490,407)	$7.85
Outstanding at December 31, 2018	9,593,990	$4.51	7.23	$22,510,816
Exerciseable at December 31, 2018	5,967,701	$2.87	6.43	$20,691,512

The weighted average grant-date fair value of options granted during the years ended December 31, 2018 and 2017 was $5.63 and $6.22 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was approximately $543,060 and $2,092,964, respectively. As of December 31, 2018, there was approximately $15,400,414 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.55 years at December 31, 2018.

As summary of non-vested stock options for the years ended December 31, 2018 and 2017 is presented below:

Options	Shares	Weighted Average Fair Value
Non-vested at December 31, 2016	3,826,274	$2.86
Granted	1,681,500	$6.22
Vested	(2,003,806)	$2.60
Forfeited	(173,979)	$5.03
Nonvested at December 31, 2017	3,329,989	$4.61
Granted	2,378,500	$5.63
Vested	(1,643,772)	$3.98
Forfeited	(438,428)	$5.91
Non-vested at December 31, 2018	3,626,289	$5.32

13.	WARRANTS

During the year ended December 31, 2018, warrants to purchase 5,000 shares of common stock were exercised for proceeds of $5,000. No warrants were exercised during the year ended December 31, 2017.

At December 31, 2018, there were warrants outstanding to purchase 2,283,500 shares of common stock with a weighted average exercise price of $6.34 and a weighted average remaining life of 2.89 years, including the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

14.	RELATED PARTY TRANSACTIONS

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

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,000,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2014 Plan had a total reserve of 18,543,739 shares and there were 8,072,2414 shares available for future grants.

Collaboration with Kaken

On January 3, 2019, Corbus Pharmaceuticals Holdings, Inc. the Company entered into a Collaboration and License Agreement (the “Agreement”) with Kaken Pharmaceutical Co., Ltd., a company organized under the laws of Japan (“Kaken”). Pursuant to the Agreement, Corbus granted Kaken an exclusive license to commercialize pharmaceutical preparations containing lenabasum (the “Licensed Products”) for the prevention or treatment of dermatomyositis and systemic sclerosis (together, the “Initial Indications”) in Japan (the “Territory”).

Pursuant to the terms of the Agreement, Corbus will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Products in the Initial Indications in the Territory, and Kaken will bear the cost of, and be responsible for, among other things, preparing and filing applications for regulatory approval in the Territory and for commercializing Licensed Products in the Territory, and will use commercially reasonable efforts to commercialize Licensed Products and obtain pricing approval for Licensed Products in the Territory.

In consideration of the license and other rights granted by Corbus, Kaken will pay Corbus a $27,000,000 upfront cash payment and is obligated to pay potential milestone payments to Corbus totaling up to approximately $173,000,000 for the achievement of certain development, sales and regulatory milestones, with part of the milestone payments being calculated in Japanese Yen, and therefore subject to change based on the conversion rate to U.S. Dollars in effect at the time of payment. In addition, during the Royalty Term (as defined below), Kaken is obligated to pay Corbus royalties on sales of Licensed Products in the Territory, under certain conditions, in the double digits, which royalty shall be reduced in certain circumstances. In particular, for so long as Corbus supplies Licensed Products to Kaken pursuant to a supply agreement to be entered into by the parties, royalty payments shall be payable for each unit of Licensed Product that Corbus supplies as a percentage of the Japanese National Health Insurance price of the Licensed Product. During any time in which a supply agreement is not in effect, royalty payments shall be changed to a rate to be agreed upon by the parties in good faith.

The Agreement will remain in effect on a Licensed Product-by-Licensed product basis and will expire upon the expiration of the Royalty Term for the final Licensed Product. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Licensed Product in Japan and ends on the latest of (i) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product for such Initial Indication in Japan, or (iii) ten (10) years after the first commercial sale of such Licensed Product for such Initial Indication in Japan. The Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern or clinical failure, or at its convenience following the second anniversary of the first commercial sale of a Licensed Product in either of the Initial Indications in the Territory, with 180 days’ notice.

Pursuant to the Agreement, the parties agreed to develop a joint steering committee to provide strategic oversight of the parties’ activities under the Agreement, as well as a joint development committee to coordinate the development of Licensed Products in Japan. Additionally, the parties will establish a joint commercialization committee to review and confirm commercialization activities with respect to Licensed Products in Japan upon regulatory approval of such Licensed Product.

The Agreement also contains customary representations, warranties and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality and other matters.

The Company is evaluating the terms of the Agreement and believes it is within the scope of ASC 606. Accordingly, the Company expects that the $27 million upfront payment will be recognized in the first quarter of 2019.

Termination of January 2018 Sales Agreement

On January 29, 2019, the Company provided notice of its termination of the January 2018 Sales Agreement. The termination of the January 2018 Sales Agreement was effective on February 8, 2019.

Public Offering

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to the Company totaling $40,290,250, less estimated issuance costs incurred of approximately $2,667,000.

Office Space Lease Amendment

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (See Note 6).

