Form 10-Q
period 2019-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2019-05-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2019.

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

(617) 963-0100

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CRBP	Nasdaq Global Market

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

As of May 3, 2019, 64,455,221 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,919,798	$41,748,468
Prepaid expenses and other current assets	2,904,215	2,491,844
Total current assets	92,824,013	44,240,312
Property and equipment, net	2,694,489	2,705,206
Operating lease right of use assets	5,839,435	—
Other assets	35,589	43,823
Total assets	$101,393,526	$46,989,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$247,384	$394,305
Accounts payable	8,962,750	6,345,335
Accrued expenses	15,563,853	9,851,191
Deferred revenue, current	27,000,000	1,462,503
Operating lease liabilities, current	266,807	35,996
Total current liabilities	52,040,794	18,089,330
Operating lease liabilities, noncurrent	7,051,781	1,375,891
Total liabilities	59,092,575	19,465,221
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 64,455,221 and 57,247,496 shares issued and outstanding at March 31, 2019 and December 31, 2018	6,446	5,725
Additional paid-in capital	189,899,554	148,888,635
Accumulated deficit	(147,605,049)	(121,370,240)
Total stockholders’ equity	42,300,951	27,524,120
Total liabilities and stockholders’ equity	$101,393,526	$46,989,341

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue from awards	$1,885,682	$950,442
Operating expenses:
Research and development	21,783,704	9,765,362
General and administrative	6,624,747	3,050,032
Total operating expenses	28,408,451	12,815,394
Operating loss	(26,522,769)	(11,864,952)
Other income (expense):
Interest income, net	334,595	203,421
Foreign currency exchange loss, net	(46,635)	(33,854)
Other income, net	287,960	169,567
Net loss	$(26,234,809)	$(11,695,385)
Net loss per share, basic and diluted	$(0.43)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	61,675,904	56,367,548

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,234,809)	$(11,695,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,088,939	1,884,916
Depreciation and amortization	152,622	81,898
Loss on foreign exchange	13,373	9,245
Operating lease right of use asset amortization	89,179	333,865
Changes in operating assets and liabilities:
Decrease in customer receivable	—	6,250,000
Increase in prepaid expenses	(412,371)	(757,790)
Decrease (increase) in other assets	8,235	(18,863)
Increase in accounts payable	2,450,756	1,192,558
Increase in accrued expenses	5,646,790	1,120,245
Increase in deferred revenue	25,537,497	—
Decrease in operating lease liabilities	(21,913)	—
Net cash provided by (used in) operating activities	10,318,298	(1,599,311)
Cash flows from investing activities:
Purchases of property and equipment	(73,615)	(1,269,711)
Net cash used in investing activities	(73,615)	(1,269,711)
Cash flows from financing activities:
Principal payments on notes payable	(146,921)	(124,213)
Proceeds from issuance of common stock	40,494,253	11,856,655
Issuance costs paid for common stock financings	(2,420,310)	(603,576)
Principal payments under capital lease obligation	(375)	(678)
Net cash provided by financing activities	37,926,647	11,128,188
Net increase in cash and cash equivalents	48,171,330	8,259,166
Cash, cash equivalents, and restricted cash at beginning of the period	41,748,468	62,696,486
Cash and cash equivalents, at end of the period	$89,919,798	$70,955,652
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,902	$1,826
Fair value of warrant issued in connection with Investment Agreement	—	$6,215,225
Stock issuance costs included in accounts payable or accrued expenses	$151,242	$127,293
Purchases of property and equipment included in accounts payable or accrued expenses	$69,459	$507,800
Right of use assets obtained in exchange for lease obligations	$5,928,614	$—
Write off of fully amortized leasehold improvements	$—	$191,244

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock compensation expense	—	—	3,088,939	—	3,088,939
Issuance of common stock upon exercise of warrants	947,454	95	(95)	—	—
Issuance of common stock upon exercise of stock options	61,771	6	203,997	—	204,003
Net loss	—	—	—	(26,234,809)	(26,234,809)
Balance at March 31, 2019 (Unaudited)	64,455,221	$6,446	$189,899,554	$(147,605,049)	$42,300,951

For the Three Months Ended March 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Issuance of common stock, net of issuance costs of $505,368	1,500,000	150	11,194,482	—	11,194,632
Stock compensation expense	—	—	1,884,916	—	1,884,916
Issuance of common stock upon exercise of stock options	36,465	4	156,651	—	156,655
Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225
Net loss	—	—	—	(11,695,385)	(11,695,385)
Balance at March 31, 2018 - (Unaudited)	57,139,892	$5,714	$142,927,376	$(77,393,486)	$65,539,604

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company has incurred recurring losses since inception and as of March 31, 2019, had an accumulated deficit of $147,605,049.

On January 3, 2019, the Company entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) (See Note 8), pursuant to which, the Company received a $27 million up front payment in the first quarter of 2019.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock (“January 2019 Offering”), which resulted in net proceeds to the Company of approximately $37.7 million (See Note 9).

In April 2019, the Company became entitled to receive $5 million upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis (See Note 8). The Company expects to receive the $5 million payment from the CFF for this milestone achievement by the end of the second quarter of 2019. Through March 31, 2019, the Company has received $12.5 million of the 2018 CFF Award and the Company expects the remainder of the 2018 CFF Award will be paid to the Company incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

Pursuant to the Investment Agreement, 10% of the $27 million upfront payment received from Kaken, or $2.7 million, will be paid by the Company to the CFF by the end of the second quarter of 2019 and has been recorded in accounts payable as of March 31, 2019.

The Company expects the cash and cash equivalents of $89,919,798 at March 31, 2019 to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At March 31, 2019 and December 31, 2018, cash equivalents were comprised of money market funds. The Company had no marketable investments at March 31, 2019 and December 31, 2018.

Cash, and cash equivalents consists of the following:

	March 31, 2019	December 31, 2018
Cash	$1,298,233	$808,943
Money market fund	88,621,565	40,939,525
Total cash and cash equivalents shown in the statement of cash flows	$89,919,798	$41,748,468

As of March 31, 2019, all of the Company’s cash was held in the United States, except for approximately $41,000 of cash which was held in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s cash was held in the United States, except for approximately $702,000 of cash which was held in our subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory and fibrotic diseases. As of March 31, 2019, all of the Company’s assets were located in the United States, except for approximately $41,000 of cash, $1,004,000 of prepaid expenses, $25,000 of other assets, and $72,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s assets were located in the United States, except for approximately $702,000 of cash, $1,183,000 of prepaid expenses, $28,000 of other assets, and $54,000 of property and equipment, net which were held in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2019 or December 31, 2018.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2019 and 2018.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award expected to vest. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Prior to the Company’s adoption of ASU 2018-07, (see Recent Accounting Pronouncements section to follow), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31
	2019	2018
Basic and diluted net loss per share of common stock:
Net loss	$(26,234,809)	$(11,695,385)
Weighted average shares of common stock outstanding	61,675,904	56,367,548
Net loss per share of common stock-basic and diluted	$(0.43)	$(0.21)

The impact of the following potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	March 31,
	2019	2018
Warrants	1,200,000	2,288,500
Stock options	11,891,741	9,342,584
Total	13,091,741	11,631,084

Recent Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for all leases with lease terms of more than 12 months. ASU 2016-02 requires both financing and operating types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 required a modified retrospective transition approach, which initially required application of the new guidance for all periods presented in the Company’s financial statements (“comparative method”). In July 2018, the FASB released ASU 2018-11, offering a second option which provides further relief in the transition to ASC 842. Companies are allowed to follow the cumulative-effect adjustment transition approach (“effective date method”), which releases companies from presenting comparative periods and related disclosures according to ASC 842. Instead, companies electing to utilize the effective date method will recognize a one-time adjustment to retained earnings on the transition date without the additional burden of presenting the comparative periods under the new guidance. The Company adopted ASU 2016-02 using the effective date method as of January 1, 2019 and recorded an operating lease liability of approximately $3.8 million, and an operating lease right-of-use asset of approximately $2.4 million, with no operations adjustment to the accumulated deficit (See Note 5). The Company’s adoption of ASU 2016-02 did not have a material impact on its consolidated statement of operations or statement of cash flows.

Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are to be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are to be measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company’s adoption of ASU 2018-07 on January 1, 2019 had no impact on the Company’s financial statements and related disclosures.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Computer hardware and software	$495,909	$431,637
Office furniture and equipment	947,366	914,742
Leasehold improvements	2,026,759	2,025,410
Construction in progress	43,660	—
Property and equipment, gross	3,513,694	3,371,789
Less: accumulated depreciation	(819,205)	(666,583)
Property and equipment, net	$2,694,489	$2,705,206

Depreciation expense was $152,622 and $81,898 for the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2018, the Company wrote off $191,244 of fully amortized leasehold improvements related to the termination of the September 2016 Amendment in February 2018 as discussed in Note 5.

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $1,837 and $1,774 for the three months ended March 31, 2019 and 2018.

The Company adopted ASU 2016-02 using the effective date method as of January 1, 2019 and recorded a lease liability of approximately $3.8 million, and a right-of-use asset of approximately $2.4 million, with no operations adjustment to the accumulated deficit related to the Leased Premises. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, which was 9%. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). Per ASC 842, the February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Per ASC 842, an extension of the lease term does not constitute a separate contract. Accordingly, the Company reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. The Company determined that the New Premises will be treated as a new standalone lease under ASC 842 and recorded a lease liability and a right-of-use asset of approximately $2.7 million for the modification.

Per the terms of the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for $990,759 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the February 2019 Lease Agreement required a standby irrevocable letter of credit of $369,900, which may be reduced, if the Company is not in default under the February 2019 Lease Agreement, to $277,425 and $184,950 on the third and fourth anniversary of the commencement date, respectively.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$(445,168)
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$10,797,026

Less: present value discount	(3,478,438)
Total	$7,318,588

Total lease expense for the three months ended March 31, 2019 and 2018 was $200,162 and $146,991, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease was for a three-year term that concluded in January 2019 and included a bargain purchase option at the end of the term.

Jenrin License Agreement

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions. As of March 31, 2019, there have been no milestone or royalty payments made to Jenrin.

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

6.	NOTES PAYABLE

In November 2017, the Company entered into a loan agreement with a financing company for $415,265 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $41,975 over a ten-month period. Interest accrued on this loan at an annual rate of 2.35%. This loan was fully repaid in August 2018.

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%. Prepaid expenses as of March 31, 2019 and December 31, 2018, included $306,250 and $441,875, respectively, related to this insurance policy.

Interest expense for notes payable for the three months ended March 31, 2019 and 2018 totaled $1,845 and $1,660, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued clinical operations and trials costs	$9,585,065	$4,914,881
Accrued product development costs	3,703,548	2,222,093
Accrued compensation	1,327,756	2,253,621
Accrued other	947,484	460,596
Total	$15,563,853	$9,851,191

8.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

2015 CFFT Award

On April 20, 2015, the Company entered into an award agreement (the “2015 CFFT Award Agreement “) with the Cystic Fibrosis Foundation Therapeutics, Inc (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation (“CFF”) pursuant to which the Company received a development award (the “2015 CFFT Award”) for up to $5 million in funding. The funding from the 2015 CFFT Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug lenabasum in adults with cystic fibrosis (“CF”). The Company received $5.0 million in payments under the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts had occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award which concluded in the third quarter of 2017.

In accordance with ASC 605, the Company recorded $2,440,195 of revenue during the year ended December 31, 2017 under the 2015 CFFT Award Agreement. No revenue was recorded under the 2015 CFFT Award Agreement during the year ended December 31, 2018 as the final performance period concluded in the third quarter of 2017. Under ASC 605, milestone payments were initially recognized only in the period that the payment-triggering event occurred or was achieved. Effective January 1, 2018, ASC 605 was superseded by Accounting Standards Codification 606 Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective method according to which the cumulative effect of initially applying ASC 606 is recognized at the date of initial application. Since the Company concluded its performance obligations and completed recognizing revenue under the 2015 CFFT Award Agreement in the third quarter of 2017, there was no cumulative effect to record at the date of the Company’s adoption of ASC 606.

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $12.5 million in the aggregate through March 31, 2019 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. In April 2019, the Company became entitled to receive an additional $5 million upon its achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2019. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field, as defined in the Investment Agreement, (ii) royalty payments to CFF of one percent of net sales of Non-Field Products, as defined in the Investment Agreement due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount the Company and its stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Accordingly, the Company will owe to CFF a royalty payment equal to 10% of any amounts the Company receives as payment under the collaboration agreement with Kaken, provided that the total royalties that the Company will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and the Company may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, the Company is required to pay CFF $2,700,000 in May 2019 as a result of its receipt of the $27,000,000 upfront cash payment from Kaken.

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

The Company recorded $1,885,682 and $950,442 of revenue during the three months ended March 31, 2019 and 2018 under the Investment Agreement. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $12,500,000 in milestone payments during the year ended December 31, 2018 which was recorded as an increase to deferred revenue. A roll forward of deferred revenue related to the Investment Agreement for the three months ended March 31, 2019 is presented below.

March 31, 2019
Beginning balance, December 31, 2018	$1,462,503
Billing to CFF upon achievement of milestones	—
Recognition of revenue	(1,885,682)
Reclass to contract asset (classified in prepaid expenses)	423,179
Ending balance	$—

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

In consideration of the license and other rights granted by Corbus, Kaken paid to Corbus in March 2019 a $27,000,000 upfront cash payment and is obligated to pay potential milestone payments to Corbus totaling up to approximately $173,000,000 for the achievement of certain development, sales and regulatory milestones, with part of the milestone payments being calculated in Japanese Yen, and therefore subject to change based on the conversion rate to U.S. Dollars in effect at the time of payment. In addition, during the Royalty Term (as defined below), Kaken is obligated to pay Corbus royalties on sales of Licensed Products in the Territory, under certain conditions, in the double digits, which royalty shall be reduced in certain circumstances. In particular, for so long as Corbus supplies Licensed Products to Kaken pursuant to a supply agreement to be entered into by the parties, royalty payments shall be payable for each unit of Licensed Product that Corbus supplies as a percentage of the Japanese National Health Insurance price of the Licensed Product. During any time in which a supply agreement is not in effect, royalty payments shall be changed to a rate to be agreed upon by the parties in good faith.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Kaken, is a customer. The Company identified the following material promises under the arrangement: (1) the exclusive license to commercialize lenabasum; (2) the product’s initial know-how transfer; (3) election to use the product trademarks; (4) the sharing of data gathered through the execution of the Global Development Plan for the Initial Indications; and (5) Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”)-required supplemental studies. The Company identified two performance obligations; (1) the combined performance obligation of the License, initial know-how transfer and license to the Company’s product trademarks; and (2) the sharing of data gathered through the execution of the Global Development Plan (as defined in the Agreement) for the Initial Indications. The Company determined that the license and initial know-how transfer were not distinct from another in the context of the contract, as initial know-how transfer is highly interrelated to the license and Kaken would incur significant costs to re-create the know-how of the Company. The Company determined that the election to use the product trademarks license contributes to the exclusivity of the license and, therefore, is combined with the license. The PMDA-required supplemental study is a contingent promise although not a performance obligation as the promise does not provide Kaken with a material right.

Under the Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $27,000,000 constituted the entirety of the consideration to be included in the transaction price at the outset of the arrangement, which was allocated to the two performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone payments are fully constrained based on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The Company estimated the stand-alone selling price of each performance obligation using a market approach and allocated the transaction price on a relative basis. This allocation resulted in a de minimis value attributable the obligation to sharing of data gathered through the execution of the Global Development Plan for the Initial Indications and effectively all of the value to the combined license, initial know-how transfer and license to product trademarks. Therefore, the full upfront payment of $27,000,000 is allocated to the combined performance obligation of the license, initial technology transfer and license to the product trademarks.

The Company received the upfront payment of $27,000,000 in March 2019 and, as the performance obligations are not yet satisfied, the payment was recorded in deferred revenue as of March 31, 2019. The Company expects to satisfy the combined performance obligation by June 30, 2019, upon which, the upfront payment of $27,000,000 will be recognized in revenue.

The Company is required to make a $2,700,000 million royalty payment to CFF within 60 days of receipt of the upfront cash payment from Kaken pursuant to the 2018 CFF Award. This obligation has been reflected in accounts payable on the consolidated balance sheets as of March 31, 2019.

9.	COMMON STOCK

On January 5, 2018, the Company entered into a sales agreement with Cantor Fitzgerald under which the Company had the ability to direct Cantor Fitzgerald as its sales agent to sell common stock up to an aggregate offering of up to $50 million under an “At the Market Offering” (“January 2018 Sales Agreement”). Sales of common stock under the January 2018 Sales Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $50 million. During the first quarter of 2018, the Company sold 1,500,000 shares of its common stock to an institutional investor under the January 2018 Sales Agreement for which the Company received net proceeds of approximately $11.2 million. The Company did not sell any shares under the January 2018 Sales Agreement in the remainder of 2018 and through February 8, 2019, the effective date of the Company’s termination of the January 2018 Sales Agreement.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to the Company totaling $40,290,250, less issuance costs incurred of approximately $2.6 million.

During the three months ended March 31, 2019 and 2018, the Company issued 61,771 and 36,465 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $204,003 and $156,655 from these exercises, respectively. During the three months ended March 31, 2019, warrants to purchase 1,083,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 947,454 shares of common stock. No warrants were exercised during the three months ended March 31, 2018.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2018, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2017. As of December 31, 2018, the 2014 Plan had a total reserve of 15,543,739 shares and there were 5,072,241 shares available for future grants.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,000,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2014 Plan had a total reserve of 18,543,739 shares and there were 8,072,241 shares available for future grants. As of March 31, 2019, there were 5,712,719 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2019 and 2018, respectively, the Company recorded non-cash, stock-based compensation expense of $3,088,939 and $1,884,916, respectively, net of estimated forfeitures.

The fair value of each option award for employees is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history, the Company estimates its volatility including the volatility of comparable public companies and its own common stock, taking into account the expected life of the option. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations in order to estimate its forfeiture rate. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history, and is 6.25 years based on the average between the vesting period and the contractual life of the option. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.64%	2.34%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	87.8%	88.1%
Estimated forfeiture rate	5%	5%

A summary of option activity for the three months ended March 31, 2019 is presented below

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2018	9,593,990	$4.51
Granted	2,428,000	7.44
Exercised	(61,771)	3.30
Forfeited	(68,478)	6.64
Outstanding at March 31, 2019	11,891,741	$5.10	7.55	$28,458,289
Vested at March 31, 2019	6,590,968	$3.32	6.40	$26,222,035

The weighted average grant-date fair value of options granted during the three months ended March 31, 2019 and 2018 was $5.40 and $6.20 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was approximately $216,306 and $142,949, respectively. The total fair value of options that were vested as of March 31, 2019 and 2018 was $17,136,030 and $9,911,261, respectively. As of March 31, 2019, there was approximately $24,265,642 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a weighted average period of 3.01 years as of March 31, 2019.

11.	WARRANTS

During the three months ended March 31, 2019, warrants to purchase 1,083,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 947,454 shares of common stock. No warrants were exercised during the three months ended March 31, 2018.

At March 31, 2019, there were warrants outstanding to purchase 1,200,000 shares of common stock with a weighted average exercise price of $11.17 and a weighted average remaining life of 4.89 years, including the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF on January 26, 2018 to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

12.	SUBSEQUENT EVENTS

2018 CFF Award

In April 2019, the Company became entitled to receive an additional $5 million upon its achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2019.

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

Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum is currently being evaluated in a Phase 3 SSc study that has enrolled 365 patients, a Phase 2b CF study that is expected to enroll 415 patients (that is being supported by a development award for up to $25 million (the “2018 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”)), and a Phase 2 SLE study that is expected to enroll 100 patients and is being funded by a grant through the National Institutes of Health (“NIH”). In DM, we received guidance from the FDA on the protocol design for the next clinical study, and announced the commencement of an international Phase 3 study on December 17, 2018. This trial is a 1-year, double-blind, randomized, placebo-controlled study testing efficacy and safety of lenabasum in approximately 150 adults with DM. Subjects are randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome is American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score (“TIS”) in adult dermatomyositis and polymyositis, a composite measure of improvement from baseline in six endpoints: Physician Global Assessment of Disease Activity, Physician Global Assessment of Extramuscular Disease Activity, Patient Global Assessment of Disease Activity, Health Assessment Questionnaire (patient-reported disability), Manual Muscle Testing, and muscle enzymes. Change in the Cutaneous Dermatomyositis Activity and Severity Index (“CDASI”) activity score is a secondary efficacy outcome. Open-label extension studies are ongoing in SSc and DM following the completion of the Phase 2 studies in these indications.

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

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of systemic sclerosis (“SSc”) and dermatomyositis (“DM”), two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. In March 2019, Kaken made an upfront payment to us of $27 million. We will be eligible to receive in addition up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double- digit royalties.

On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock at a purchase price of $6.50 per share with gross proceeds to us totaling $40,290,250, less estimated issuance costs incurred of approximately $2.6 million.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at March 31, 2019, we had an accumulated deficit of approximately $147,605,000. Our net losses for the three months ended March 31, 2019 and 2018 were approximately $26,235,000 and $11,695,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2019 and in the future in connection with our ongoing activities, as we:

●	conduct clinical trials for our product candidates in scleroderma, cystic fibrosis, DM, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials and develop commercial scale manufacturing capabilities;

●	seek regulatory approval for our product candidates;

●	add personnel to support development of our product candidates; and

●	operate as a public company

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $1,885,682 and $950,442 of revenue from awards in the three months ended March 31, 2019 and 2018, respectively. Amounts recognized in revenue for the three months ended March 31, 2019 and 2018 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. Subsequently in April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to receive payment from the CFF for this milestone achievement by the end of the second quarter of 2019. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Research and development expenses for the three months ended March 31, 2019 totaled approximately $21,784,000 an increase of approximately $12,019,000 over the $9,765,000 recorded for the three months ended March 31, 2018. The increase was primarily attributable to increases of $9,992,000 in clinical trial costs, $1,132,000 in compensation costs, and $895,000 in stock-based compensation expense.

During 2019, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 49% of research and development expenses recorded for the three months ended March 31, 2019 was recorded in these entities.

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

General and administrative expense for the three months ended March 31, 2019 totaled approximately $6,625,000, an increase of approximately $3,575,000 over the $3,050,000 recorded for the three months ended March 31, 2018. The increase was primarily attributable to the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owe to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken. Additional increases include approximately $510,000 in compensation costs, $309,000 in stock-based compensation expense, and an aggregate net increase of approximately $295,000 primarily for other general and administrative costs, partially offset by a decrease of $239,000 in consulting expense.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and foreign currency exchange transaction losses and gains.

Other income, net for the three months ended March 31, 2019 totaled approximately $288,000, an increase of approximately $118,000 over the $170,000 recorded for the three months ended March 31, 2018, and was primarily attributable to an increase in net interest income of approximately $131,000 due to increased cash balances in the first quarter of 2019 as compared to the first quarter of 2018, offset partially by increases in foreign currency exchange transaction losses of approximately $13,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At March 31, 2019, our accumulated deficit since inception was approximately $147,605,000.

At March 31, 2019, we had total current assets of approximately $92,824,000 and total current liabilities of approximately $52,041,000, resulting in working capital of approximately $40,783,000.

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $10,318,000, which included approximately $33,209,000 of cash provided by net working capital items principally related to the receipt of $27,000,000 from Kaken in March 2019 and increases in accrued expenses and accounts payable. These increases were partially offset by a net loss of approximately $26,235,000 adjusted for non-cash expenses of approximately $3,344,000 largely related to stock-based compensation expense.

Cash used in investing activities for the three months ended March 31, 2019 totaled approximately $74,000 which was principally related to purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $37,927,000. On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to us totaling $40,290,250, less issuance costs paid of approximately $2.4 million.

During the three months ended March 31, 2019, the Company issued 61,771 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $204,003 from these exercises. Cash provided by financing activities for the three months ended March 31, 2019 included principal payments on notes payable of approximately $147,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2018 stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%.

We expect our cash and cash equivalents of approximately $89.9 million at March 31, 2019 and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received an aggregate of $12.5 million through March 31, 2019 and subsequently in April 2019 became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, less the $2.7 million royalty that we will pay to CFF pursuant to the Investment Agreement related to the Kaken transaction, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following section presents information about our known contractual obligations as of March 31, 2019. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

On August 21, 2017, we entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which we agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with our occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse us for $1,080,189 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if we were not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively,

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for all leases with lease terms of more than 12 months. ASU 2016-02 requires both financing and operating types of leases to be recognized on the balance sheet. We adopted ASU 2016-02 using the effective date method as of January 1, 2019 and recorded an operating lease liability of approximately $3.8 million, and an operating lease right-of-use (“ROU”) asset of approximately $2.4 million related to the Leased Premises, with no operations adjustment to the accumulated deficit. Our adoption of ASU 2016-02 did not have a material impact on our consolidated statement of operations or statement of cash flows.

On February 26, 2019 we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The commencement date for the New Premises is expected to occur no later than August 1, 2019 and the lease term for the Total Premises is until October 31, 2026. Per ASC 842, the February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Per ASC 842, an extension of the lease term does not constitute a separate contract. Accordingly, we reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. We determined that the New Premises will be treated as a new standalone lease under ASC 842 and recorded a lease liability and a right-of-use asset of approximately $2.7 million for the modification.

Per the terms of the February 2019 Lease Agreement, the landlord agreed to reimburse us for $990,759 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the February 2019 Lease Agreement required a standby irrevocable letter of credit of $369,900, which may be reduced, if we are not in default under the February 2019 Lease Agreement, to $277,425 and $184,950 on the third and fourth anniversary of the commencement date, respectively.

The maturities of operating lease liabilities for the Total Premises are as follows as of March 31. 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$(445,168)
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$10,797,026

Less: present value discount	(3,478,438)
Total	$7,318,588

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2019, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

2018 CFF Award

Pursuant to the terms of the Investment Agreement, we are obligated to make certain royalty payments to CFF, including a royalty payment of one and one-half times the amount of the 2018 CFF Award, payable in cash within sixty days upon the first receipt of approval of lenabasum in the United States and a second royalty payment of one and one-half times the amount of the 2018 CFF Award upon approval in another major market, as set forth in the Investment Agreement (the “Approval Royalty”). At our election, we may satisfy the first of the two Approval Royalties in registered shares of our common stock. Additionally, we will owe to CFF a royalty payment equal to 10% of any amounts we receive as payment under the collaboration agreement with Kaken, provided that the total royalties that we will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and we may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, we are required to pay CFF $2,700,000 in May 2019, which is within 60 days of our receipt of the $27,000,000 upfront cash payment from Kaken described above.

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

In consideration of the license and other rights granted by us, Kaken paid us a $27,000,000 upfront cash payment in March 2019 and is obligated to pay potential milestone payments to us totaling up to approximately $173,000,000 for the achievement of certain development, sales and regulatory milestones. In addition, during the Royalty Term (as defined below), Kaken is obligated to pay us royalties on sales of Licensed Products in the Territory, under certain conditions, in the double digits, which royalty shall be reduced in certain circumstances. In particular, for so long as we supply Licensed Products to Kaken pursuant to a supply agreement to be entered into by the parties, royalty payments shall be payable for each unit of Licensed Product that we supply as a percentage of the Japanese National Health Insurance price of the Licensed Product. During any time in which a supply agreement is not in effect, royalty payments shall be changed to a rate to be agreed upon by the parties in good faith.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Collaboration and License Agreement, dated January 3, 2019, between Corbus Pharmaceuticals, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).#

10.2	Lease Amendment No. 1, dated as of February 26, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.3	Offer Letter, dated as of February 19, 2019, between Craig Millian and Corbus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.4	Separation Agreement between Corbus Pharmaceutical Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.5	Consulting Agreement between Corbus Pharmaceutical Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Collaboration and License Agreement, dated January 3, 2019, between Corbus Pharmaceuticals, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).#

10.2	Lease Amendment No. 1, dated as of February 26, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.3	Offer Letter, dated as of February 19, 2019, between Craig Millian and Corbus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.4	Separation Agreement between Corbus Pharmaceutical Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.5	Consulting Agreement between Corbus Pharmaceutical Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 9, 2019	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

