Form 10-Q
period 2019-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2019-08-08
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2019

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

As of August 2, 2019, 64,651,593 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,154,916	$41,748,468
Prepaid expenses and other current assets	2,235,947	2,491,844
Total current assets	75,390,863	44,240,312
Property and equipment, net	2,912,335	2,705,206
Operating lease right of use assets	5,695,689	—
Other assets	123,226	43,823
Total assets	$84,122,113	$46,989,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$99,333	$394,305
Accounts payable	7,490,561	6,345,335
Accrued expenses	19,056,618	9,851,191
Deferred revenue	2,482,238	1,462,503
Operating lease liabilities, current	312,289	—
Deferred rent, current	—	35,996
Total current liabilities	29,441,039	18,089,330
Operating lease liabilities, noncurrent	7,307,274	—
Deferred rent, noncurrent	—	1,375,891
Total liabilities	36,748,313	19,465,221
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 64,644,093 and 57,247,496 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,465	5,725
Additional paid-in capital	192,819,731	148,888,635
Accumulated deficit	(145,452,396)	(121,370,240)
Total stockholders’ equity	47,373,800	27,524,120
Total liabilities and stockholders’ equity	$84,122,113	$46,989,341

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue from awards and licenses	$29,094,583	$853,646	$30,980,265	$1,804,088
Operating expenses:
Research and development	22,181,409	10,259,868	43,965,113	20,025,229
General and administrative	5,207,962	2,987,549	11,832,709	6,037,581
Total operating expenses	27,389,371	13,247,417	55,797,822	26,062,810
Operating income (loss)	1,705,212	(12,393,771)	(24,817,557)	(24,258,722)
Other income (expense), net:
Interest income, net	448,717	266,297	783,312	469,717
Foreign currency exchange gain (loss), net	(1,276)	58,123	(47,911)	24,269
Other income, net	447,441	324,420	735,401	493,986
Net income (loss)	$2,152,653	$(12,069,351)	$(24,082,156)	$(23,764,736)
Net income (loss) per share, basic	$0.03	$(0.21)	$(0.38)	$(0.42)
Net income (loss) per share, diluted	$0.03	$(0.21)	$(0.38)	$(0.42)
Weighted average number of common shares outstanding, basic	64,546,628	57,157,955	63,119,196	56,764,935
Weighted average number of common shares outstanding, diluted	68,511,587	57,157,955	63,119,196	56,764,935

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	64,455,221	$6,446	$189,899,554	$(147,605,049)	$42,300,951
Stock compensation expense	—	—	2,817,488	—	2,817,488
Issuance of common stock upon exercise of warrants	172,414	17	(17)	—	—
Issuance of common stock upon exercise of stock options	16,458	2	102,706	—	102,708
Net income	—	—	—	2,152,653	2,152,653
Balance at June 30, 2019	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800

For the Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	57,139,892	$5,714	$142,927,376	$(77,393,486)	$65,539,604
Stock issuance costs	—	—	52,201	—	52,201
Stock compensation expense	—	—	1,816,094	—	1,816,094
Issuance of common stock upon exercise of stock options	52,604	5	146,607	—	146,612
Net loss	—	—	—	(12,069,351)	(12,069,351)
Balance at June 30, 2018	57,192,496	$5,719	$144,942,278	$(89,462,837)	$55,485,160

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018 (audited)	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock-based compensation expense	—	—	5,906,427	—	5,906,427
Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—
Issuance of common stock upon exercise of stock options	78,229	8	306,703	—	306,711
Net loss	—	—	—	(24,082,156)	(24,082,156)
Balance at June 30, 2019 (Unaudited)	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800

For the Six Months Ended June 30, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017 (audited)	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Issuance of common stock, net of issuance costs of $453,167	1,500,000	150	11,246,684	—	11,246,834
Stock-based compensation expense	—	—	3,701,010	—	3,701,010
Issuance of common stock upon exercise of stock options	89,069	9	303,257	—	303,266
Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225
Net loss	—	—	—	(23,764,736)	(23,764,736)
Balance at June 30, 2018 (Unaudited)	57,192,496	$5,719	$144,942,278	$(89,462,837)	$55,485,160

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,082,156)	$(23,764,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,906,427	3,701,010
Depreciation and amortization	308,331	206,314
(Gain) loss on foreign exchange	(591)	40,654
Operating lease right of use asset amortization	232,924	—
Deferred rent	—	363,355
Changes in operating assets and liabilities:
Decrease in customer receivable	5,000,000	12,500,000
Decrease (increase) in prepaid expenses	255,897	(102,792)
Increase in other assets	(79,402)	(23,651)
Increase in accounts payable	1,097,910	628,212
Increase in accrued expenses	8,989,731	1,064,995
Decrease in deferred revenue	(3,980,265)	(1,769,313)
Increase in operating lease liabilities	279,063	—
Net cash used in operating activities	(6,072,131)	(7,155,952)
Cash flows from investing activities:
Purchases of property and equipment	(256,898)	(1,944,865)
Net cash used in investing activities	(256,898)	(1,944,865)
Cash flows from financing activities:
Principal payments on notes payable	(294,972)	(249,157)
Proceeds from issuance of common stock	40,596,961	12,003,266
Issuance costs paid for common stock financings	(2,566,137)	(671,168)
Principal payments on capital lease obligation	(375)	(2,072)
Net cash provided by financing activities	37,735,477	11,080,869
Net increase in cash and cash equivalents	31,406,448	1,980,052
Cash and cash equivalents at beginning of the period	41,748,468	62,696,486
Cash and cash equivalents at end of the period	$73,154,916	$64,676,538
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$6,300	$2,763
Fair value of warrant issued in connection with Investment Agreement	$—	$6,215,225
Stock issuance costs included in accounts payable or accrued expenses	$5,415	$7,500
Purchases of property and equipment included in accounts payable or accrued expenses	259,731	35,148
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02	$2,399,524	$—
Right of use assets obtained in exchange for lease obligation upon entry into February 2019 Lease Agreement	$3,529,090	$—
Write off of fully amortized leasehold improvements	$—	$191,244

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019, the results of its operations and changes in stockholders’ equity for the three months and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY

The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. Although the Company had operating income for the second quarter of 2019, the Company has incurred recurring losses since inception and as of June 30, 2019, had an accumulated deficit of $145,452,396.

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

In April 2019, the Company became entitled to receive $5 million upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis (See Note 8). The Company received the $5 million payment from the CFF for this milestone achievement in May 2019. Through June 30, 2019, the Company has received $17.5 million of the 2018 CFF Award and the Company expects the remainder of the 2018 CFF Award will be paid to the Company incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

Pursuant to the Investment Agreement, 10% of the $27 million upfront payment received from Kaken, or $2.7 million, was paid by the Company to the CFF in May 2019.

The Company expects the cash and cash equivalents of $73,154,916 at June 30, 2019 to be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At June 30, 2019 and December 31, 2018, cash equivalents were comprised of money market funds. The Company had no marketable investments at June 30, 2019 and December 31, 2018.

Cash and cash equivalents consists of the following:

	June 30, 2019	December 31, 2018
Cash	$1,542,111	$808,943
Money market fund	71,612,805	40,939,525
Total cash and cash equivalents	$73,154,916	$41,748,468

As of June 30, 2019, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $1,015,000 of cash which was held in our subsidiary in the United Kingdom and approximately $84,000 which was held in our subsidiary in Australia. As of December 31, 2018, all of the Company’s cash was held in the United States, except for approximately $702,000 of cash which was held in our subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory fibrotic diseases. As of June 30, 2019 all of the Company’s assets were located in the United States, except for approximately $1,099,000 of cash, $716,000 of prepaid expenses, $43,000 of other assets, and $66,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s assets were located in the United States, except for approximately $702,000 of cash, $1,183,000 of prepaid expenses, $28,000 of other assets, and $54,000 of property and equipment, net which were held in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2019 or December 31, 2018.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2019 and 2018.

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

Net Income (Loss) Per Common Share

Net income (loss) per share was computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net income (loss)	$2,152,653	$(12,069,351)	$(24,082,156)	$(23,764,736)
Weighted average number of common shares. basic	64,546,628	57,157,955	63,119,196	56,764,935
Effect of dilutive securities	3,964,959	—	—	—
Weighted average number of common shares-diluted	68,511,587	57,157,955	63,119,196	56,764,935
Net income (loss) per share of common stock-basic	$0.03	$(0.21)	$(0.38)	$(0.42)
Net income (loss) per share of common stock-diluted	$0.03	$(0.21)	$(0.38)	$(0.42)
Antidilutive awards (1)	281,132	—	317,945	—

(1)	Certain stock-based compensation awards were not included in the calculation of net income per common share for the three months ended June 30, 2019 because their effect would have been antidilutive. For the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018, the effect of dilutive shares was not included in the computation of net loss per share because we had a net loss.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018

Computer hardware and software	$514,923	$431,637
Office furniture and equipment	953,744	914,742
Leasehold improvements	2,025,410	2,025,410
Construction in progress	393,172	—
Property and equipment, gross	3,887,249	3,371,789
Less: accumulated depreciation	(974,914)	(666,583)
Property and equipment, net	$2,912,335	$2,705,206

Depreciation expense was $155,709 and $124,416 for the three months ended June 30, 2019 and 2018, respectively and $308,331 and $206,314 for the six months ended June 30, 2019 and 2018, respectively. During the second quarter of 2019, the Company incurred construction in progress costs of $393,172 to build out its office space related to the New Premises discussed in Note 5.

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $2,877 and $1,774 for the three months ended June 30, 2019 and 2018, and $4,714 and $3,549 for the six months ended June 30, 2019 and 2018.

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

The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$(307,630)
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$10,934,564

Less: present value discount	(3,315,001)
Total	$7,619,563

Total lease expense for the three months ended June 30, 2019 and 2018 was $307,182 and $147,752, respectively. Total lease expense for the six months ended June 30, 2019 and 2018 was $507,344 and $294,743, respectively.

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions. As of June 30, 2019, there have been no milestone or royalty payments made to Jenrin.

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

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%. Prepaid expenses as of June 30, 2019 and December 31, 2018, included $170,625 and $441,875, respectively, related to this insurance policy.

Interest expense for notes payable for the three months ended June 30, 2019 and 2018 totaled $1,521 and $904, respectively. Interest expense for notes payable for the six months ended June 30, 2019 and 2018 totaled $3,366 and $2,564, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018

Accrued clinical operations and trials costs	$11,935,501	$4,914,881
Accrued product development costs	4,073,377	2,222,093
Accrued compensation	2,100,531	2,253,621
Accrued other	947,209	460,596
Total	$19,056,618	$9,851,191

8.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

The Company received the upfront payment of $27,000,000 in March 2019 and, as the performance obligations were not yet satisfied at that time, the payment was recorded in deferred revenue as of March 31, 2019. The Company satisfied the combined performance obligation by June 30, 2019, upon which the Company recognized the $27,000,000 upfront payment as revenue in the second quarter of 2019.

The Company was required to make a $2,700,000 million royalty payment to CFF within 60 days of receipt of the upfront cash payment from Kaken pursuant to the 2018 CFF Award. This obligation was paid by the Company to CFF in May 2019.

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $17.5 million in the aggregate through June 30, 2019 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. In April 2019, the Company became entitled to receive $5 million upon its achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company received payment from the CFF for this milestone achievement in May 2019. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field, as defined in the Investment Agreement, (ii) royalty payments to CFF of one percent of net sales of Non-Field Products, as defined in the Investment Agreement due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount the Company and its stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Accordingly, the Company will owe to CFF a royalty payment equal to 10% of any amounts the Company receives as payment under the collaboration agreement with Kaken, provided that the total royalties that the Company will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and the Company may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, the Company was required to pay CFF $2,700,000 in May 2019 as a result of its receipt of the $27,000,000 upfront cash payment from Kaken.

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

Under the Investment Agreement, the Company recorded $2,094,583 and $853,646 of revenue during the three months ended June 30, 2019 and 2018 and $3,980,265 and $1,804,088 of revenue during the six months ended June 30, 2019 and 2018. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $17,500,000 in milestone payments during the year ended December 31, 2018 which was recorded as an increase to deferred revenue. A roll forward of deferred revenue related to the Investment Agreement for the six months ended June 30, 2019 is presented below.

June 30, 2019
Beginning balance, December 31, 2018	$1,462,503
Billing to CFF upon achievement of milestones	5,000,000
Recognition of revenue	(3,980,265)
Ending balance, June 30, 2019	$2,482,238

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

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to the Company totaling approximately $40.3 million, less issuance costs incurred of approximately $2.6 million.

During the three and six months ended June 30, 2019, the Company issued 16,458 and 78,229 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $102,708 and $306,711 from these exercises, respectively. During the three and six months ended June 30, 2018, the Company issued 52,604 and 89,069 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $146,612 and $303,266 from these exercises, respectively.

During the three and six months ended June 30, 2019, warrants to purchase 200,000 shares and 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 172,414 and 1,119,868 shares of common stock, respectively. No warrants were exercised during the three and six months ended June 30, 2018.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,000,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2014 Plan had a total reserve of 18,543,739 shares and there were 8,072,241 shares available for future grants. As of June 30, 2019, there were 5,200,795 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended June 30, 2019 and 2018, respectively, the Company recorded non-cash, stock-based compensation expense of $2,817,488 and $1,816,094, net of estimated forfeitures. For stock options issued and outstanding for the six months ended June 30, 2019 and 2018, respectively, the Company recorded non-cash, stock-based compensation expense of $5,906,427 and $3,701,010, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.56%	2.40%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	87.7%	87.9%

A summary of option activity for the six months ended June 30, 2019 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,593,990	$4.51
Granted	3,080,800	7.43
Exercised	(78,229)	3.92
Forfeited	(209,354)	7.26
Outstanding at June 30, 2019	12,387,207	$5.19	7.31	$28,315,753
Vested at June 30, 2019	7,048,991	$3.51	6.08	$26,768,267

The weighted average grant-date fair value of options granted during the six months ended June 30, 2019 and 2018 was $5.41 and $5.82 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was approximately $233,095 and $320,541, respectively. The total fair value of options that were vested as of June 30, 2019 and 2018 was $19,252,762 and $11,075,357, respectively. As of June 30, 2019, there was approximately $24,389,674 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.78 years as of June 30, 2019.

11.	WARRANTS

During the three and six months ended June 30, 2019, warrants to purchase 200,000 shares and 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 172,414 shares and 1,119,868 shares of common stock, respectively. No warrants were exercised during the three and six months ended June 30, 2018.

At June 30, 2019, there were warrants outstanding to purchase 1,000,000 shares of common stock with a weighted average exercise price of $13.20 and a weighted average remaining life of 5.58 years, related only to the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

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

Overview

We are a Phase 3, clinical stage pharmaceutical company, focused on the development and commercialization of novel therapeutics to treat rare, chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs. Our product lenabasum is a novel synthetic, oral, endocannabinoid drug designed to resolve chronic inflammation and fibrotic processes. We are currently developing lenabasum to treat four life-threatening diseases: systemic sclerosis (SSc), cystic fibrosis (CF), dermatomyositis (DM) and systemic lupus erythematosus (SLE).

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

On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock at a purchase price of $6.50 per share with gross proceeds to us totaling approximately $40.3 million, less estimated issuance costs incurred of approximately $2.6 million.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products and at June 30, 2019, we had an accumulated deficit of approximately $145,452,000. Although we had net income of approximately $2,153,000 for the second quarter of 2019, we historically have incurred net losses. Our net loss for the three months ended June 30, 2018 was approximately $12,069,000. For the six months ended June 30, 2019 and 2018 our net losses were approximately $24,082,000 and $23,765,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Revenue from awards for the three and six months ended June 30, 2019 was $2,094,583 and $3,980,265, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. Revenue for the three and six months ended June 30, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $29,094,583 and $853,646 of revenue in the three months ended June 30, 2019 and 2018, respectively.

Amounts recognized in revenue for the three months ended June 30, 2018 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. In April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in May 2019. The $7.5 million remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We recorded $2,094,583 and $853,646 of revenue related to the 2018 CFF Award during the three months ended June 30, 2019 and 2018, respectively.

Revenue for the three months ended June 30, 2019 also included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

We assessed the 2018 CFF Award and the Kaken collaboration agreement for accounting under ASC 606. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Research and development expenses for the three months ended June 30, 2019 totaled approximately $22,181,000, an increase of approximately $11,921,000 over the $10,260,000 recorded for the three months ended June 30, 2018. The increase was primarily attributable to increases of $9,881,000 in clinical trial costs, $1,560,000 in compensation costs, and $480,000 in stock-based compensation expense.

Approximately 44% of research and development expenses recorded for the three months ended June 30, 2019 was recorded in our subsidiaries in the United Kingdom and Australia.

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

General and administrative expense for the three months ended June 30, 2019 totaled approximately $5,208,000, an increase of approximately $2,220,000 over the $2,988,000 recorded for the three months ended June 30, 2018. The increase was primarily attributable approximately $917,000 in compensation costs, $521,000 in stock-based compensation expense, $212,000 in consulting expense, $155,000 in temporary help and recruiting costs, $147,000 in investor relations and corporate communications costs, $103,000 in facility and insurance costs, $85,000 in software as a service costs, and an aggregate net increase of approximately $80,000 for other general and administrative expenses.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses.

Other income, net for the three months ended June 30, 2019 totaled approximately $447,000, an increase of approximately $123,000 over the $324,000 recorded for the three months ended June 30, 2018, and was primarily attributable to an increase in net interest income of approximately $182,000 due to increased cash balances in the second quarter of 2019 as compared to the second quarter of 2018, offset partially by decreases in foreign currency exchange gains of approximately $59,000.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

We have recognized $30,980,265 and $1,804,088 of revenue in the six months ended June 30, 2019 and 2018, respectively.

Amounts recognized in revenue for the six months ended June 30, 2019 were in connection with the 2018 CFF Award of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. In April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in May 2019. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We recorded $3,980,265 and $1,804,088 of revenue related to the 2018 CFF Award during the six months ended June 30, 2019 and 2018, respectively.

Revenue for the six months ended June 30, 2019 also included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

We assessed the 2018 CFF Award and the Kaken collaboration agreement for accounting under ASC 606. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 totaled approximately $43,965,000, an increase of approximately $23,940,000 over the $20,025,000 recorded for the six months ended June 30, 2018. The increase was primarily attributable to increases of $19,872,000 in clinical trial costs, $2,693,000 in compensation costs, and $1,375,000 in stock-based compensation expense. Approximately 46% of research and development expenses recorded for the six months ended June 30, 2019 was recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2019 totaled approximately $11,833,000, an increase of approximately $5,795,000 over the $6,038,000 recorded for the six months ended June 30, 2018. The increase was primarily attributable to the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken. Additional increases include approximately $1,427,000 in compensation costs, $830,000 in stock-based compensation expense, $321,000 in temporary help and recruiting costs, $181,000 in facility and insurance costs, $164,000 in investor relations and corporate communications costs, $115,000 in software as a service costs, and an aggregate net increase of approximately $57,000 for other general and administrative expenses.

Other Income, Net

Other income, net for the six months ended June 30, 2019 totaled approximately $735,000, an increase of approximately $241,000 over the $494,000 recorded for the six months ended June 30, 2018, and was primarily attributable to an increase in net interest income of approximately $313,000 due to increased cash balances in the first half of 2019 as compared to the first half of 2018, offset partially by decreases in foreign currency exchange gains of approximately $72,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At June 30, 2019, our accumulated deficit since inception was approximately $145,452,000.

At June 30, 2019, we had total current assets of approximately $75,391,000 and total current liabilities of approximately $29,441,000, resulting in working capital of approximately $45,950,000. Of our total cash and cash equivalents of $73.2 million at June 30, 2019, $72.1 million was held within the United States.

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $6,072,000, which includes a net loss of approximately $24,082,000, adjusted for non-cash expenses of approximately $6,447,000 largely related to stock-based compensation expense, and approximately $11,563,000 of cash provided by net working capital items principally due to increases in accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2019 totaled approximately $257,000, which was largely related to construction costs in the second quarter of 2019 to build out our office space that we expect to begin occupying in the third quarter of 2019.

Cash provided by financing activities for the six months ended June 30, 2019 totaled approximately $37,735,000. On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to us totaling approximately $40.3 million, less issuance costs paid of approximately $2.6 million.

During the six months ended June 30, 2019, the Company issued 78,229 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $306,711 from these exercises. Cash provided by financing activities for the the six months ended June 30, 2019 included principal payments on notes payable of approximately $295,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2018 stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%.

We expect our cash and cash equivalents of approximately $73.2 million at June 30, 2019 and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received an aggregate of $17.5 million through June 30, 2019, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of June 30, 2019. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

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

The maturities of operating lease liabilities for the Total Premises are as follows as of June 30. 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$(307,630)
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$10,934,564

Less: present value discount	(3,315,001)
Total	$7,619,563

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

2018 CFF Award

Pursuant to the terms of the Investment Agreement, we are obligated to make certain royalty payments to CFF, including a royalty payment of one and one-half times the amount of the 2018 CFF Award, payable in cash within sixty days upon the first receipt of approval of lenabasum in the United States and a second royalty payment of one and one-half times the amount of the 2018 CFF Award upon approval in another major market, as set forth in the Investment Agreement (the “Approval Royalty”). At our election, we may satisfy the first of the two Approval Royalties in registered shares of our common stock. Additionally, we will owe to CFF a royalty payment equal to 10% of any amounts we receive as payment under the collaboration agreement with Kaken, provided that the total royalties that we will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award, and we may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, we were required to pay CFF $2,700,000 in May 2019, which is within 60 days of our receipt of the $27,000,000 upfront cash payment from Kaken described below.

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

Foreign Exchange Risk

The majority of our operations are based in the United States and, accordingly our transactions are denominated in U.S. Dollars. However, we have foreign currency exposures related to our cash valued in the United Kingdom in British Pounds and Euros and our cash valued in Australia in Australian Dollars because our functional currency is the U.S. Dollar in our foreign-based subsidiaries. Our foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of New Chief Operating Officer

On August 6, 2019, the Company appointed Robert Discordia, Ph.D., age 55, as the Company’s new Chief Operating Officer, effective immediately.

Prior to his appointment as Chief Operating Officer, Dr. Discordia served the Company as Vice President, Pharmaceutical Development & Manufacturing since May 2018. Prior to joining the Company, Dr. Discordia served in multiple positions of increasing responsibility at Bristol-Myers Squibb (NYSE: BMY), where he most recently served as Executive Director, Business Operations, Procurement for Global Product Development & Supply. While serving in that position, Dr. Discordia was responsible for managing the strategic business partnerships for the company’s small molecule development and commercial manufacturing. Prior to that, he served as Bristol-Myers Squibb’s Group Director & Head, External Partner Management, Pharmaceutical Development at Bristol-Myers Squibb. Most notably, he held leading roles in the CMC development and launch of multiple medicines, including TAXOL®, BARACLUDE® and ELIQUIS®. Dr. Discordia received his Ph.D. in Organic Chemistry from Syracuse University and a Bachelor of Science in Chemistry from SUNY Cortland. He completed his postdoctoral training at The Research Institute of Scripps Clinic and the University of California, San Diego.

As a result of Dr. Discordia’s appointment as Chief Operating Officer, Dr. Discordia was granted an option to purchase 100,000 shares of common stock, receives an annual base salary of $400,000 and is eligible for an annual cash bonus of up to 40% of his base salary.

Dismissal of Class Action Complaints

On March 12, 2019 and March 29, 2019, putative securities class action complaints were filed against the Company and two of its officers in the U.S. District Court for the District of Massachusetts, entitled Kempf v. Corbus Pharmaceutical Holdings, Inc., et al., Civil Action No. 1:19-cv-10457 and Wood v. Corbus Pharmaceutical Holdings, Inc., et al., Civil Action No. 1:19-cv-10600. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain disclosures of the Company. Each plaintiff sought to represent a class of shareholders who purchased or acquired stock of the Company between November 14, 2016 and February 28, 2019 and sought damages and other relief based on alleged false or misleading statements. On May 13, 2019, purported shareholder Marie Berner filed a motion to consolidate the matters and be appointed lead plaintiff and was appointed lead plaintiff on June 3, 2019. Prior to that appointment, the Wood plaintiff voluntarily dismissed her action on May 24, 2019.  On August 2, 2019, lead plaintiff voluntarily dismissed the remaining action without prejudice.

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

Corbus Pharmaceuticals Holdings, Inc.

Date: August 8, 2019	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

