Form 10-Q
period 2019-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2019-11-07
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2019

or

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

As of November 1, 2019, 64,672,893 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,849,365	$41,748,468
Prepaid expenses and other current assets	2,685,923	2,491,844
Total current assets	57,535,288	44,240,312
Property and equipment, net	4,891,063	2,705,206
Operating lease right of use assets	5,569,999	—
Other assets	134,034	43,823
Total assets	$68,130,384	$46,989,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$394,305
Accounts payable	6,193,507	6,345,335
Accrued expenses	23,969,303	9,851,191
Deferred revenue	—	1,462,503
Operating lease liabilities, current	386,618	—
Deferred rent, current	—	35,996
Total current liabilities	30,549,428	18,089,330
Operating lease liabilities, noncurrent	7,940,283	—
Deferred rent, noncurrent	—	1,375,891
Total liabilities	38,489,711	19,465,221
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 64,672,893 and 57,247,496 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,467	5,725
Additional paid-in capital	195,877,403	148,888,635
Accumulated deficit	(166,243,197)	(121,370,240)
Total stockholders’ equity	29,640,673	27,524,120
Total liabilities and stockholders’ equity	$68,130,384	$46,989,341

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue from awards and licenses	$2,589,783	$1,090,878	$33,570,048	$2,894,966
Operating expenses:
Research and development	22,152,001	12,807,800	66,117,114	32,833,029
General and administrative	5,534,493	3,181,071	17,367,202	9,218,652
Total operating expenses	27,686,494	15,988,871	83,484,316	42,051,681
Operating loss	(25,096,711)	(14,897,993)	(49,914,268)	(39,156,715)
Other income (expense), net:
Other income	4,109,338	-	4,109,338	-
Interest income, net	292,854	268,335	1,076,166	738,052
Foreign currency exchange gain (loss), net	(96,282)	28,447	(144,193)	52,716
Other income, net	4,305,910	296,782	5,041,311	790,768
Net loss	$(20,790,801)	$(14,601,211)	$(44,872,957)	$(38,365,947)
Net loss per share, basic and diluted	$(0.32)	$(0.26)	$(0.71)	$(0.67)
Weighted average number of common shares outstanding, basic and diluted	64,660,017	57,218,832	63,638,447	56,917,897

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800
Stock compensation expense	—	—	2,977,574	—	2,977,574
Issuance of common stock upon exercise of stock options	28,800	2	80,098	—	80,100
Net loss	—	—	—	(20,790,801)	(20,790,801)
Balance at September 30, 2019	64,672,893	$6,467	$195,877,403	$(166,243,197)	$29,640,673

For the Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	57,192,496	$5,719	$144,942,278	$(89,462,837)	$55,485,160
Stock issuance costs	—	—	(11,512)	—	(11,512)
Stock compensation expense	—	—	1,958,917	—	1,958,917
Issuance of common stock upon exercise of warrants	5,000	1	4,999	—	5,000
Issuance of common stock upon exercise of stock options	40,000	4	34,374	—	34,378
Net loss	—	—	—	(14,601,211)	(14,601,211)
Balance at September 30, 2018	57,237,496	$5,724	$146,929,056	$(104,064,048)	$42,870,732

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018 (audited)	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock-based compensation expense	—	—	8,884,001	—	8,884,001
Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—
Issuance of common stock upon exercise of stock options	107,029	10	386,801	—	386,811
Net loss	—	—	—	(44,872,957)	(44,872,957)
Balance at September 30, 2019 (Unaudited)	64,672,893	$6,467	$195,877,403	$(166,243,197)	$29,640,673

For the Nine Months Ended September 30, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017 (audited)	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Issuance of common stock, net of issuance costs of $464,680	1,500,000	150	11,235,170	—	11,235,320
Stock-based compensation expense	—	—	5,659,928	—	5,659,928
Issuance of common stock upon exercise of warrants	5,000	1	4,999	—	5,000
Issuance of common stock upon exercise of stock options	129,069	13	337,632	—	337,645
Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225
Net loss	—	—	—	(38,365,947)	(38,365,947)
Balance at September 30, 2018 (Unaudited)	57,237,496	$5,724	$146,929,056	$(104,064,048)	$42,870,732

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(44,872,957)	$(38,365,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,884,001	5,659,928
Depreciation and amortization	466,104	338,651
Loss on foreign exchange	115,654	36,164
Operating lease right of use asset amortization	358,615	—
Deferred rent	—	392,846
Changes in operating assets and liabilities:
Decrease in customer receivable	5,000,000	12,500,000
Increase in prepaid expenses	(194,079)	(26,554)
(Increase) decrease in other assets	(90,211)	20,837
Increase (decrease) in accounts payable	(836,296)	3,654,483
Increase in accrued expenses	13,486,408	2,646,852
Decrease in deferred revenue	(6,462,503)	(2,860,191)
Increase in operating lease liabilities	986,401	—
Net cash used in operating activities	(23,158,863)	(16,002,931)
Cash flows from investing activities:
Purchases of property and equipment	(1,451,069)	(2,050,662)
Net cash used in investing activities	(1,451,069)	(2,050,662)
Cash flows from financing activities:
Principal payments on notes payable	(394,305)	(332,861)
Proceeds from issuance of common stock	40,677,061	12,042,645
Issuance costs paid for common stock financings	(2,571,552)	(690,181)
Principal payments on capital lease obligation	(375)	(3,150)
Net cash provided by financing activities	37,710,829	11,016,453
Net increase (decrease) in cash and cash equivalents	13,100,897	(7,037,140)
Cash and cash equivalents at beginning of the period	41,748,468	62,696,486
Cash and cash equivalents at end of the period	$54,849,365	$55,659,346
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$20,629	$8,019
Fair value of warrant issued in connection with Investment Agreement	$—	$6,215,225
Purchases of property and equipment included in accounts payable or accrued expenses	1,229,916	92,696
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02	$2,399,524	$—
Right of use assets obtained in exchange for lease obligation upon entry into February 2019 Lease Agreement	$3,529,090	$—
Write off of fully amortized leasehold improvements	$—	$191,244

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019, the results of its operations and changes in stockholders’ equity for the three months and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company had operating income for the second quarter of 2019, the Company has incurred recurring losses since inception and as of September 30, 2019, had an accumulated deficit of $166,243,197. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash and cash equivalents of $54,849,365 at September 30, 2019 may not be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-Q.

Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and CRB-4001 (see Note 5). The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned clinical trials. These factors among others cause management to conclude there is a substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments made to these consolidated financial statements as a result of these uncertainties.

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 8), and the valuation of the CFF Warrant (See Note 11).

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At September 30, 2019 and December 31, 2018, cash equivalents were comprised of money market funds. The Company had no marketable investments at September 30, 2019 and December 31, 2018.

Cash and cash equivalents consists of the following:

	September 30, 2019	December 31, 2018
Cash	$5,184,555	$808,943
Money market fund	49,664,810	40,939,525
Total cash and cash equivalents	$54,849,365	$41,748,468

As of September 30, 2019, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $4,928,000 of cash which was held principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s cash was held in the United States, except for approximately $702,000 of cash which was held in our subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory fibrotic diseases. As of September 30, 2019, all of the Company’s assets were located in the United States, except for approximately $4,928,000 of cash, $1,481,000 of prepaid expenses and other current assets, $36,000 of other assets, and $59,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s assets were located in the United States, except for approximately $702,000 of cash, $1,183,000 of prepaid expenses and other current assets, $28,000 of other assets, and $54,000 of property and equipment, net which were held in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2019 or December 31, 2018.

In the three months ended September 30, 2019, the Company received from a foreign taxing authority, an aggregate $4.1 million of cash payments for refundable research and development tax credits that were earned on certain research and development expenses incurred outside of the United States. The Company recorded the $4.1 million in other income in the accompanying statements of operations for the three and nine months ended September 30, 2019.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2019 and 2018.

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

Foreign Currency

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in the Company’s statement of operations. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency for the Company’s foreign affiliates is the U.S. Dollar, therefore no foreign currency translation adjustments have been recorded as other comprehensive income.

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per share of common stock:
Net loss	$(20,790,801)	$(14,601,211)	$(44,872,957)	$(38,365,947)
Weighted average shares of common stock outstanding	64,660,017	57,218,832	63,638,447	56,917,897
Net loss per share of common stock-basic and diluted	$(0.32)	$(0.26)	$(0.71)	$(0.67)

The impact of the following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	September 30,
	2019	2018
Warrants	1,000,000	2,283,500
Stock options	12,830,887	9,434,241
Total	13,830,887	11,717,741

Recent Accounting Pronouncements

The Company considers applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018

Computer hardware and software	$634,181	$431,637
Office furniture and equipment	1,338,490	914,742
Leasehold improvements	3,051,598	2,025,410
Construction in progress	999,481	—
Property and equipment, gross	6,023,750	3,371,789
Less: accumulated depreciation	(1,132,687)	(666,583)
Property and equipment, net	$4,891,063	$2,705,206

Depreciation expense was $157,773 and $132,337 for the three months ended September 30, 2019 and 2018, respectively and $466,104 and $338,651 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the construction in progress costs in the table above are related to the Company’s build out its office space related to the New Premises discussed in Note 5.

5.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $8,987 and $612 for the three months ended September 30, 2019 and 2018, and $15,538 and $4,161 for the nine months ended September 30, 2019 and 2018.

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

On October 25, 2019, the Company amended its lease (“October 2019 Lease Amendment”) pursuant to which an additional 500 square feet of office space will be leased by the Company in the same building for an aggregate total of 63,256 square feet of leased office space (“Amended Total Premises”). Per ASC 842, the October 2019 Lease Amendment constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Per ASC 842, an extension of the lease term does not constitute a separate contract. Accordingly, the Company reassessed the classification of the Amended Leased Premises and remeasured the lease liability on the basis of the extended lease term using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 8%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $466,000 to be recorded in the fourth quarter of 2019.

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

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$218,216
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$11,460,410

Less: present value discount	(3,133,509)
Total	$8,326,901

Total lease expense for the three months ended September 30, 2019 and 2018 was $307,183 and $146,229, respectively. Total lease expense for the nine months ended September 30, 2019 and 2018 was $814,527 and $440,972, respectively.

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease was for a three-year term that concluded in January 2019 and included a bargain purchase option at the end of the term.

Jenrin License Agreement

The Company, entered into a License Agreement (the “Jenrin Agreement”) with Jenrin Discovery, LLC, a privately-held Delaware limited liability company (“Jenrin”), effective September 20, 2018. Pursuant to the Jenrin Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system. The lead product candidate is CRB-4001, a peripherally-restricted CB-1 inverse agonist targeting fibrotic liver, lung, heart and kidney diseases. The Company plans to commence a Phase 1 clinical trial of CRB-4001 in 2020.

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions. As of September 30, 2019, there have been no milestone or royalty payments made to Jenrin.

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

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrued on this loan at an annual rate of 3.07%. This loan was fully repaid in August 2019. Prepaid expenses as of September 30, 2019 and December 31, 2018, included $35,000 and $441,875, respectively, related to this insurance policy.

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%.

Interest expense for notes payable for the three months ended September 30, 2019 and 2018 totaled $381 and $213, respectively. Interest expense for notes payable for the nine months ended September 30, 2019 and 2018 totaled $3,747 and $2,777, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018

Accrued clinical operations and trials costs	$11,810,266	$4,914,881
Accrued product development costs	6,740,406	2,222,093
Accrued compensation	3,891,456	2,253,621
Accrued other	1,527,175	460,596
Total	$23,969,303	$9,851,191

8.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

The Company was required to make a $2,700,000 royalty payment to CFF within 60 days of receipt of the upfront cash payment from Kaken pursuant to the 2018 CFF Award. This obligation was paid by the Company to CFF in May 2019.

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

Under the Investment Agreement, the Company recorded $2,589,783 and $1,090,878 of revenue during the three months ended September 30, 2019 and 2018 and $6,570,048 and $2,894,966 of revenue during the nine months ended September 30, 2019 and 2018. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018 (Note 3). To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $17,500,000 in milestone payments during the year ended December 31, 2018 which was recorded as an increase to deferred revenue. A roll forward of deferred revenue related to the Investment Agreement for the nine months ended September 30, 2019 is presented below.

September 30, 2019
Beginning balance, December 31, 2018	$1,462,503
Billing to CFF upon achievement of milestones	5,000,000
Recognition of revenue	(6,570,048)
Reclassification to contract asset	107,545
Ending balance, September 30, 2019	$—

The CFF Warrant is accounted for as a payment to the customer under ASC 606. See Note 11 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately 2.75 years and is expected to be completed in the third quarter of 2020. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

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

During the three and nine months ended September 30, 2019, the Company issued 28,800 and 107,029 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $80,100 and $386,811 from these exercises, respectively. During the three and nine months ended September 30, 2018, the Company issued 40,000 and 129,069 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $34,378 and $337,645 from these exercises, respectively.

During the nine months ended September 30, 2019, warrants to purchase 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock. No warrants were exercised during the three months ended September 30, 2019. During the three and nine months ended September 30, 2018, warrants to purchase 5,000 shares were exercised for proceeds of $5,000.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2019, the number of shares of common stock available for issuance under the 2014 Plan increased by 3,000,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of January 1, 2019, the 2014 Plan had a total reserve of 18,543,739 shares and there were 8,072,241 shares available for future grants. As of September 30, 2019, there were 4,728,315 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2019 and 2018, respectively, the Company recorded non-cash, stock-based compensation expense of $2,977,574 and $1,958,917, net of estimated forfeitures. For stock options issued and outstanding for the nine months ended September 30, 2019 and 2018, respectively, the Company recorded non-cash, stock-based compensation expense of $8,884,001 and $5,659,928, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2019	2018
Risk free interest rate	2.41%	2.48%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	87.3%	87.6%

A summary of option activity for the nine months ended September 30, 2019 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,593,990	$4.51
Granted	3,640,800	7.15
Exercised	(107,029)	3.61
Forfeited	(296,874)	7.38
Outstanding at September 30, 2019	12,830,887	$5.20	7.17	$17,431,614
Vested and expected to vest at September 30, 2019	7,421,312	$3.68	5.94	$17,048,757

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $5.21 and $5.67 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was approximately $324,567 and $494,360, respectively. The total fair value of options that were vested as of September 30, 2019 and 2018 was $21,108,706 and $12,359,043, respectively. As of September 30, 2019, there was approximately $23,563,971 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.69 years as of September 30, 2019.

11.	WARRANTS

During the nine months ended September 30, 2019, warrants to purchase 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock. No warrants were exercised during the three months ended September 30, 2019. During the three and nine months ended September 30, 2018, warrants to purchase 5,000 shares were exercised for proceeds of $5,000.

At September 30, 2019, there were warrants outstanding to purchase 1,000,000 shares of common stock with a weighted average exercise price of $13.20 and a weighted average remaining life of 5.33 years, related only to the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

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

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products and at September 30, 2019, we had an accumulated deficit of approximately $166,243,000. Although we had net income of approximately $2,153,000 for the second quarter of 2019, we historically have incurred net losses. Our net loss for the three months ended September 30, 2019 and 2018 were approximately $20,791,000 and $14,601,000, respectively. For the nine months ended September 30, 2019 and 2018 our net losses were approximately $44,873,000 and $38,366,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense, accrued research and development expense, and operating lease right of use assets and liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for all leases with lease terms of more than 12 months. ASU 2016-02 requires both financing and operating types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 required a modified retrospective transition approach, which initially required application of the new guidance for all periods presented in a Company’s financial statements (“comparative method”). In July 2018, the FASB released ASU 2018-11, offering a second option which provides further relief in the transition to ASC 842. Companies were allowed to follow the cumulative-effect adjustment transition approach (“effective date method”), which releases companies from presenting comparative periods and related disclosures according to ASC 842. Instead, companies electing to utilize the effective date method will recognize a one-time adjustment to retained earnings on the transition date without the additional burden of presenting the comparative periods under the new guidance. We adopted ASU 2016-02 using the effective date method as of January 1, 2019 and recorded an operating lease liability of approximately $3.8 million, and an operating lease right-of-use asset of approximately $2.4 million, with no operations adjustment to the accumulated deficit. Our adoption of ASU 2016-02 did not have a material impact on our consolidated statement of operations or statement of cash flows.

We lease our office space. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate we would have to pay if borrowing on a collateralized basis over a similar term to each lease. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Revenue from awards for the three and nine months ended September 30, 2019 was $2,589,783 and $6,570,048, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. Revenue from licenses for the nine months ended September 30, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019. No revenue from licenses was recognized for the three months ended September 30, 2019.

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

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately 2.75 years and is expected to be completed in the third quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $2,589,783 and $1,090,878 of revenue in the three months ended September 30, 2019 and 2018, respectively.

Amounts recognized in revenue for the three months ended September 30, 2019 and 2018 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. In April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in May 2019. The $7.5 million remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Research and development expenses for the three months ended September 30, 2019 totaled approximately $22,152,000, an increase of approximately $9,344,000 over the $12,808,000 recorded for the three months ended September 30, 2018. The increase was primarily attributable to increases of $6,667,000 in clinical trial costs, $2,111,000 in compensation costs, and $566,000 in stock-based compensation expense.

Approximately 43% of research and development expenses recorded for the three months ended September 30, 2019 was recorded in our subsidiaries in the United Kingdom and Australia.

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

General and administrative expense for the three months ended September 30, 2019 totaled approximately $5,534,000, an increase of approximately $2,353,000 over the $3,181,000 recorded for the three months ended September 30, 2018. The increase was primarily attributable approximately $1,283,000 in compensation costs, $453,000 in stock-based compensation expense, $182,000 in consulting expense, $167,000 in temporary help and recruiting costs, $127,000 in facility and insurance costs, $125,000 in software as a service costs, and an aggregate net increase of approximately $16,000 for other general and administrative expenses.

Other Income, Net

Other income, net for the three months ended September 30, 2019 totaled approximately $4,306,000, an increase of approximately $4,009,000 over the $297,000 recorded for the three months ended September 30, 2018, and was primarily attributable to approximately $4,109,000 of cash paid to us in the third quarter of 2019 from a foreign taxing authority for refundable research and development tax credits that were earned on certain research and development expenses we incurred outside of the United States. Other income, net also consists of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses. In the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, we had an increase in net interest income of approximately $25,000, partially offset by decreases in foreign currency exchange gains of approximately $125,000.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

We have recognized $33,570,048 and $2,894,966 of revenue in the nine months ended September 30, 2019 and 2018, respectively.

Amounts recognized in revenue for the nine months ended September 30, 2019 were in connection with the 2018 CFF Award of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. In April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in May 2019. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We recorded $6,570,048 and $2,894,966 of revenue related to the 2018 CFF Award during the nine months ended September 30, 2019 and 2018, respectively.

Revenue for the nine months ended September 30, 2019 also included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

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

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 totaled approximately $66,117,000, an increase of approximately $33,284,000 over the $32,833,000 recorded for the nine months ended September 30, 2018. The increase was primarily attributable to increases of $26,540,000 in clinical trial costs, $4,803,000 in compensation costs, and $1,941,000 in stock-based compensation expense. Approximately 45% of research and development expenses recorded for the nine months ended September 30, 2019 was recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2019 totaled approximately $17,367,000, an increase of approximately $8,148,000 over the $9,219,000 recorded for the nine months ended September 30, 2018. The increase was primarily attributable to the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken. Additional increases include approximately $2,711,000 in compensation costs, $1,283,000 in stock-based compensation expense, $488,000 in temporary help and recruiting costs, $309,000 in facility and insurance costs, $240,000 in software as a service costs, $155,000 in consulting costs and an aggregate net increase of approximately $262,000 for other general and administrative expenses.

Other Income, Net

Other income, net for the nine months ended September 30, 2019 totaled approximately $5,041,000, an increase of approximately $4,250,000 over the $791,000 recorded for the nine months ended September 30, 2018, and was primarily attributable to approximately $4,109,000 of cash paid to us in the third quarter of 2019 from a foreign taxing authority for refundable research and development tax credits that were earned on certain research and development expenses we incurred outside of the United States. Other income, net also consists of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses. In the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, we had an increase in net interest income of approximately $338,000 due to increased cash balances in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, offset partially by decreases in foreign currency exchange gains of approximately $197,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At September 30, 2019, our accumulated deficit since inception was approximately $166,243,000.

At September 30, 2019, we had total current assets of approximately $57,535,000 and total current liabilities of approximately $30,549,000, resulting in working capital of approximately $26,986,000. Of our total cash and cash equivalents of approximately $54.8 million at September 30, 2019, approximately $49.9 million was held within the United States.

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $23,159,000, which includes a net loss of approximately $44,873,000, adjusted for non-cash expenses of approximately $9,824,000 largely related to stock-based compensation expense, and approximately $11,890,000 of cash provided by net working capital items principally due to increases in accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2019 totaled approximately $1,451,000, which was largely related to construction costs in the second and third quarter of 2019 to build out our office space that we began to occupy a portion of at the end of the third quarter of 2019.

Cash provided by financing activities for the nine months ended September 30, 2019 totaled approximately $37,711,000. On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to us totaling approximately $40.3 million, less issuance costs paid of approximately $2.6 million.

During the nine months ended September 30, 2019, the Company issued 107,029 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $386,811 from these exercises. Cash provided by financing activities for the nine months ended September 30, 2019 included principal payments on notes payable of approximately $394,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2018 stipulated equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrued on this loan at an annual rate of 3.07% and the loan was paid in full in August 2019. In November 2019, we entered into a loan agreement with a financing company for $963,514 to finance one of our insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%.

We expect our cash and cash equivalents of approximately $54.8 million at September 30, 2019 and the up to $25 million of proceeds that we expect to receive under the 2018 CFF Award, of which we have received an aggregate of $17.5 million through September 30, 2019, to be sufficient to meet our operating and capital requirements into the third quarter of 2020, based on current planned expenditures. The remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of September 30, 2019. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

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

On October 25, 2019, the Company amended its lease (“October 2019 Lease Amendment”) pursuant to which an additional 500 square feet of office space will be leased by the Company in the same building for an aggregate total of 63,256 square feet of leased office space (“Amended Total Premises”). Per ASC 842, the October 2019 Lease Amendment constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Per ASC 842, an extension of the lease term does not constitute a separate contract. Accordingly, the Company reassessed the classification of the Amended Leased Premises and remeasured the lease liability on the basis of the extended lease term using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 8%. The remeasurement for the modification resulted in an increase to the lease liabilities and the ROU assets of approximately $466,000 to be recorded in the fourth quarter of 2019.

The maturities of operating lease liabilities for the Total Premises are as follows as of September 30, 2019:

2019 (remainder of year, net of $990,759 reimbursement of leasehold improvements)	$218,218
2020	1,287,522
2021	1,592,434
2022	1,639,501
2023	1,686,568
Thereafter	5,036,169
Total lease payments	$11,460,410

Less: present value discount	(3,133,509)
Total	$8,326,901

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2019, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Except as set forth below, there have been no material changes in risk factors from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Although we had operating income for the second quarter of 2019, we have incurred recurring losses since inception and as of September 30, 2019, had an accumulated deficit of $166,302,397. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, strategic alliances and the development of our administrative organization. We expect the cash and cash equivalents of $54.8 million at September 30, 2019 together with the $7.5 million remainder of the expected milestone payments from the up to $25 million Development Award from the Cystic Fibrosis Foundation to fund operations into the third quarter of 2020. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional equity or debt capital or spin-off non-core assets to raise additional cash, and to receive payments, if any, under the Agreement with Kaken. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and CRB-4001. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Lease Amendment No. 2 dated as of October 25, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Amendment No. 2 dated as of October 25, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 7, 2019	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

