Form 10-K
period 2019-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2020-03-16
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 River Ridge Drive Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

(617) 963-0100

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange where registered
Common Stock, par value $0.0001 per share	CRBP	The NASDAQ Global Market

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $390,133,740, based on the closing price of the registrant’s common stock on June 30, 2019.

As of March 9, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 72,490,449.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs by targeting the human endocannabinoid system (ECS). We are developing a pipeline of cannabinoid drug candidates which are rationally designed, synthetic, small molecule drugs which target the ECS to treat inflammatory and fibrotic diseases. Our focus on the ECS is backed by an ever-expanding body of knowledge on the biology of the ECS and its role as being a master regulator of inflammation and fibrosis. Our lead investigational drug candidate, lenabasum, is a novel, synthetic, oral, cannabinoid type 2 (CB2) agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. We are currently developing lenabasum to treat four life threatening diseases: systemic sclerosis (SSc), dermatomyositis (DM), cystic fibrosis (CF) and systemic lupus erythematosus (SLE). In addition, we are developing a pipeline of experimental drug candidates from our library of novel compounds targeting the ECS. Our pipeline also includes CRB-4001, a 2nd generation, peripherally restricted cannabinoid receptor type 1 (CB1) inverse agonist designed to treat organ specific fibrotic liver diseases, such as nonalcoholic steatohepatitis, or NASH.

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

Lenabasum is currently being evaluated in a Phase 3 SSc study that has completed the enrollment of 365 patients with top-line data expected to be reported in the summer of 2020, a Phase 2b CF study that has completed the enrollment of 426 patients with topline data expected in the summer of 2020, and a Phase 3 study in DM that is expected to enroll 150 patients. In addition, we are conducting a Phase 2 SLE study funded by a grant through the National Institutes of Health, or NIH, that is expected to enroll 100 patients. Open-label extension studies are ongoing in SSc and DM for patients who completed the Phase 2 studies and Phase 3 studies in these indications. Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum has demonstrated acceptable safety and tolerability profiles in clinical studies to date.

The U.S. Food and Drug Administration, or FDA, has granted lenabasum Orphan Drug Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for SSc, CF and DM.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting pre-clinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Two of the four clinical programs for lenabasum are being supported by non-dilutive awards and grants. The NIH has funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trial. In cystic fibrosis, the Phase 2b clinical trial is being supported by the 2018 CFF Award of up to $25 million, and the Phase 2 clinical trial was partially funded by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc., a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

In September 2018, we acquired an exclusive worldwide license to develop, manufacture and market drug candidates from more than 600 compounds, targeting the endocannabinoid system from Jenrin Discovery LLC, or Jenrin. The pipeline includes CRB-4001, our peripherally-restricted, CB1 inverse agonist targeting liver, lung, heart and kidney fibrotic diseases. The current patent portfolio for CRB-4001 includes multiple issued patents and pending patent applications. CRB-4001 was developed in collaboration with and with financial support from the NIH. CRB-4001 was specifically designed to eliminate blood-brain barrier penetration and brain CB1 receptor occupancy that mediate the neuropsychiatric issues associated with first-generation CB1 inverse agonists such as rimonabant. Potential indications for CRB-4001 include NASH, primary biliary cholangitis, idiopathic pulmonary fibrosis, radiation-induced pulmonary fibrosis, myocardial fibrosis after myocardial infarction, and acute interstitial nephritis, among others.

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd., or Kaken, for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of SSc and DM, two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken received an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. In March 2019, Kaken made an upfront payment to us of $27 million. We will be eligible to receive up to an additional $173 million upon achievement of certain regulatory, development and sales milestones as well as double-digit royalties.

The development status of Corbus pipeline is summarized below:

Figure 1: Clinical development pipeline

Clinical Development-Lenabasum

Systemic Sclerosis (SSc)

Ongoing Phase 3 Study

In December 2017, we initiated a Phase 3 double-blind placebo-controlled multi-center international clinical study (“RESOLVE-1) in diffuse cutaneous SSc and we completed enrollment of 365 patients in May 2019. Topline data from this study are expected in summer of 2020. The RESOLVE-1 is a multi-national, 52-week study with subjects being randomized 1:1:1 to receive lenabasum 5 mg twice per day, lenabasum 20 mg twice per day or placebo twice per day.

The primary efficacy outcome of the RESOLVE-1 study is the American College of Rheumatology Combined Response Index in diffuse cutaneous Systemic Sclerosis (ACR CRISS). The ACR CRISS score is a composite measure of clinical improvement calculated from weighted changes from baseline in five core outcome measures commonly used to evaluate treatment effect in trials for SSc: modified Rodnan Skin core (mRSS), Health Assessment Questionnaire - Disability Index (HAQ-DI), forced vital capacity (FVC) percent predicted, and patient and physician global assessments of health related to SSc The study is also evaluating multiple secondary endpoints, including changes in mRSS, HAQ-DI, and FVC percent predicted. These same outcomes were evaluated in the Phase 2 study and are also outcomes for the ongoing open-label Phase 2 and Phase 3 extension studies. The open-label extension enables all the participants in the study to continue to receive lenabasum following the conclusion of the trial period.

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

Efficacy Outcomes

The ACR CRISS score (ACR CRISS), the primary outcome for Phase 3 RESOLVE-1, increased steadily over time with lenabasum open-label dosing and has maintained ≥ 0.95 from Month 12 through Month 25 in the OLE. Also the mRSS improved > 9.2 points during the same time. Patient and physician global assessments of health, skin symptoms, itch, and patient-reported disability and function showed either stabilization or continued improvement during the OLE from Month 12 through 24. No severe or serious adverse events (AE) or study discontinuations related to lenabasum to date in the OLE.

Figure 2: ACR CRISS Results from Phase 2 Study

Figure 3: mRSS Results from Phase 2 Study

Safety

There have been no severe or serious adverse events (AEs) or study discontinuations related to lenabasum to date and no clinically significant laboratory abnormalities related to lenabasum in the Phase 2 study, and the safety and tolerability profile of lenabasum remains favorable after months of dosing in the open label extension.

Cystic Fibrosis (CF)

Ongoing Phase 2B Study

In January 2018, the Company initiated a Phase 2b study in CF which is being funded in part by a development award for up to $25 million from the Cystic Fibrosis Foundation (CFF) and the enrollment of 426 patients was completed in November 2019 in with top line data expected in the summer of 2020. The Phase 2b multicenter, double-blinded, randomized, placebo-controlled study has enrolled CF subjects who are at least 12 years of age and a history of increased risk for pulmonary exacerbations (PEx). The primary outcome is the event rate of PEx which is the average number of PEx per subject per time period. Secondary efficacy outcomes include other measures of PEx, change in Cystic Fibrosis Questionnaire-Revised Respiratory domain score and change in forced expiratory volume in 1 second (FEV1), % predicted. The study is a multi-center international study and subjects were randomized to one of three cohorts to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day for 28 weeks, with 4 weeks follow-up off active treatment. This Phase 2b CF study was designed with input from the therapeutic Development Network of the Cystic Fibrosis Foundation and the European Cystic Fibrosis Society Clinical Trials Network.

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

Lenabasum successfully achieved the primary objective of the study by demonstrating an acceptable safety and tolerability profile at all doses with no serious or severe adverse events related to the study drug. Lenabasum cohorts showed a dose-dependent reduction in a number of acute PEx defined as those requiring intravenous (IV) antibiotics compared to placebo. Additionally, lenabasum caused a consistent reduction in multiple inflammatory cell types in sputum, including total leukocytes, neutrophils, eosinophils, and macrophages. Inflammatory mediators, including interleukin-8, neutrophil elastase, and immunoglobulin G, were also reduced in sputum by lenabasum in a dose-dependent manner. These patient data provide evidence of biological activity of lenabasum in resolving ongoing innate immune responses in lungs of CF patients and support the observed reduction in PEx.

Figure 4: Lenabasum treatment was associated with longer time to PEx in Phase 2 study and consistent reduction in key inflammatory biomarkers in sputum

The Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), the non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation supported the prior Phase 2 study with a $5 million development award. To date, the Company has received two development awards with total potential payments of up to $30 million from the CFF to support the clinical development of lenabasum in CF.

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

Encouraging Data from Ongoing Open-Label Extension Study

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

Efficacy Outcomes

The CDASI activity score improved from study start by -20.9 points at 23 months in the open label extension study (OLE). An improvement of -4 to -5 points in CDASI activity score is considered medically important, and 72% of subjects achieved low skin activity (CDASI ≤ 14) at 23 months. Continued improvement was observed during the OLE in patient-reported global assessments of skin activity, skin symptoms, itch and hair loss and physician-reported global disease activity, physician assessment of extramuscular disease activity.

Figure 5: CDASI Activity Score During Open Label Extension

Positive Data from Phase 2 Dermatomyositis Study

In October 2017, the Company completed the double-blind, placebo-controlled portion of the Phase 2 study in skin-predominant DM and reported positive results. The mean improvement (reduction) in the primary efficacy outcome, the CDASI activity score, an, was 9.3 points for lenabasum treatment versus a reduction of 3.7 points for placebo treatment (p = 0.04, 2-sided MMRM) at sixteen weeks. Lenabasum also outperformed placebo in multiple secondary efficacy outcomes studied. Lenabasum was well tolerated with no severe or serious side effects associated with the drug. No subjects dropped out. The dermatomyositis trial was funded by a grant from the National Institute of Arthritis and Musculoskeletal and Skin Diseases of the National Institutes of Health to the University of Pennsylvania Perelman School of Medicine.

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

Figure 6-Lenabasum Demonstrated Clinically Meaningful Improvement in CDASI

Systemic Lupus Erythematosus (SLE)

In December 2017 a Phase 2 clinical study of lenabasum was initiated for the treatment of systemic lupus erythematosus and patient dosing commenced in February 2018 and we expect to report top line data in 2020. The Phase 2 SLE clinical trial is being conducted by the Autoimmunity Centers of Excellence (ACE) program, which is funded by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH).

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

Lenabasum’s Unique and Novel Mechanism of Action as a Pro-Resolving Drug

Lenabasum is a synthetic, rationally-designed, oral small-molecule drug that selectively binds to the cannabinoid receptor type 2, or CB2, found on activated immune cells, fibroblasts and other cell types including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators (SPMs) that act to resolve inflammation and halt fibrosis by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. Through its binding to the CB2 receptor, lenabasum drives innate immune responses from the activation phase through completion of the resolution phase. The CB2 receptor plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans suffering from polymorphism in the CB2 gene, as these exhibit abnormal immune responses and a propensity for chronic inflammation.

A key aspect of the body’s innate immune response is its activation phase when inflammatory cells are recruited to the site of tissue infection/injury whereupon these cells act to target the infection and/or respond to tissue damage. The next phase in a normal innate immune response is its resolution phase, during which the nature of the infiltrating immune cells changes from pro-inflammatory to pro-resolving, the infectious pathogens are eliminated, residual cellular debris and immune cells are cleared from the tissue, and tissue repair processes are eventually halted when they are no longer needed. In chronic inflammatory and fibrotic diseases, the innate immune responses are “stuck” in the initial activation phase. This failure to progress through the resolution phase causes chronic tissue infiltration with inflammatory cells and chronic activation of healing processes that cause tissue scarring, or fibrosis. The key event that propels an innate immune response from its activation phase to its resolution phase is a “class switch” from production of pro-inflammatory lipid mediators such as prostaglandins and leukotrienes to a family of SPMs (Figure 1) which include lipoxins, resolvins, protectins, and marescins. If an innate immune response persists in the activation phase and does not progress through resolution, chronic inflammation and fibrosis can result, causing organ dysfunction, organ failure, severe morbidity and even death. There are hundreds of life-long chronic and incurable inflammatory diseases.

Figure 7-Lenabasum’s Mechanism of Action

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

Figure 8- Lenabasum Increases Pro-Resolving Lipid Mediators in Humans

Figure 11- Lenabasum also Decreases Inflammatory Lipid Mediators in Humans

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

Clinical Development-CRB-4001 and other synthetic cannabinoid drugs

Corbus is developing CRB-4001, 2nd generation, peripherally restricted selective (CB1) inverse agonist for nonalcoholic steatohepatitis (NASH) and other fibrotic diseases. CRB-4001 was developed in collaboration with and financial support from the National Institutes of Health (NIH). CRB-4001 was specifically designed to eliminate blood-brain barrier penetration and brain CB1 receptor occupancy that mediate the neuropsychiatric issues associated with first-generation CB1 inverse agonists, such as rimonabant. Corbus expects data from its Phase 1 safety study in 2020.

We are also evaluating and characterizing compounds from of our compound library to select additional clinical candidates to move forward into clinical studies. The next clinical candidate from our proprietary platform will be selected in 2020.

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

Lenabasum Market Opportunity for Current Indications Being Developed

Autoimmune Disorders

Systemic Sclerosis

Systemic sclerosis (SSc) is a chronic, systemic autoimmune disease characterized by activation of innate and adaptive immune systems, an obliterative, proliferative vasculopathy of small blood vessels, and fibrosis of the skin and multiple internal organs. Approximately 200,000 people in the U.S., Europe and Japan have SSc. The disease affects mainly adults (80% of SSc patients are women) with mean age of onset about 46 years of age in the U.S. and the majority of patients between 45-64 years of age.

A commonly used system classifies SSc patients into those with more wide-spread skin thickening (diffuse cutaneous SSc, about 35% of patients) and those with more restricted skin thickening (limited cutaneous SSc, about 65% of patients). There is significant overlap in the clinical manifestations for these two groups of SSc patients and no known significant differences in disease pathogenesis.

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

There is no cure for systemic sclerosis, and there are no FDA-approved treatments for this disease. Drugs such as methotrexate, mycophenolate and cyclophosphamide are often prescribed to treat symptoms and/or address organ specific manifestations associated with SSc. These immunosuppressive drugs are not specifically FDA approved for SSc, do not treat the totality of the disease, and may be associated with significant side effects, such as serious infections.

We believe there is general agreement in the SSc community that an effective anti-inflammatory and anti-fibrotic drug that addresses the totality of the disease and help patients function and feel better would address a significant unmet medical need in SSc, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for SSc, and is not immunosuppressive. We believe such a therapy would be positively received by the market.

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

An overview of the disease progression in cystic fibrosis is provided in Figure 10.

Figure 10: Factors involved in cystic fibrosis progression

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

Current therapies for cystic fibrosis include mucolytics to breakdown mucus, antibiotics to fight bacterial infection, and drugs that act to restore some functionality to the faulty CFTR protein in patients, including Kalydeco® Orkambi®, Symdeco® and Trikafta®. Drugs that are designed to partially restore ion channel functions of mutant CFTR protein are not necessarily able to correct the dysfunction of the innate immune system. For example, ivacaftor treatment has not been associated with reduction in sputum neutrophils or neutrophil derived proteases in CF patients.

All CF patients appear to have dysfunction in resolution of the innate immune system, no matter which CFTR mutations a given patient has. This is borne out by the incidence of pulmonary exacerbations which according to the CF registry occur at an event rate of 0.64 times per patient per year. On average, patients spend nearly 18 days hospitalized for pulmonary exacerbations per year. A pulmonary exacerbation is acute worsening of the patient’s day-to-day signs and symptoms of lung disease and is associated with worsening of inflammation at the start of the exacerbation. Failure to resolve lung inflammation during a pulmonary exacerbation is associated with treatment failure, such as need to change antibiotics, prolonged antibiotic therapy, early recurrent of pulmonary exacerbation, and failure to recover lung function lost during the exacerbation. Pulmonary exacerbations in CF are associated with reduced survival, lung function, and patient quality of life and increased health-care burden. The annual average pulmonary exacerbation hospitalization related costs in the U.S. vary from $30,000 for a “mild” exacerbation to as high as $120,000 in patients with severe lung disease. Currently, there are no approved drugs used to address pulmonary exacerbations, a key driver of morbidity and mortality in cystic fibrosis.

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

Other therapies routinely used by cystic fibrosis patients routinely include antibiotics, such as Cayston from Gilead and TOBI from Novartis, and mucolytics, such as Pulmozyme from Genentech. In addition, Vertex currently markets the only approved drugs that specifically target the defective CFTR protein; Kalydeco, Orkambi Symdeko and Tricafta.

Competition

For autoimmune disorders such as SSc, DM and SLE, physicians treat patients with a number of drugs including potent immunosuppressants and cytotoxics to try to reduce the autoimmune response characteristic of the disease. These drugs have not proven to be very effective, thus there remains a high unmet need for safe and effective drugs to treat these autoimmune disorders. Several companies, including Boehringer Ingelheim, Galapagos, GlaxoSmithkline, Bristol Myers, Sanofi, Kadmon Holdings and Emerald Health, are actively working to develop new drugs for treating the inflammation and/or fibrosis in SSc. To the best of our knowledge, lenabasum offers a unique mode of action to treat SSc being one of the few oral drugs with the potential to resolve inflammation and halt fibrosis without immunosuppression.

There are numerous drug therapies currently used to treat CF patients, targeting different aspects of this complex disease. Inhaled and oral antibiotics address the pulmonary microbial infection. Mucolytics address the accumulation of mucus in the lungs. Bronchodilators and hydration agents are also used to help improve pulmonary function. Targeting of the inflammatory component of the disease is currently done by high dose Ibuprofen and oral corticosteroids. While these offer some clinical benefit, they are not used chronically due to their adverse side effects which include immunosuppression and metabolic changes (steroids) as well as the risk of gastrointestinal bleeding (ibuprofen). Thus, there is a clear and urgent unmet medical need for safe and effective inflammation-targeting drugs for the chronic treatment of CF that could potentially have a beneficial impact on morbidity and mortality. An emerging and growing area of CF therapy has been the development and commercialization of correctors and potentiators of CFTR by Vertex (Kalydeco® Orkambi®, and Tricafta®).

Sales and Marketing for Lenabasum

We are developing our marketing, commercial operation, distribution, market access and reimbursement capabilities in anticipation of potential FDA approval for lenabasum. Our intent is to commercialize lenabasum ourselves in the United States with a targeted customer-facing organization to call on treating specialists and payers. In Europe we are evaluating potential partnerships as well as considering the option of commercializing ourselves. In Japan we granted exclusive license rights to Kaken Pharmaceutical Co., Ltd., or Kaken, for the commercialization of lenabasum for the treatment of SSc and DM. Under the terms of our agreement with Kaken, Kaken made an upfront payment to us of $27 million and we are eligible to receive up to an additional $173 million upon achievement of certain regulatory, development and sales milestones as well as double-digit royalties.

Research and Development

We incurred expenses of approximately $88,605,000 and $48,614,000 for research and development activities for the years ended December 31, 2019 and 2018, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for lenabasum.

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

Issued Patents

On August 6, 2019, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,369,131 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of dermatomyositis. The patent provides exclusivity in the U.S. for this use of lenabasum to February 12, 2034.

On December 18, 2018, USPTO issued U.S. Patent No. 10,154,986 to the Company with claims covering pharmaceutical compositions of lenabasum. The patent provides exclusivity in the U.S. for this use of lenabasum compositions to February 12, 2034.

On October 3, 2018, the USPTO issued U.S. Patent No. 10,085,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of all fibrotic diseases, including Corbus’ lead indications systemic sclerosis, dermatomyositis, cystic fibrosis and others. The patent provides exclusivity in the U.S. for this use of lenabasum to February 12, 2034.

On October 31, 2017, the USPTO issued U.S. Patent No. 9,801,849 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum, Corbus’ lead product in development for the treatment of inflammatory diseases. The patent provides exclusivity in the U.S. for this use of lenabasum to February 12, 2034.

On November 27, 2017, the USPTO issued U.S. Patent No. 9,820,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of fibrotic diseases, encompassing the Company’s lead indications: systemic sclerosis, DM, cystic fibrosis as well as others. The patent provides intellectual property protection in the United States for this use of lenabasum to February 12, 2034.

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

Employees

We had 141 full-time employees at December 31, 2019. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates and we expect to incur significant expense to complete our clinical program for our drug candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2019 and December 31, 2018 were approximately $71,454,000 and $55,672,000, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $192.8 million.

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

We have incurred recurring losses since inception and as of December 31, 2019, had an accumulated deficit of approximately $192.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, strategic alliances and the development of our administrative organization. We expect the cash and cash equivalents of approximately $31.7 million at December 31, 2019 plus the approximately $43.0 million of net proceeds from the February 2020 Offering and the remaining $7.5 million of proceeds that we expect to receive under the 2018 Award before the end of the fourth quarter of 2020 to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on planned expenditures. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. As of December 31, 2019, we held cash and cash equivalents of approximately $31.7 million.

On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b clinical trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which we received $17.5 million to date. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020.

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of lenabasum for the treatment of SSc and DM. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. Kaken made an upfront payment to us of $27 million. We are eligible to receive in addition up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double-digit royalties.

On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of its common stock at a purchase price of $6.50 per share with gross proceeds to us totaling $40,290,250, less estimated issuance costs incurred of approximately $2,572,000 (“January 2019 Offering”). On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46,000,000, less estimated issuance costs incurred of approximately $3,010,000 (“February 2020 2019 Offering”).

We expect the cash and cash equivalents of approximately $31.7 million at December 31, 2019 plus the approximately $43.0 million of net proceeds from the February 2020 Offering and the remaining $7.5 million of proceeds that we expect to receive under the 2018 Award before the end of the fourth quarter of 2020, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on planned expenditures.

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

Outbreaks of communicable diseases, including the coronavirus COVID-19, may materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the recent outbreak around the world, including in China and Italy, of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

Since some of our business partners and manufacturing operations are in China and Italy, including manufacturing for our commercial and clinical active pharmaceutical ingredient, the continued impact resulting from the COVID-19 outbreak in these areas or in other areas where we have operations, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations. For example, an outbreak could significantly disrupt our business and our ability to complete our clinical trials by limiting our ability to travel or ship materials within or outside China or Italy or forcing temporary closure of facilities that we rely upon.

We face risks related to health epidemics and outbreaks, including the COVID-19 coronavirus, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented.

In December 2019, a novel strain of coronavirus COVID-19 was reported to have surfaced in Wuhan, China. The extent to which COVID-19 may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. We are currently conducting our clinical trials in multiple countries, including South Korea and Italy, and enrollment in certain of our trials, including our Phase 3 DETERMINE study, is ongoing. The continued spread of COVID-19 globally could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trials partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the outbreak. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

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

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

■	the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials;

■	we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidates;

■	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;

■	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

■	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

■	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

■	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

■	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

■	the FDA or comparable foreign regulatory authorities may decide that the clinical trial endpoints we have chosen such as ACR CRSS score at week 52, the statistical analysis plans that we use, or any other parameter that we rely on to show the safety and efficacy of our drugs, are not parameters that can be used to support approval of our products.

Failure to obtain regulatory approval for any of our drug candidates for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with the endpoints that we have chosen to use in our clinical trials, our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidates. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

If approved for marketing, the commercial success of our drug candidates will depend upon their acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

■	demonstration of clinical safety and efficacy;

■	relative convenience, pill burden and ease of administration;

■	the prevalence and severity of any adverse effects;

■	the willingness of physicians to prescribe our drug candidates and of the target patient population to try new therapies;

■	safety, tolerability and efficacy of our drug candidates compared to competing products;

■	the introduction of any new products that may in the future become available to treat indications for which our drug candidates may be approved;

■	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;

■	pricing and cost-effectiveness;

■	the inclusion or omission of our drug candidates in applicable treatment guidelines;

■	the effectiveness of our or any future collaborators’ sales and marketing strategies;

■	limitations or warnings contained in FDA-approved labeling;

■	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

■	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

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

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or if we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

■	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

■	issuance of warning letters or untitled letters;

■	injunctions or the imposition of civil or criminal penalties or monetary fines;

■	suspension of any ongoing clinical trials;

■	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

■	suspension of, or imposition of restrictions on, operations, including costly new manufacturing requirements; or

■	product seizure or detention or refusal to permit the import or export of product.

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

On January 3, 2019, we entered into the Collaboration Agreement with Kaken, pursuant to which we granted to Kaken an exclusive license to commercialize and market lenabasum for the prevention and treatment of DM and SSc in Japan. Our ability to generate revenue under the Collaboration Agreement will depend in large part on our success in further clinical development of lenabasum and Kaken’s success in achieving regulatory approval for, and commercializing lenabasum, in Japan. Such efforts are subject to significant uncertainty. We have no control over the resources, time and effort that Kaken may devote to the commercialization of lenabasum. Any of several events or factors could have a material adverse effect on our ability to generate revenue from Kaken’s commercialization of lenabasum in Japan. For example, Kaken:

■	may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for lenabasum for the treatment of DM and SSc;

■	may not compete successfully against other products and therapies for DM and SSc;

■	may have to comply with additional requests and recommendations from foreign regulatory authorities;

■	may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;

■	may not commit sufficient resources to the marketing and distribution of lenabasum, whether for competitive or strategic reasons or otherwise due to a change in business priorities; and

■	may cease to perform its obligations under the terms of the Collaboration Agreement.

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

We currently have a limited sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize our drug candidates.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our drug candidates without strategic partners or licensees include:

■	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

■	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our drug candidates;

■	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

■	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Both Congress and the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the “non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

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

Our future profitability will depend, in part, on our ability to gain approval of and commercialize our drug candidates in non-U.S. markets. In some or all of these non-U.S. markets, we intend to enter into licensing and contractual collaborations with third parties, such as Kaken, to handle some or all of the tasks and responsibilities necessary to succeed. Our activities in non-U.S. markets are subject to additional risks and uncertainties, including:

■	our ability to enter into favorable licensing and contractual arrangements with our partners;

■	our ability to select partners who are capable of achieving success at the tasks they agree to perform;

■	obtaining timely and sufficient favorable approval terms for our drug candidates;

■	obtaining favorable pricing and reimbursement;

■	our inability to directly control commercial activities because we are relying on third parties;

■	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

■	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

■	import or export licensing requirements;

■	longer accounts receivable collection times;

■	longer lead times for shipping;

■	language barriers for technical training;

■	reduced protection of intellectual property rights in some foreign countries;

■	foreign currency exchange rate fluctuations; and

■	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

In the United States, our lead product candidate, lenabasum, is currently classified as a Schedule I controlled substance as defined in the Controlled Substance Act, or CSA. This designation is based on lenabasum’s chemical structure and pharmacology (namely, it being a synthetic endocannabinoid mimetic that binds to the CB2 receptor). Even though lenabasum’s mechanism of action is to modulate the immune system and results to date from clinical trials indicate that the drug has no psychotropic effects (which we believe is unlike other members of its chemical class), the DEA classifies lenabasum as a Schedule I substance.

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

Although we intend to design the clinical trials for our drug candidates in consultation with CROs, we expect that the CROs will manage and assist us with the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, or if they breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our drug candidates for the subject indications may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or our drug candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

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

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

■	the FDA failing to grant permission to proceed and placing the clinical study on hold;

■	subjects failing to enroll or remain in our trials at the rate we expect;

■	a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product in the manufacturing process;

■	any changes to our manufacturing process that may be necessary or desired;

■	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

■	subjects experiencing severe or unexpected drug-related adverse effects;

■	reports of similar technologies and products raising safety and/or efficacy concerns;

■

third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGCP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

■	inspections of clinical study sites by the FDA or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

■	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

■	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

■	deviations of the clinical sites from trial protocols or dropping out of a trial;

■	adding new clinical trial sites;

■	the inability of the CRO to execute any clinical trials for any reason; and

■	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Our ability to successfully market our drug candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which our drug candidates are expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our drug candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

■	failing to approve or challenging the prices charged for health care products;

■	introducing reimportation schemes from lower priced jurisdictions;

■	limiting both coverage and the amount of reimbursement for new therapeutic products;

■	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and

■	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

If the FDA determines that endpoints we have chosen for our RESOLVE-1 Phase 3 clinical trial in SSc do not sufficiently demonstrate the efficacy of lenabasum for the treatment of SSc, we may not receive regulatory approval for lenabasum for the treatment of SSc even if the results of our RESOLVE-1 Phase 3 clinical trial are positive.

In April 2019, we announced that we changed the primary efficacy endpoint of our ongoing RESOLVE-1 Phase 3 trial for SSc in the U.S. to the American College of Rheumatology Combined Response Index in diffuse cutaneous Systemic Sclerosis, or ACR CRISS, score at Week 52 from the previous primary endpoint, change in modified Rodnan Skin core, or mRSS. We made this change following a Type C meeting with the FDA, which we had asked for in order to seek the FDA’s feedback on this and certain other changes in the RESOLVE-1 trial protocol. In considering our requested change, the FDA noted drawbacks in both the mRSS and ACR CRISS as primary endpoints. The FDA informed us that while it could not agree to using the ACR CRISS score as a primary endpoint at that time, it recognized it was at our discretion and risk to change the primary endpoint to ACR CRISS. Also during the Type C meeting, the FDA stated that components of ACR CRISS, which include mRSS, reflect relevant aspects of SSc, and it will consider the totality of the data during review of any marketing application in SSc. In addition, the FDA stated that it was interested in working with us to develop a more interpretable and meaningful ACR CRISS instrument for use as a study endpoint in patients with SSc. Although we believe that using the ACR CRISS instrument as the primary efficacy endpoint for the RESOLVE-1 Phase 3 trial increases our probability of obtaining FDA approval of lenabasum for the treatment of SSc in the U.S., there can be no guarantee that the FDA will approve lenabasum based on the endpoints we have chosen for the RESOLVE-1 Phase 3 trial. The FDA may determine the endpoints that we have chosen to use in our RESOLVE-1 Phase 3 trial do not sufficiently demonstrate the efficacy of lenabasum even if the results of the clinical trial are positive.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of lenabasum or any of our other product candidates. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize lenabasum or our other product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

■	result in costly litigation;

■	divert the time and attention of our technical personnel and management;

■	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

■	require us to cease or modify our use of the technology and/or develop non-infringing technology; or

■	require us to enter into royalty or licensing agreements.

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

There are risks to our Intellectual Property based on our international business operations.

We may face risks to our technology and intellectual property as a result of our conducting business outside of the United States, including as a result of our license and collaboration agreement with Kaken, and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. Pursuant to our license and collaboration agreement with Kaken, we have granted Kaken an exclusive license to commercialize lenabasum in Japan, and an exclusive, worldwide license for the development and manufacturing of lenabasum in connection with Kaken’s commercialization efforts. As a result, and in the event Kaken partners with other companies in other foreign jurisdictions in connection with the development and manufacturing of lenabasum, we may be exposed to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our products or components may be reverse engineered by other business partners or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

General Company-Related Risks

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2019, we had 141 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Barbara White, our Chief Medical Officer, Craig Millian, our Chief Commercial Officer, Robert Discordia, our Chief Operating Officer, and Sean Moran, our Chief Financial Officer would adversely impact our business prospects.

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

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Yuval Cohen, Ph.D., our Chief Executive Officer, Barbara White, M.D., our Chief Medical Officer, Craig Millian, our Chief Commercial Officer and Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

Our officers, directors, and five percent stockholders collectively owned approximately 26.3% of our outstanding shares of common stock as of December 31, 2019. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of December 31, 2019, we had outstanding options to purchase an aggregate of 13,245,366 shares of our common stock at a weighted average exercise price of $5.19 per share and warrants to purchase an aggregate of 1,000,000 shares of our common stock at a weighted average exercise price of $13.20 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2019, we have identified material weaknesses in our internal control over financial reporting related to our control environment over the internal control activities and our information technology general controls.  If our steps are insufficient to successfully remediate these material weaknesses and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

We may not be able to complete our evaluation and testing of our internal control over financial reporting and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consisted of 63,256 square feet of leased office space at December 31. 2019. The lease term for this office space ends on October 31, 2026.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2019:

2020	$1,265,760
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$11,453,930

Less: imputed interest	(2,760,957)
Total	$8,692,973

Item 3.	LEGAL PROCEEDINGS

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

As of March 9, 2020, there are approximately 89 record holders of shares

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

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling approximately $46.0 million, less estimated issuance costs incurred of approximately $3.0 million.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at December 31, 2019, we had an accumulated deficit of approximately $192.8 million. Our net losses for the years ended December 31, 2019 and 2018 were approximately $71,454,000 and $55,672,000, respectively.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in 2020 and in the future in connection with our ongoing activities, as we:

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

Revenue from awards for the years ended December 31, 2019 and 2018 was $9,143,568 and $4,822,272, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. Revenue from licenses for the year ended December 31, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019. No revenue from licenses was recognized for the year ended December 31, 2018.

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

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two year and nine month period expected to be completed in the third quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $9,143,568 and $4,822,272 of revenue from awards in the years ended December 31, 2019 and 2018, respectively.

Amounts recognized in revenue from awards for the years ended December 31, 2019 and 2018 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018 and an additional $6.25 million in the second quarter of 2018. In April 2019 we became entitled to receive an additional $5 million upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in May 2019. The $7.5 million remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and we expect to receive the remainder before the end of the fourth quarter of 2020.

Additionally, revenue from licenses for the year ended December 31, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019. No revenue from licenses was recognized for the year ended December 31, 2018.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2020 as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

Other Income, Net

Other income, net consists primarily refundable research and development tax credits that were earned on certain research and development expenses we incurred primarily outside of the United States. Other income, net also consists of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses.

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

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Risk free interest rate	2.33%	2.53%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	86.98%	87.70%
Estimated forfeiture rate	4.85%	5.00%

Results of Operations

Comparison of Year Ended 2019 to 2018

Revenue from Awards and Licenses. We have recognized approximately $36,144,000 and $4,882,000 of revenue from awards and licenses in the years ended December 31, 2019 and 2018, respectively.

Revenue from awards for the years ended December 31, 2019 and 2018 was $9,143,568 and $4,822,272, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. We received an aggregate of $12.5 million during the year ended December 31, 2018 and an additional $5.0 million during the year ended December 31, 2019 upon our achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

Revenue for the year ended December 31, 2019 also included the recognition of revenue from licenses for the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

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

Research and Development. Research and Development expenses for the year ended December 31, 2019 totaled approximately $89,605,000, an increase of $40,991,000 over the $48,614,000 recorded for the year ended December 31, 2018. The increase in fiscal 2019 as compared to fiscal 2018 was primarily attributable to increases of $32,479,000 in clinical trial costs, $6,031,000 in compensation costs, and $2,481,000 in stock-based compensation expense.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 46% of research and development expenses recorded for the year ended December 31, 2019 was recorded in these entities.

General and Administrative. General and Administrative expense for the year ended December 31, 2019 totaled approximately $23,643,000, an increase of $10,687,000 over the $12,956,000 recorded for the year ended December 31, 2018. The increase was primarily attributable to the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken. Additional increases include approximately $3,439,000 in compensation costs, $1,891,000 in stock-based compensation expense, $809,000 in consulting costs, $547,000 in facility and insurance costs, $507,000 in temporary help and recruiting costs, and $320,000 in software as a service costs, partially offset by an aggregate net increase of approximately $474,000 for other general and administrative expenses.

Other Income, Net. Other income, net for 2019 was approximately $5,651,000 as compared to approximately $1,076,000 recorded for 2018. The increase of $4,575,000 in 2019 as compared to 2018 was primarily attributable to approximately $4,581,000 of cash paid to us in second half of 2019 from taxing authorities for refundable research and development tax credits that were earned on certain research and development expenses we incurred primarily outside of the United States. We also had an increase in net interest income of approximately $245,000 due to increased cash balances in 2019 as compared to 2018, offset partially by decreases in foreign currency exchange transaction gains of approximately $251,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At December 31, 2019, our accumulated deficit since inception was approximately $192,824,000.

At December 31, 2019, we had total current assets of approximately $38,155,000 and current liabilities of approximately $34,887,000 resulting in working capital of approximately $3,267,000. Of our total cash and cash equivalents of $31.7 million at December 31, 2019, $31.3 million was held within the United States.

Net cash used in operating activities for the year ended December 31, 2019 was approximately $45,721,000, which includes a net loss of approximately $71,454,000, adjusted for non-cash expenses of approximately $13,257,000 principally related to stock-based compensation expense of $11,982,000, depreciation and amortization expense of $739,000 and operating lease ROU asset amortization of $490,000, and approximately $12,476,000 of cash provided by net working capital items, principally related to the receipt of $5,000,000 under the 2018 CFF Award during 2019 and increases in accounts payable and accrued expenses.

Cash used in investing activities for the year ended December 31, 2019 totaled approximately $2,743,000, which was largely related to construction costs and purchases of furniture and fixtures to build out our office space that we began to occupy a portion of at the end of the third quarter of 2019 and the remainder in the fourth quarter of 2019.

Cash provided by financing activities for the year ended December 31, 2019 totaled approximately $38,463,000. On January 30, 2019, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 6,198,500 shares of our common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to us totaling approximately $40.3 million, less issuance costs paid of approximately $2.6 million.

During the year ended December 31, 2019, we also received proceeds of approximately $386,810 from the issuance of 107,029 shares of our common stock upon the exercise of stock options to purchase common stock. Cash provided by financing activities for the year ended December 31, 2019 included proceeds from issuances of notes payable of $963,514, partially offset by principal payments on notes payable of $605,160 in connection with our loan agreements with financing companies. The terms of the loan that we entered into in November 2018 stipulated equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrued on this loan at an annual rate of 3.07% and the loan was paid in full in August 2019. In November 2019, we entered into a loan agreement with a financing company for $963,514 to finance one of our insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%.

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46,000,000, less estimated issuance costs incurred of approximately $3,010,000. (“February 2020 Offering”).

We expect our cash and cash equivalents of approximately $31.7 million at December 31, 2019 together with net proceeds of $43 million from the public offering completed in February 2020 an the remaining milestones of $7.5 million in milestone payments that we expect to receive under the 2018 CFF Award before the end of the fourth quarter of 2020, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on current planned expenditures. The $7.5 million remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2019. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2020	Fiscal 2021- 2022	Fiscal 2023- 2024	After Fiscal 2024
Operating lease obligations	$11,453,930	$1,265,760	$3,257,684	$3,447,452	$3,483,034

On February 26, 2019, we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). Per ASC 842, the February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Accordingly, we reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. We determined that the New Premises will be treated as a new standalone operating lease under ASC 842 and recorded a lease liability and a right-of-use asset of approximately $2.7 million for this lease.

Per the terms of the February 2019 Lease Agreement, the landlord agreed to reimburse us for $990,759 of leasehold improvements. The reimbursements are being recognized as a reduction of rent expense over the term of the lease. Additionally, the February 2019 Lease Agreement required a standby irrevocable letter of credit of $369,900, which may be reduced, if we are not in default under the February 2019 Lease Agreement, to $277,425 and $184,950 on the third and fourth anniversary of the commencement date, respectively.

On October 25, 2019, we amended our lease (“October 2019 Lease Amendment”) pursuant to which the term of the lease was extended through November 30, 2026 and the existing office space under lease was expanded by 500 square feet for an aggregate total of 63,256 square feet of leased office space (“Amended Total Premises”). Per ASC 842, the October 2019 Lease Amendment constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. The additional space did not result in a separate contract as the rent increase was determined not to be commensurate with the standalone price for the additional right of use. Accordingly, we reassessed the classification of the Amended Total Premises, which resulted in operating classification, and remeasured the lease liability on the basis of the extended lease term using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 8%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $381,000 that was recorded in the fourth quarter of 2019.

Pursuant to the terms of our non-cancelable lease agreements in effect at December 31, 2019, the following table summarizes our maturities of operating lease liabilities as of December 31, 2019:

2020	$1,265,760
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$11,453,930

Less: imputed interest	(2,760,957)
Total	$8,692,973

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2019, other than our leases in the table above, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

See pages F-1 through F-25 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting, which are described below under “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment over the internal control activities to ensure the processing of and reporting of transactions are complete, accurate and timely. Specifically, we have not properly designed and implemented a sufficient level of precision in management review controls and controls surrounding accruals of research, product development and clinical obligations and purchasing, including presentation and disclosure in the consolidated financial statements.

There were also ineffective information technology general controls (“ITGCs”) governing user access over certain information technology (“IT”) systems that support our financial reporting processes and personnel that could impact internal control over financial reporting. As a result, business process automated and manual controls that were dependent on the affected ITGCs related to the in-scope financial applications were ineffective because they could have been adversely impacted.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report included in the Financial Statements section of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-26 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

4.8	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

4.9	Description of Capital Stock*

10.1	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

10.6	Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).#

10.7	Consulting Agreement, dated September 20, 2016, between Company and Orchestra Medical Ventures, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.8	Lease, dated May 30, 2014, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.9	First Amendment to Lease, dated August 27, 2015, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.10	Second Amendment to Lease, dated March 30, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.11	Third Amendment to Lease, dated September 13, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.12	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.13	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.14	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).#

10.15	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, dated April 11, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.16	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.17	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, dated April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.18	Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, dated April 11, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018).†

10.19	License Agreement, dated as of September 20, 2018, between Corbus Pharmaceuticals, Inc. and Jenrin Discovery, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018).#

10.20	Collaboration and License Agreement, dated January 3, 2019, between Corbus Pharmaceuticals, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).#

10.21	Lease Amendment No. 1, dated as of February 26, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.22	Offer Letter, dated as of February 19, 2019, between Craig Millian and Corbus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.23	Separation and General Release Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.24	Consulting Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.25	Lease Amendment No. 2, dated as of October 25, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019).

21.1	List of Subsidiaries of the Company.*

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

†	Indicates a management contract or compensation plan, contract or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 16, 2020	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Sean Moran

/s/ ALAN HOLMER	Director	March 16, 2020
Alan Holmer

/s/ DAVID HOCHMAN	Director	March 16, 2020
David Hochman

/s/ JOHN JENKINS	Director	March 16, 2020
John Jenkins

/s/ AVERY CATLIN	Director	March 16, 2020
Avery Catlin

/s/ RACHELLE JACQUES	Director	March 16, 2020
Rachelle Jacques

/s/ PETER SALZMAN	Director	March 16, 2020
Peter Salzman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an adverse opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for Leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain an effective control environment over the internal control activities to ensure the processing of and reporting of transactions are complete, accurate and timely. Specifically, the Company has not properly designed and implemented a sufficient level of precision in management review controls and controls surrounding accruals of research, product development and clinical obligations and purchasing, including presentation and disclosure in the consolidated financial statements.

There were also ineffective information technology general controls (“ITGCs”) governing user access over certain information technology (“IT”) systems that support our financial reporting processes and personnel that could impact internal control over financial reporting. As a result, business process automated and manual controls that were dependent on the affected ITGCs related to the in-scope financial applications were ineffective because they could have been adversely impacted.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2019 financial statements, and this report does not affect our report dated March 16, 2020, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries as of December 31 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes, and our report dated March 16, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 16, 2020

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,748,686	$41,748,468
Prepaid expenses and other current assets	3,724,932	2,491,844
Contract asset	2,681,065	—
Total current assets	38,154,683	44,240,312
Property and equipment, net	5,083,865	2,705,206
Operating lease right of use assets	5,818,983	—
Other assets	84,968	43,823
Total assets	$49,142,499	$46,989,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$752,659	$394,305
Accounts payable	11,091,363	6,345,335
Accrued expenses	22,447,939	9,851,191
Deferred revenue, current	—	1,462,503
Operating lease liabilities, current	595,745	—
Deferred rent, current	—	35,996
Total current liabilities	34,887,706	18,089,330
Operating lease liabilities, noncurrent	8,097,228	—
Deferred rent, noncurrent	—	1,375,891
Total liabilities	42,984,934	19,465,221
Commitments and Contingencies
Stockholders’ equity
Preferred Stock $0.0001 par value:10,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2019 and 2018, 64,672,893 and 57,247,496 shares issued and outstanding at December 31, 2019 and 2018, respectively	6,467	5,725
Additional paid-in capital	198,975,056	148,888,635
Accumulated deficit	(192,823,958)	(121,370,240)
Total stockholders’ equity	6,157,565	27,524,120
Total liabilities and stockholders’ equity	$49,142,499	$46,989,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenue from awards and licenses	$36,143,568	$4,822,272
Operating expenses:
Research and development	89,604,790	48,613,957
General and administrative	23,643,357	12,956,022
Total operating expenses	113,248,147	61,569,979
Operating loss	(77,104,579)	(56,747,707)
Other income (expense), net:
Other income	4,581,838	—
Interest income, net	1,227,643	982,777
Foreign currency exchange gain (loss)	(158,620)	92,791
Other income, net	5,650,861	1,075,568
Net loss	$(71,453,718)	$(55,672,139)
Net loss per share, basic and diluted	$(1.12)	$(0.98)
Weighted average number of common shares outstanding, basic and diluted	63,899,184	56,999,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	55,603,427	$5,560	$123,476,102	$(65,698,101)	$57,783,561
Stock-based compensation expense	—	—	7,609,508	—	7,609,508
Issuance of common stock, net of issuance costs of $464,680	1,500,000	150	11,235,170	—	11,235,320

Issuance of common stock upon exercise of stock options	139,069	14	347,631	—	347,645

Issuance of common stock upon exercise of warrants	5,000	1	4,999	—	5,000

Fair value of warrant issued in connection with Investment Agreement	—	—	6,215,225	—	6,215,225

Net Loss				(55,672,139)	(55,672,139)

Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Stock-based compensation expense	—	—	11,981,655	—	11,981,655
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698

Issuance of common stock upon exercise of stock options	107,029	10	386,800	—	386,810

Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—

Net Loss				(71,453,718)	(71,453,718)

Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	2019	2018
Cash flows from operating activities:
Net loss	$(71,453,718)	$(55,672,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,981,655	7,609,508
Depreciation and amortization	739,378	493,938
Loss on foreign exchange	45,833	70,448
Operating lease right of use asset amortization	490,406	—
Deferred rent	—	422,337
Changes in operating assets and liabilities:
Decrease in customer receivable	5,000,000	12,500,000
Decrease (increase) in prepaid expenses and other current assets	(1,233,088)	281,625
Increase in contract asset	(2,681,065)	—
Increase in other assets	(41,145)	(3,047)
Increase in accounts payable	4,366,439	3,904,021
Increase in accrued expenses	12,555,384	5,113,551
Decrease in deferred revenue	(6,462,503)	(4,787,497)
Increase in operating lease liabilities	971,696	—
Net cash used in operating activities	(45,720,728)	(30,067,255)
Cash flows from investing activities:
Purchases of property and equipment	(2,742,541)	(2,300,416)
Net cash used in investing activities	(2,742,541)	(2,300,416)
Cash flows from financing activities:
Proceeds from issuance of notes payable	963,514	491,629
Principal payments on notes payable	(605,160)	(430,184)
Proceeds from issuance of common stock	40,677,060	12,052,645
Issuance costs paid for common stock financings	(2,571,552)	(690,181)
Principal payments under capital lease obligations	(375)	(4,256)
Net cash provided by financing activities	38,463,487	11,419,653
Net decrease in cash and cash equivalents	(9,999,782)	(20,948,018)
Cash and cash equivalents at beginning of the year	41,748,468	62,696,486
Cash and cash equivalents, at end of the year	$31,748,686	41,748,468
Supplemental disclosure of cash flow information and non cash transactions:
Cash paid during the period for interest	$29,448	10,437
Fair value of warrant issued in connection with Investment Agreement	$—	6,215,225
Purchases of property and equipment included in accounts payable or accrued expenses	$376,664	1,168
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02, net of deferred rent	2,399,524	—
Right of use assets obtained in exchange for lease obligation upon entry into lease agreements	3,909,865	—
Write off of fully amortized leasehold improvements	$—	191,244

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2019, had an accumulated deficit of $192,823,958. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash and cash equivalents of $31,748,686 at December 31, 2019 may not be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-K.

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

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock (“February2020 Offering”) (See Note 14).

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (see Note 9) and the valuation of the CFF Warrant discussed in Note 13).

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2019 and 2018, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2019 and 2018.

Cash and cash equivalents consists of the following:

	December 31,
	2019	2018
Cash	$884,115	$808,943
Money market fund	30,864,571	40,939,525
Total cash and cash equivalents	$31,748,686	$41,748,468

As of December 31, 2019, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $466,000 of cash which was held principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s cash was held in the United States, except for approximately $702,000 of cash which was held primarily in our subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines the accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening inflammatory and fibrotic diseases. As of December 31, 2019, all of the Company’s assets were located in the United States, except for approximately $466,000 of cash, $1,606,000 of prepaid expenses and other current assets, $23,000 of other assets, and $52,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2018, all of the Company’s assets were located in the United States, except for approximately $702,000 of cash, $1,183,000 of prepaid expenses and other current assets, $28,000 of other assets, and $54,000 of property and equipment, net which were held in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2019 or 2018.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2019 and 2018.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Basic and diluted net loss per share of common stock:
Net loss	$(71,453,718)	$(55,672,139)
Weighted average shares of common stock outstanding	63,899,184	56,999,741
Net loss per share of common stock-basic and diluted	$(1.12)	$(0.98)

The impact of the following potentially dilutive securities outstanding as of December 31, 2019 and 2018 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2019	2018
Warrants	1,000,000	2,283,500
Stock options	13,245,366	9,593,990
	14,245,366	11,877,490

Recent Accounting Pronouncements

The Company considers applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s balance sheets or statements of operations.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for all leases with lease terms of more than 12 months. ASU 2016-02 requires both financing and operating types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 required a modified retrospective transition approach, which initially required application of the new guidance for all periods presented in the Company’s financial statements (“comparative method”). In July 2018, the FASB released ASU 2018-11, offering a second option which provides further relief in the transition to ASC 842. Companies are allowed to follow the cumulative-effect adjustment transition approach (“effective date method”), which releases companies from presenting comparative periods and related disclosures according to ASC 842. Instead, companies electing to utilize the effective date method will recognize a one-time adjustment to retained earnings on the transition date without the additional burden of presenting the comparative periods under the new guidance. The Company adopted ASU 2016-02 using the effective date method as of January 1, 2019 and recorded an operating lease liability of approximately $3.8 million, and an operating lease right-of-use asset of approximately $2.4 million, with no operations adjustment to the accumulated deficit (See Note 6).

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company is currently evaluating the timing of the adoption of ASU 2019-12 and the expected impact it could have on the Company’s financial statements and related disclosures.

4.	LICENSE AGREEMENT

The Company entered into a License Agreement (the “Jenrin Agreement”) with Jenrin Discovery, LLC, a privately-held Delaware limited liability company (“Jenrin”), effective September 20, 2018. Pursuant to the Jenrin Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system. The lead product candidate is CRB-4001, a peripherally-restricted CB-1 inverse agonist targeting fibrotic liver, lung, heart and kidney diseases.

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

5.	PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	December 31,
	2019	2018
Computer hardware and software	$711,442	$431,637
Office furniture and equipment	1,627,896	914,742
Leasehold improvements	4,150,488	2,025,410
Property and equipment, gross	6,489,826	3,371,789
Less: accumulated depreciation	(1,405,961)	(666,583)
Property and equipment, net	$5,083,865	$2,705,206

Depreciation expense was approximately $739,000 and $494,000 for the years ended December 31, 2019 and 2018, respectively. In the first quarter of 2018, the Company wrote off $191,244 of fully amortized leasehold improvements.

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for $1,080,189 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement for which it incurred interest expense of $19,025 and $7,431 for the year ended December 31, 2019 and 2018.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the date of adoption based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, which was 9%. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). Per ASC 842, the February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Accordingly, the Company reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. The Company determined that the New Premises will be treated as a new standalone operating lease under ASC 842 and recorded a lease liability and a right-of-use asset of approximately $2.7 million for this lease.

Per the terms of the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for $990,759 of leasehold improvements. The reimbursements are being recognized as a reduction of rent expense over the term of the lease. Additionally, the February 2019 Lease Agreement required a standby irrevocable letter of credit of $369,900, which may be reduced, if the Company is not in default under the February 2019 Lease Agreement, to $277,425 and $184,950 on the third and fourth anniversary of the commencement date, respectively.

On October 25, 2019, the Company amended its lease (“October 2019 Lease Amendment”) pursuant to which the term of the lease was extended through November 30, 2026 and the existing office space under lease was expanded by 500 square feet for an aggregate total of 63,256 square feet of leased office space (“Amended Total Premises”). Per ASC 842, the October 2019 Lease Amendment constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. The additional space did not result in a separate contract as the rent increase was determined not to be commensurate with the standalone price for the additional right of use. Accordingly, the Company reassessed the classification of the Amended Total Premises, which resulted in operating classification, and remeasured the lease liability on the basis of the extended lease term using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 8%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $381,000 that was recorded in the fourth quarter of 2019.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019:

Lease cost
Operating lease cost	$1,025,899
Total lease cost	$1,025,899

Other information
Operating cash flows received for operating leases	$338,435
Weighted average remaining lease term	6.9 years
Weighted average discount rate	8.00%

Total rent expense for the years ended December 31, 2019 and 2018 was $1,025,899 and $587,963, respectively.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2019, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2019:

Year ending December 31, 2019:

2020	$1,265,760
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$11,453,929

Less: imputed interest	(2,760,957)
Total	$8,692,973

The following disclosures as of December 31, 2018 continue to be in accordance with ASC 840. Future minimum lease payments for operating leases as of December 31, 2018 were as follows:

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

The following disclosures as of December 31, 2018 continue to be in accordance with ASC 840. Future minimum lease payments for capital leases as of December 31, 2018 was as follows:

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

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%. Prepaid expenses as of December 31, 2019 and December 31, 2018, included $923,292 and $441,875, respectively, related to this insurance policy.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued clinical operations and trials costs	$14,242,669	$4,914,881
Accrued product development costs	3,573,231	2,222,093
Accrued compensation	3,673,111	2,253,621
Accrued other	958,928	460,596
Total	$22,447,939	$9,851,191

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $17.5 million in the aggregate through December 31, 2019 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and we expect to receive the remainder before the end of the fourth quarter of 2020.

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

Under the Investment Agreement, the Company recorded $9,143,568 and $4,822,272 of revenue during the year ended December 31, 2019 and 2018. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $12,500,000 in milestone payments during the year ended December 31, 2018 and 5,000,000 during the year ended December 31, 2019, which was recorded as an increase to deferred revenue. A roll forward of deferred revenue related to the Investment Agreement for the year ended December 31, 2019 is presented below.

December 31, 2019
Beginning balance, December 31, 2018	$1,462,503
Billing to CFF upon achievement of milestones	5,000,000
Recognition of revenue	(9,143,568)
Reclassification to contract asset	2,681,065
Ending balance, December 31, 2019	$—

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

2015 CFFT Award

On April 20, 2015, the Company entered into an award agreement (the “2015 CFFT Award Agreement”) with the Cystic Fibrosis Foundation Therapeutics, Inc (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation (“CFF”) pursuant to which the Company received a development award (the “2015 CFFT Award”) for up to $5.0 million in funding. The funding from the 2015 CFFT Award supported a first-in-patient Phase 2 clinical trial of the Company’s oral anti-inflammatory drug lenabasum in adults with cystic fibrosis (“CF”). The Company received $5.0 million in payments under the 2015 CFFT Award. The payments received under the 2015 CFFT Award were recorded as deferred revenue when the triggering event to receive those amounts had occurred and were amortized on a straight-line basis over the expected duration of the remaining performance period under the 2015 CFFT Award which concluded in the third quarter of 2017.

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

At December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $99,754,000 and $82,545,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $99,754,000, approximately $43,403,000 are from 2018 and 2019, have no expiration date, and are limited to 80% of taxable income. At December 31, 2019 and 2018, the Company had Massachusetts net operating loss carryforwards of approximately $94,884,000 and $78,152,000, respectively. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2019 and 2018 of approximately $6,031,000 and $2,926,000, respectively.

In the second half of 2019, the Company received from a foreign and domestic taxing authorities, an aggregate $4.6 million of cash payments for refundable research and development tax credits that were earned on certain research and development expenses. The Company recorded the $4.6 million in other income in the accompanying statements of operations for the year ended December 31, 2019.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2019	2018
NOL carryforward	$26,945,090	$22,273,661
Foreign net operating loss carryforward	10,875,395	3,616,502
Tax credits	5,844,918	2,793,247
Stock based compensation	5,373,539	3,381,969
Accrued expenses	1,120,196	660,427
Other temporary differences	962,981	186,069
Subtotal	51,122,119	32,911,875
Valuation allowance	(51,122,119)	(32,911,875)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by $18,210,244 and $14,583,207 in 2019 and 2018, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards. The Company has no uncertain tax positions at December 31, 2019 and 2018 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2019	2018
Tax provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.25%	5.42%
Permanent differences	-2.76%	-2.00%
Foreign expected tax	21.76%	9.85%
Tax credits	8.82%	4.31%
Income tax rate change	0.07%	—%
Other	0.45%	1.14%
Increase in valuation reserve	-54.59%	-39.72%
Total	0.00%	0.00%

11.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 64,672,893 shares, and 57,247,496 shares were issued and outstanding as of December 31, 2019, and 2018, respectively.

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

During the year ended December 31, 2019 and 2018, the Company issued 107,029 and 144,069 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $386,810 and $352,645 from these exercises, respectively.

During the year ended December 31, 2019, warrants to purchase 1,283,500 shares of stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock. During the year ended December 31, 2018, warrants to purchase 5,000 shares were exercised for proceeds of $5,000.

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock. See Note 14.

12.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. On January 1, 2019, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 3,000,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2018. As of December 31, 2019, there was a total of 18,543,739 shares reserved for issuance under the 2014 Plan and there were 4,313,836 shares available for future grants. Options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2014 Plan had a total reserve of 22,770,842 shares and there were 8,540,939 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2019 and 2018, the Company recorded non-cash, stock-based compensation expense of $11,981,655 and $7,609,508, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted were as follows:

	2019	2018
Risk free interest rate	2.33%	2.53%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	86.98%	87.70%
Estimated forfeiture rate	4.85%	5.00%

A summary of option activity for years ended December 31, 2019 and 2018 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2017	7,844,966	$3.75
Granted	2,378,500	$7.58
Exercised	(139,069)	$2.50
Forfeited	(490,407)	$7.85
Outstanding at December 31, 2018	9,593,990	$4.51
Granted	4,125,800	$6.91
Exercised	(107,029)	$3.61
Forfeited	(367,395)	$7.10
Outstanding at December 31, 2019	13,245,366	$5.19	7.02	$20,076,015
Exercisable at December 31, 2019	7,836,094	$3.83	5.78	$19,809,807
Vested and expected to vest at December 31, 2019	12,913,044	$5.15	6.97	$20,058,031

The weighted average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $5.03 and $5.63 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was approximately $324,567 and $543,060, respectively. As of December 31, 2019, there was approximately $22,101,610 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.60 years at December 31, 2019.

As summary of non-vested stock options for the years ended December 31, 2019 and 2018 is presented below:

Options	Shares	Weighted Average Fair Value
Non-vested at December 31, 2017	3,329,989	$4.61
Granted	2,378,500	$5.63
Vested	(1,643,772)	$3.98
Forfeited	(438,428)	$5.91
Nonvested at December 31, 2018	3,626,289	$5.32
Granted	4,125,800	$5.03
Vested	(2,038,128)	$4.95
Forfeited	(304,689)	$5.22
Non-vested at December 31, 2019	5,409,272	$5.21

13.	WARRANTS

During the year ended December 31, 2019, warrants to purchase 1,283,500 shares of stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock.

During the year ended December 31, 2018, warrants to purchase 5,000 shares of common stock were exercised for proceeds of $5,000.

At December 31, 2019, there were warrants outstanding to purchase 1,000,000 shares of common stock with a weighted average exercise price of $13.20 and a weighted average remaining life of 5.08 years, related only to the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 9). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

14.	SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, such amount being equal to seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2014 Plan had a total reserve of 23,070,842 shares and there were 8,840,939 shares available for future grants.

Public Offering

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 7,666,667 shares of its common stock, including 1,000,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.00 per share with gross proceeds to the Company totaling $46.0 million, less estimated issuance costs incurred of approximately $3.0 million.

