Form 10-Q
period 2020-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2020-05-11
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, 72,490,449 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,617,921	$31,748,686
Prepaid expenses and other current assets	3,596,908	3,724,932
Contract asset	4,443,124	2,681,065
Total current assets	54,657,953	38,154,683
Property and equipment, net	4,851,317	5,083,865
Operating lease right of use assets	5,680,467	5,818,983
Other assets	14,085	84,968
Total assets	$65,203,822	$49,142,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$432,905	$752,659
Accounts payable	9,960,544	11,091,363
Accrued expenses	23,516,354	22,447,939
Operating lease liabilities, current	742,893	595,745
Total current liabilities	34,652,696	34,887,706
Operating lease liabilities, noncurrent	7,859,636	8,097,228
Total liabilities	42,512,332	42,984,934
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 72,490,449 and 64,672,893 shares issued and outstanding at March 31, 2020 and December 31, 2019	7,249	6,467
Additional paid-in capital	245,164,999	198,975,056
Accumulated deficit	(222,480,758)	(192,823,958)
Total stockholders’ equity	22,691,490	6,157,565
Total liabilities and stockholders’ equity	$65,203,822	$49,142,499

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue from awards	$1,762,059	$1,885,682
Operating expenses:
Research and development	23,947,866	21,783,704
General and administrative	7,699,479	6,624,747
Total operating expenses	31,647,345	28,408,451
Operating loss	(29,885,286)	(26,522,769)
Other income (expense):
Interest income, net	101,993	334,595
Foreign currency exchange gain (loss), net	126,493	(46,635)
Other income, net	228,486	287,960
Net loss	$(29,656,800)	$(26,234,809)
Net loss per share, basic and diluted	$(0.43)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	69,272,402	61,675,904

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,656,800)	$(26,234,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,137,519	3,088,939
Depreciation and amortization	319,488	152,622
(Gain) loss on foreign exchange	(157,073)	13,373
Operating lease right of use asset amortization	138,516	89,179
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	128,024	10,808
Increase in contract asset	(1,762,059)	(423,179)
Decrease in other assets	70,883	8,235
(Decrease) increase in accounts payable	(839,372)	2,450,756
Increase in accrued expenses	1,110,156	5,646,790
Increase in deferred revenue	—	25,537,497
Decrease in operating lease liabilities	(90,444)	(21,913)
Net cash (used in) provided by operating activities	(27,601,162)	10,318,298
Cash flows from investing activities:
Purchases of property and equipment	(463,605)	(73,615)
Net cash used in investing activities	(463,605)	(73,615)
Cash flows from financing activities:
Principal payments on notes payable	(319,754)	(146,921)
Proceeds from issuance of common stock	46,015,996	40,494,253
Issuance costs paid for common stock financings	(2,762,240)	(2,420,310)
Principal payments under capital lease obligation	—	(375)
Net cash provided by financing activities	42,934,002	37,926,647
Net increase in cash and cash equivalents	14,869,235	48,171,330
Cash, cash equivalents, at beginning of the period	31,748,686	41,748,468
Cash and cash equivalents, at end of the period	$46,617,921	$89,919,798
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$8,484	$1,902
Stock issuance costs included in accounts payable or accrued expenses	$200,550	$151,242
Right of use assets obtained in exchange for lease obligations	$—	$5,928,614
Purchases of property and equipment included in accounts payable or accrued expenses	$—	$69,459

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $2,962,790	7,666,667	767	43,036,445	—	43,037,212
Stock compensation expense	—	—	3,137,519	—	3,137,519
Issuance of common stock upon exercise of stock options	150,889	15	15,979	—	15,994
Net loss	—	—	—	(29,656,800)	(29,656,800)
Balance at March 31, 2020 (Unaudited)	72,490,449	$7,249	$245,164,999	$(222,480,758)	$22,691,490

For the Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock compensation expense	—	—	3,088,939	—	3,088,939
Issuance of common stock upon exercise of warrants	947,454	95	(95)	—	—
Issuance of common stock upon exercise of stock options	61,771	6	203,997	—	204,003
Net loss	—	—	—	(26,234,809)	(26,234,809)
Balance at March 31, 2019 (Unaudited)	64,455,221	$6,446	$189,899,554	$(147,605,049)	$42,300,951

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2020, had an accumulated deficit of $222,480,758. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization.

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

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock (“February 2020 Offering”) (See Note 10).

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those acquired with original maturities in excess of three months. At March 31, 2020 and December 31, 2019, cash equivalents were comprised of money market funds. The Company had no marketable investments at March 31, 2020 and December 31, 2019.

Cash, and cash equivalents consists of the following:

	March 31, 2020	December 31, 2019
Cash	$1,581,194	$884,115
Money market fund	45,036,727	30,864,571
Total cash and cash equivalents	$46,617,921	$31,748,686

As of March 31, 2020, all of the Company’s cash was held in the United States, except for approximately $1,029,000 of cash which was held in our subsidiaries in the United Kingdom and Australia. As of December 31, 2019, all of the Company’s cash was held in the United States, except for approximately $466,000 of cash which was held in our subsidiaries in the United Kingdom and Australia.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines the accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory and fibrotic diseases. As of March 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,029,000 of cash, $2,057,000 of prepaid expenses, $13,000 of other assets, and $44,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2019, all of the Company’s assets were located in the United States, except for approximately $466,000 of cash, $1,606,000 of prepaid expenses, $23,000 of other assets, and $52,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2020 or December 31, 2019.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2020 and 2019.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model, net of estimated forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Prior to the Company’s adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock options granted to non-employee consultants were revalued at the end of each reporting period until vested using the Black-Scholes option-pricing model and the changes in their fair value were recorded as adjustments to expense over the related vesting period.

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
	2020	2019
Basic and diluted net loss per share of common stock:
Net loss	$(29,656,800)	$(26,234,809)
Weighted average shares of common stock outstanding	69,272,402	61,675,904
Net loss per share of common stock-basic and diluted	$(0.43)	$(0.43)

The impact of the following potentially dilutive securities outstanding during the three months ended March 31, 2020 and 2019 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be anti-dilutive.

	March 31,
	2020	2019
Warrants	1,000,000	1,200,000
Stock options	16,313,506	11,891,741
Total	17,313,506	13,091,741

Recent Accounting Pronouncements

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

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. ASU 2018-18 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company’s adoption of ASU 2018-18 as of January 1, 2020 had no impact on the Company’s financial statements and related disclosures.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Computer hardware and software	$774,554	$711,442
Office furniture and equipment	1,638,396	1,627,896
Leasehold improvements	4,163,816	4,150,488
Property and equipment, gross	6,576,766	6,489,826
Less: accumulated depreciation	(1,725,449)	(1,405,961)
Property and equipment, net	$4,851,317	$5,083,865

Depreciation expense was $319,488 and $152,622 for the three months ended March 31, 2020 and 2019, respectively.

6.	COMMITMENTS AND CONTINGENCIES

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

The Company adopted ASU 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”) using the effective date method as of January 1, 2019 and recorded a lease liability of approximately $3.8 million, and a right-of-use asset of approximately $2.4 million, with no operations adjustment to the accumulated deficit related to the Leased Premises. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets.

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

Total lease expense for the three months ended March 31, 2020 and 2019 was $310,118 and $200,162, respectively.

Pursuant to the terms of our non-cancelable lease agreements in effect at March 31, 2020, the following table summarizes our maturities of operating lease liabilities as of March 31, 2020:

2020	$1,003,714
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$11,191,884

Less: imputed interest	(2,589,355)
Total	$8,602,529

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

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%. Prepaid expenses as of March 31, 2020 and December 31, 2019, included $639,905 and $923,292, respectively, related to this insurance policy.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Accrued clinical operations and trials costs	$16,145,019	$14,242,669
Accrued product development costs	3,232,262	3,573,231
Accrued compensation	2,849,954	3,673,111
Accrued other	1,289,119	958,928
Total	$23,516,354	$22,447,939

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $17.5 million in the aggregate through March 31, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the fourth quarter of 2020.

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

Under the Investment Agreement, the Company recorded $1,762,059 and $1,885,682 of revenue during the three months ended March 31, 2020 and 2019. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital. The Company billed and collected $12,500,000 in milestone payments during the year ended December 31, 2018 and 5,000,000 during the year ended December 31, 2019, which was recorded as an increase to deferred revenue. A roll forward of deferred revenue related to the Investment Agreement for the three months ended March 31, 2020 is presented below.

March 31, 2020
Beginning balance, December 31, 2019	$—
Billing to CFF upon achievement of milestones	—
Recognition of revenue	(1,762,059)
Reclass to contract asset	1,762,059
Ending balance	$—

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

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 72,490,449 shares, and 64,672,893 shares were issued and outstanding as of March 31, 2020, and 2019, respectively.

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

During the three months ended March 31, 2020 and 2019, the Company issued 150,889 and 61,771 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $15,944 and $204,003 from these exercises, respectively. During the three months ended March 31, 2019, warrants to purchase 1,083,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 947,454 shares of common stock. No warrants were exercised during the three months ended March 31, 2020.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2014 Plan had a total reserve of 23,070,842 shares and as of March 31, 2020 there were 5,621,910 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2020 and 2019, respectively, the Company recorded non-cash, stock-based compensation expense of $3,137,519 and $3,088,939, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	0.65%	2.64%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	82.9%	87.8%
Estimated forfeiture rate	6.37%	5%

A summary of option activity for the three months ended March 31, 2020 is presented below

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2019	13,245,366	$5.19
Granted	3,405,600	4.53
Exercised	(150,889)	0.11
Forfeited	(186,571)	6.42
Outstanding at March 31, 2020	16,313,506	$5.09	7.46	$20,977,274
Vested at March 31, 2020	8,699,682	$4.32	5.96	$18,476,342
Vested and expected to vest at March 31, 2020	15,623,186	$5.07	7.38	$20,665,358

The weighted average grant-date fair value of options granted during the three months ended March 31, 2020 and 2019 was $3.20 and $5.40 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was approximately $936,115 and $216,306, respectively. The total fair value of options that were vested as of March 31, 2020 and 2019 was $28,661,461 and $17,136,030, respectively. As of March 31, 2020, there was approximately $28,013,124 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a weighted average period of 2.91 years as of March 31, 2020.

12.	WARRANTS

During the three months ended March 31, 2019, warrants to purchase 1,083,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 947,454 shares of common stock. No warrants were exercised during the three months ended March 31, 2020.

At March 31, 2020, there were warrants outstanding to purchase 1,000,000 shares of common stock with a weighted average exercise price of $13.20 and a weighted average remaining life of 4.83 years, related only to the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 9). The Company issued a warrant to CFF on January 26, 2018 to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our product and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	the potential impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs by targeting the human endocannabinoid system, or ECS. We are developing a pipeline of cannabinoid drug candidates which are rationally designed, synthetic, small molecule drugs which target the ECS to treat inflammatory and fibrotic diseases. Our focus on the ECS is backed by an ever-expanding body of knowledge on the biology of the ECS and its role as being a master regulator of inflammation and fibrosis. Our lead investigational drug candidate, lenabasum, is a novel, synthetic, oral, cannabinoid type 2 (“CB2”), agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. We are currently developing lenabasum to treat four life threatening diseases: systemic sclerosis, (“SSc”) dermatomyositis (“DM”), cystic fibrosis (“CF”), and systemic lupus erythematosus (“SLE”). In addition, we are developing a pipeline of experimental drug candidates from our library of novel compounds targeting the ECS. Our pipeline also includes CRB-4001, a second generation, peripherally restricted cannabinoid receptor type 1, or CB1, inverse agonist designed to treat organ specific fibrotic liver diseases, such as nonalcoholic steatohepatitis, or NASH.

Lenabasum selectively binds to CB2 in the periphery, which is preferentially expressed on activated immune cells, fibroblasts and other cell types, including muscle and bone cells. Lenabasum stimulates the production of Specialized Pro-Resolving Lipid Mediators, or SPMs, that act to resolve inflammation and halt fibrosis without immunosuppression by activating endogenous pathways. These pathways are activated in healthy individuals during the course of normal immune responses but are dysfunctional in patients with chronic inflammatory and fibrotic diseases. By its binding to CB2, lenabasum drives innate immune responses from the activation phase into the resolution phase. CB2 plays a central role in modulating and resolving inflammation by, in effect, turning heightened inflammation “off” and restoring homeostasis. This has been demonstrated in animal models lacking CB2 as well as humans with genetic polymorphism in the CB2 gene, as these exhibit excessive inflammation and fibrosis in response to activators of the innate immune system.

Lenabasum is currently being evaluated in a Phase 3 SSc study that has completed the enrollment of 365 patients with top-line data expected to be reported in the summer of 2020, a Phase 2b CF study that has completed the enrollment of 426 patients with top-line data expected in the summer of 2020, and a Phase 3 study in DM that is expected to enroll 150 patients. In addition, we are conducting a Phase 2 SLE study funded by a grant through the National Institutes of Health, or NIH, that is expected to enroll 100 patients. Open-label extension studies are ongoing in SSc and DM for patients who completed the Phase 2 studies and Phase 3 studies in these indications. Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum has demonstrated acceptable safety and tolerability profiles in clinical studies to date.

The U.S. Food and Drug Administration (“FDA”), has granted lenabasum Orphan Drug Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for SSc, CF and DM.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting preclinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Two of the four clinical programs for lenabasum are being supported by non -dilutive awards and grants. The NIH has funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trials. In cystic fibrosis, the Phase 2b clinical trial is being supported by a 2018 award from the Cystic Fibrosis Foundation, or CFF, of up to $25 million, and the Phase 2 clinical trial was partially funded by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the CFF.

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling approximately $46.0 million, less estimated issuance costs incurred of approximately $3.0 million.

In response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and community, including temporarily requiring employees to work remotely, implementing remote monitoring procedures for clinical data and suspending all non-essential travel worldwide for our employees.

As a result of the COVID-19 pandemic, we may experience disruptions that could adversely impact our business. The COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for our clinical trials. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that we rely upon to assist us in conducting our clinical trials and the contract manufacturers who manufacture our drug candidates.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenue from the sale of products. We have never been profitable and at March 31, 2020, we had an accumulated deficit of approximately $222,481,000. Our net losses for the three months ended March 31, 2020 and 2019 were approximately $29,657,000 and $26,235,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Revenue Recognition

Revenue from awards for the three months ended March 31, 2020 and 2019 was $1,762,059 and $1,885,682, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

To date, we have not generated any revenue from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We recognized $1,762,059 and $1,885,682 of revenue from awards in the three months ended March 31, 2020 and 2019, respectively. Amounts recognized in revenue for the three months ended March 31, 2020 and 2019 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018, $6.25 million in the second quarter of 2018, and $5 million in the second quarter of 2019 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $7.5 million remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020.

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

Research and development expenses for the three months ended March 31, 2020 totaled approximately $23,948,000, an increase of approximately $2,164,000 over the $21,784,000 recorded for the three months ended March 31, 2019. The increase was primarily attributable to increases of $2,325,000 in compensation costs and $270,000 in clinical trial costs, partially offset by a decrease of $431,000 in stock-based compensation expense.

During 2019, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 46% and 49% of research and development expenses recorded for the three months ended March 31, 2020 and 2019, respectively, was recorded in these entities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will increase significantly during 2020 and in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, and tax-related services associated with maintaining compliance with NASDAQ exchange listing and SEC requirements, director and officer insurance, and investor relations costs associated with being a public company.

General and administrative expense for the three months ended March 31, 2020 totaled approximately $7,699,000, an increase of approximately $1,074,000 over the $6,625,000 recorded for the three months ended March 31, 2019. The increases include approximately $1,301,000 in compensation costs, $498,000 in legal and audit services, $479,000 in stock-based compensation expense, $456,000 in brand design and market research, 291,000 in consulting costs, $254,000 in facility and insurance costs, $187,000 in temporary help and recruiting costs, $165,000 in software as a service costs, and an aggregate net increase of approximately $143,000 for other general and administrative expenses. These increases were partially offset by the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and foreign currency exchange transaction losses and gains.

Other income, net for the three months ended March 31, 2020 totaled approximately $228,000, a decrease of approximately $60,000 over the $288,000 recorded for the three months ended March 31, 2019. The decrease was primarily attributable to an decrease in net interest income of approximately $233,000 due to lower cash balances in the first quarter of 2020 as compared to the first quarter of 2019, offset partially by increases in foreign currency exchange transaction gains of approximately $173,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At March 31, 2020, our accumulated deficit since inception was approximately $222,481,000.

At March 31, 2020, we had total current assets of approximately $54,658,000 and total current liabilities of approximately $34,653,000, resulting in working capital of approximately $20,005,000.

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $27,601,000, which included a net loss of approximately $29,657,000, adjusted for non-cash expenses of approximately $3,438,000 largely related to stock-based compensation expense, and decreases in net working capital items of $1,382,000.

Cash used in investing activities for the three months ended March 31, 2020 totaled approximately $464,000 which was principally related to purchases of property and equipment for the build out our office space that we occupied in the latter part of 2019.

Cash provided by financing activities for the three months ended March 31, 2020 totaled approximately $42,934,000. On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46.0 million, less estimated issuance costs incurred of approximately $3.0 million, of which approximately $2.8 million was paid during the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company issued 150,889 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $16,000 from these exercises. Cash provided by financing activities for the three months ended March 31, 2019 included principal payments on notes payable of approximately $320,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2019 stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%.

We expect our cash and cash equivalents of approximately $46.6 million at March 31, 2020 and the remaining milestones of $7.5 million in milestone payments that we expect to receive under the 2018 CFF Award before the end of the fourth quarter of 2020, to be sufficient to meet our operating and capital requirements into the fourth quarter of 2020, based on current planned expenditures. The $7.5 million remainder of the up to $25 million 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including some or all of our planned clinical trials.

Contractual Obligations and Commitments

The following section presents information about our known contractual obligations as of March 31, 2020. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2020	Fiscal 2021- 2022	Fiscal 2023- 2024	After Fiscal 2024
Operating lease obligations	$11,191,884	$1,003,714	$3,257,684	$3,447,452	$3,483,034

Pursuant to the terms of our non-cancelable lease agreements in effect at March 31, 2020, the following table summarizes our maturities of operating lease liabilities as of March 31, 2020:

2020	$1,003,714
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$11,191,884

Less: imputed interest	(2,589,355)
Total	$8,602,529

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of March 31, 2020, other than the items in the table above, we had no material contractual obligations or commitments that will affect our future liquidity.

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

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting described in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below.

Risks Related to COVID-19

The coronavirus COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The extent to which COVID-19 may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19.

To date, many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of COVID-19 and have closed non-essential businesses. As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Some of our business partners and manufacturing operations are in China and Italy, each of which have reported large and sustained numbers of patient cases and deaths. We have significant manufacturing operations in these countries, including production of our commercial and clinical active pharmaceutical ingredient. Although we have not experienced any material disruptions to these manufacturing operations or any material delays in shipping our commercial and clinical active pharmaceutical ingredient to our clinical trial sites to date, the continued impact resulting from the COVID-19 outbreak in these areas or in other areas where we have operations, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture or ship materials within or outside China or Italy or forcing temporary closure of facilities that we rely upon.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

We are currently conducting our clinical trials in multiple countries where there has been a COVID-19 outbreak, and where enrollment in our Phase 3 DETERMINE study in DM is ongoing. The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our clinical trial operations, including the ability of our patients, principal investigators and site staff to travel to our clinical trial sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. To date, one of the sites in our Phase 3 SSc trial has withdrawn from open-label study participation because of COVID-19. We cannot predict whether other clinical testing sites will withdraw from participation in any of our studies temporarily or permanently. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Vulnerable patients, including patients with autoimmune disorders like the patients enrolled in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies.

The COVID-19 outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug manufacturing activities. We rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials. We also rely on consultants, independent contractors, contract manufacturing organizations, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our API production, formulation, and drug manufacturing activities. COVID-19 may affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

Potential negative impacts of the COVID-19 outbreak on the conduct of current or future clinical studies include delays in gaining feedback from regulatory agencies, starting new clinical studies, and recruiting subjects to studies that are enrolling. Although we have implemented remote data monitoring procedures for our clinical trials, the potential negative impacts also include inability to have study visits at study sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. New or worsening COVID-19 disruptions or restrictions could have the potential to further negatively impact our non-clinical studies, clinical trials, and drug manufacturing activities.

As a result of the factors described above, the expected timeline for data readouts of our drug manufacturing activities, non-clinical studies, clinical trials, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, effective as of April 11, 2020.*

10.2	Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, effective as of April 11, 2020.*

10.3	Fourth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, effective as of April 11, 2020.*

10.4	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Craig Millian, effective as of April 11, 2020.*

10.5	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Robert Discordia, effective as of April 11, 2020.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen, effective as of April 11, 2020. *

10.2	Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Barbara White, effective as of April 11, 2020.*

10.3	Fourth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran, effective as of April 11, 2020.*

10.4	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Craig Millian, effective as of April 11, 2020.*

10.5	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Robert Discordia, effective as of April 11, 2020.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 11, 2020	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

