Form 10-Q
period 2020-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2020-08-06
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 31, 2020, 81,712,134 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,468,769	$31,748,686
Customer receivable	5,000,000	—
Stock subscriptions receivable	16,675,971	—
Prepaid expenses and other current assets	2,872,275	3,724,932
Contract asset	—	2,681,065
Total current assets	88,017,015	38,154,683
Property and equipment, net	4,547,303	5,083,865
Operating lease right of use assets	5,539,677	5,818,983
Other assets	14,085	84,968
Total assets	$98,118,080	$49,142,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$108,936	$752,659
Accounts payable	12,697,845	11,091,363
Accrued expenses	28,144,144	22,447,939
Deferred revenue, current	270,530	—
Operating lease liabilities, current	873,525	595,745
Total current liabilities	42,094,980	34,887,706
Operating lease liabilities, noncurrent	7,609,221	8,097,228
Total liabilities	49,704,201	42,984,934
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 80,655,848 and 64,672,893 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8,065	6,467
Additional paid-in capital	308,991,895	198,975,056
Accumulated deficit	(260,586,081)	(192,823,958)
Total stockholders’ equity	48,413,879	6,157,565
Total liabilities and stockholders’ equity	$98,118,080	$49,142,499

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue from awards and licenses	$286,346	$29,094,583	$2,048,405	$30,980,265
Operating expenses:
Research and development	30,686,071	22,181,409	54,633,937	43,965,113
General and administrative	7,738,968	5,207,962	15,438,447	11,832,709
Total operating expenses	38,425,039	27,389,371	70,072,384	55,797,822
Operating income (loss)	(38,138,693)	1,705,212	(68,023,979)	(24,817,557)
Other income (expense), net:
Interest income, net	12,649	448,717	114,642	783,312
Foreign currency exchange gain (loss), net	20,721	(1,276)	147,214	(47,911)
Other income, net	33,370	447,441	261,856	735,401
Net income (loss)	$(38,105,323)	$2,152,653	$(67,762,123)	$(24,082,156)
Net income (loss) per share, basic	$(0.52)	$0.03	$(0.95)	$(0.38)
Net income (loss) per share, diluted	$(0.52)	$0.03	$(0.95)	$(0.38)
Weighted average number of common shares outstanding, basic	73,885,548	64,546,628	71,578,975	63,119,196
Weighted average number of common shares outstanding, diluted	73,885,548	68,511,587	71,578,975	63,119,196

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	72,490,449	$7,249	$245,164,999	$(222,480,758)	$22,691,490
Stock-based compensation expense	—	—	3,348,260	—	3,348,260
Issuance of common stock, net of issuance costs of $2,051,853	8,113,794	811	60,192,331	—	60,193,142
Issuance of common stock upon exercise of stock options	51,605	5	286,305	—	286,310
Net loss	—	—	—	(38,105,323)	(38,105,323)
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	64,455,221	$6,446	$189,899,554	$(147,605,049)	$42,300,951
Stock-based compensation expense	—	—	2,817,488	—	2,817,488
Issuance of common stock upon exercise of warrants	172,414	17	(17)	—	—
Issuance of common stock upon exercise of stock options	16,458	2	102,706	—	102,708
Net income	—	—	—	2,152,653	2,152,653
Balance at June 30, 2019	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019 (audited)	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $5,014,643	15,780,461	1,578	103,228,775	—	103,230,353
Stock-based compensation expense	—	—	6,485,779	—	6,485,779
Issuance of common stock upon exercise of stock options	202,494	20	302,285	—	302,305
Net loss	—	—	—	(67,762,123)	(67,762,123)
Balance at June 30, 2020 (Unaudited)	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879

For the Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018 (audited)	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock-based compensation expense	—	—	5,906,427	—	5,906,427
Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—

Issuance of common stock upon exercise of stock options	78,229	8	306,703	—	306,711
Net loss	—	—	—	(24,082,156)	(24,082,156)
Balance at June 30, 2019 (Unaudited)	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(67,762,123)	$(24,082,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,485,779	5,906,427
Depreciation and amortization	639,676	308,331
Gain on foreign exchange	(120,098)	(591)
Operating lease right of use asset amortization	279,306	232,924
Changes in operating assets and liabilities:
Decrease in customer receivable	—	5,000,000
Decrease in prepaid expenses	852,657	255,897
Decrease in contract asset	2,681,065	—
Decrease (increase) in other assets	70,883	(79,402)
Increase in accounts payable	1,866,324	1,097,910
Increase in accrued expenses	5,737,946	8,989,731
Decrease in deferred revenue	(4,729,470)	(3,980,265)
(Decrease) increase in operating lease liabilities	(210,227)	279,063
Net cash used in operating activities	(54,208,282)	(6,072,131)
Cash flows from investing activities:
Purchases of property and equipment	(479,779)	(256,898)
Net cash used in investing activities	(479,779)	(256,898)
Cash flows from financing activities:
Principal payments on notes payable	(643,723)	(294,972)
Proceeds from issuance of common stock	90,003,980	40,596,961
Issuance costs paid for common stock financings	(2,952,113)	(2,566,137)
Principal payments on capital lease obligation	—	(375)
Net cash provided by financing activities	86,408,144	37,735,477
Net increase in cash and cash equivalents	31,720,083	31,406,448
Cash and cash equivalents at beginning of the period	31,748,686	41,748,468
Cash and cash equivalents at end of the period	$63,468,769	$73,154,916
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$12,752	$6,300
Stock issuance costs included in accounts payable or accrued expenses	$195,181	$5,415
Stock subscriptions receivable	$16,675,971	$—
Purchases of property and equipment included in accounts payable or accrued expenses	—	259,731
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02	$—	$2,399,524
Right of use assets obtained in exchange for lease obligation upon entry into February 2019 Lease Agreement	$—	$3,529,090

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2020

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020, the results of its operations and changes in stockholders’ equity for the three months and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITYAND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2020, had an accumulated deficit of $260,586,081. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization.

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

On April 7, 2020, the Company entered into an Open Market Sale AgreementSM (“April 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering,” (See Note 10).

In June 2020, the Company became entitled to receive $5,000,000 upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis. The Company received the $5,000,000 payment from the CFF for this milestone achievement in July 2020. The Company expects the remainder of the 2018 CFF Award will be paid to the Company incrementally upon the achievement of the remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. (See Note 9).

On July 28, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, the Company, as guarantor, each lender party thereto (the “Lenders”), K2 HealthVentures LLC (“K2HV”), an unrelated third party, as administrative agent for the Lenders, and Ankura Trust Company, LLC, an unrelated third party, as collateral agent for the Lenders, pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to a $50,000,000. (See Note 13).

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At June 30, 2020 and December 31, 2019, cash equivalents were comprised of money market funds. The Company had no marketable investments at June 30, 2020 and December 31, 2019.

Cash and cash equivalents consists of the following:

	June 30, 2020	December 31, 2019
Cash	$764,791	$884,115
Money market fund	62,703,978	30,864,571
Total cash and cash equivalents	$63,468,769	$31,748,686

As of June 30, 2020, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $556,000 of cash which was held in our subsidiaries in the United Kingdom and Australia. As of December 31, 2019, all of the Company’s cash was held in the United States, except for approximately $466,000 of cash which was held in our subsidiaries in the United Kingdom and Australia.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory fibrotic diseases. As of June 30, 2020 all of the Company’s assets were located in the United States, except for approximately $556,000 of cash, $1,713,000 of prepaid expenses, $13,000 of other assets, and $37,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2019, all of the Company’s assets were located in the United States, except for approximately $466,000 of cash, $1,606,000 of prepaid expenses, $23,000 of other assets, and $52,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2020 or December 31, 2019.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2020 and 2019.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model, net of estimated forfeitures. The fair value of each option grant is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

Net Income (Loss) Per Common Share

Net income (loss) per share was computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net income (loss)	$(38,105,323)	$2,152,653	$(67,762,123)	$(24,082,156)
Weighted average number of common shares-basic	73,885,548	64,546,628	71,578,975	63,119,196
Effect of dilutive securities	—	3,964,959	—	—
Weighted average number of common shares-diluted	73,885,548	68,511,587	71,578,975	63,119,196
Net income (loss) per share of common stock-basic	$(0.52)	$0.03	$(0.95)	$(0.38)
Net income (loss) per share of common stock-diluted	$(0.52)	$0.03	$(0.95)	$(0.38)
Antidilutive awards (1)	—	281,132	—	317,945

(1)	Certain stock-based compensation awards were not included in the calculation of net income per common share for the three months ended June 30, 2019 because their effect would have been antidilutive. For the three months ended June 30, 2020 and the six months ended June 30, 2020 and 2019, the effect of dilutive shares was not included in the computation of net loss per share because the Company had a net loss.

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18,400,000 for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, Corbus is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. ASU 2017-01 requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The Company determined that substantially all of the fair value of the Jenrin Agreement was attributable to a single in-process research and development asset, CRB-4001, which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development asset. Thus, the Company recorded the $250,000 upfront payment to research and development expenses in the third quarter of 2018. The Company will account for the $18,400,000 of development and regulatory milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Computer hardware and software	$794,749	$711,442
Office furniture and equipment	1,638,396	1,627,896
Leasehold improvements	4,159,795	4,150,488
Property and equipment, gross	6,592,940	6,489,826
Less: accumulated depreciation	(2,045,637)	(1,405,961)
Property and equipment, net	$4,547,303	$5,083,865

Depreciation expense was $320,188 and $155,709 for the three months ended June 30, 2020 and 2019, respectively and $639,676 and $308,331 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company adopted ASU 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”) using the effective date method as of January 1, 2019 and recorded a lease liability of approximately $3,811,000, and a right-of-use asset of approximately $2,400,000, with no operations adjustment to the accumulated deficit related to the Leased Premises. Operating leases are included in operating lease right-of-use assets (“ROU”), operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s condensed consolidated balance sheets.

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

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). Per ASC 842, the February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Accordingly, the Company reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. The Company determined that the New Premises will be treated as a new standalone operating lease under ASC 842 and recorded a lease liability and a right-of-use asset of approximately $2,700,000 for this lease.

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

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s operating leases for the year ended December 31, 2019:

Lease cost
Operating lease cost	$1,025,899
Total lease cost	$1,025,899

Other information
Operating cash flows received for operating leases	$338,435
Weighted average remaining lease term	6.9 years
Weighted average discount rate	8.00%

Total lease expense for the three months ended June 30, 2020 and 2019 was $310,119 and $307,182, respectively. Total lease expense for the six months ended June 30, 2020 and 2019 was $620,237 and $507,344, respectively.

Pursuant to the terms of our non-cancelable lease agreements in effect at June 30, 2020, the following table summarizes our maturities of operating lease liabilities as of June 30, 2020:

2020 (Remainder of year)	$714,603
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$10,902,772

Less: imputed interest	(2,420,027)
Total	$8,482,746

Capital Lease Commitment

The lease payments under the capital lease agreement for the copier machine commenced when the machine was placed in service in January 2016. The lease was for a three-year term that concluded in January 2019 and included a bargain purchase option at the end of the term.

For commitments under the Company’s development award agreements see Note 9.

COVID-19

In response to the spread of COVID-19, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees and community, including temporarily requiring employees to work remotely, implementing remote monitoring procedures for clinical data and suspending all non-essential travel worldwide for its employees.

As a result of the COVID-19 pandemic, the Company may experience disruptions that could adversely impact its business. The COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for the Company’s clinical trials. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that the Company relies upon to assist it in conducting its clinical trials and the contract manufacturers who manufacture the Company’s drug candidates.

The Company is continuing to assess the potential impact of the COVID-19 pandemic on its business and operations.

7.	NOTES PAYABLE

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%. This loan was fully repaid in August 2019.

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%. Prepaid expenses as of June 30, 2020 and December 31, 2019, included $356,519 and $923,292, respectively, related to this insurance policy.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019

Accrued clinical operations and trials costs	$16,901,307	$14,242,669
Accrued product development costs	5,695,552	3,573,231
Accrued compensation	3,842,249	3,673,111
Accrued other	1,705,036	958,928
Total	$28,144,144	$22,447,939

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $17,500,000 in the aggregate through June 30, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. In June 2020, the Company became entitled to receive $5,000,000 upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company received the $5,000,000 payment from the CFF for this milestone achievement in July 2020. The Company expects that the remainder of the 2018 CFF Award will be paid incrementally upon the Company’s achievement of the remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the fourth quarter of 2020.

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

Under the Investment Agreement, the Company recorded $286,346 and $2,094,583 of revenue during the three months ended June 30, 2020 and 2019, respectively, and recorded $2,048,405 and $3,980,265 of revenue during the six months ended June 30, 2020 and 2019, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25,000,000 and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which will be recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital.

The Company has billed and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 was billed in the second quarter of 2020 and received in July 2020. A roll forward of deferred revenue related to the Investment Agreement for the six months ended June 30, 2020 is presented below.

June 30, 2020
Beginning balance, December 31, 2019	$—
Billing to CFF upon achievement of milestone	5,000,000
Recognition of revenue	(2,048,405)
Reverse to contract asset (unbilled revenue)	(2,681,065)
Ending balance	$270,530

The CFF Warrant is accounted for as a payment to the customer under ASC 606. See Note 12 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately 2.75 years and is expected to be completed in the fourth quarter of 2020. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

10.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 80,655,848 shares, and 64,672,893 shares were issued and outstanding as of June 30, 2020, and December 31, 2019, respectively.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to the Company totaling $40,290,250, less issuance costs incurred of approximately $2,572,000.

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 7,666,667 shares of its common stock, including 1,000,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.00 per share with gross proceeds to the Company totaling $46,000,000, less estimated issuance costs incurred of approximately $3,147,000.

On April 7, 2020, the Company entered into the April 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering.” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the second quarter of 2020, the Company sold 8,113,794 shares of its common stock under the April 2020 Sale Agreement for which the Company received net proceeds of approximately $43,702,000 through June 30, 2020 and had stock subscriptions receivable as of June 30, 2020 for approximately $16,676,000, for which the Company received the proceeds in July 2020. In July 2020, the Company sold an additional 1,053,286 shares of its common stock under the April 2020 Sale Agreement for net proceeds of approximately $8,148,000.

During the three and six months ended June 30, 2020, the Company issued 51,605 and 202,494 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $286,310 and $302,305 from these exercises, respectively. During the three and six months ended June 30, 2019, the Company issued 16,458 and 78,229 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $102,708 and $306,711 from these exercises, respectively.

During the three and six months ended June 30, 2019, warrants to purchase 200,000 shares and 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 172,414 and 1,119,868 shares of common stock, respectively. No warrants were exercised during the three and six months ended June 30, 2020.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2014 Plan had a total reserve of 23,070,842 shares and there were 8,840,939 shares available for future grants. As of June 30, 2020 there were 5,512,150 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended June 30, 2020 and 2019, respectively, the Company recorded non-cash, stock-based compensation expense of $3,348,360 and $2,817,488, net of estimated forfeitures. For stock options issued and outstanding for the six months ended June 30, 2020 and 2019, respectively, the Company recorded non-cash, stock-based compensation expense of $6,485,779 and $5,906,427, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Six Months Ended June 30,
	2020	2019
Risk free interest rate	0.62%	2.56%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	82.89%	87.65%
Estimated forfeiture rate	5.98%	4.75%

A summary of option activity for the six months ended June 30, 2020 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	13,245,366	$5.19
Granted	3,883,600	4.87
Exercised	(202,494)	1.49
Forfeited	(554,811)	5.93
Outstanding at June 30, 2020	16,371,661	$5.14	7.27	$54,044,121
Vested at June 30, 2020	9,148,866	$4.50	5.86	$36,271,485
Vested and expected to vest at June 30, 2020	15,775,432	$5.13	7.20	$52,286,782

The weighted average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $3.44 and $5.41 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was approximately $1,030,994 and $233,095, respectively. The total fair value of options that were vested as of June 30, 2020 and 2019 was $31,198,928 and $19,252,762, respectively. As of June 30, 2020, there was approximately $26,300,051 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.69 years as of June 30, 2020.

12.	WARRANTS

During the three and six months ended June 30, 2019, warrants to purchase 200,000 shares and 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 172,414 shares and 1,119,868 shares of common stock, respectively. No warrants were exercised during the three and six months ended June 30, 2020.

At June 30, 2020, there were warrants outstanding to purchase 1,000,000 shares of common stock with a weighted average exercise price of $13.20 and a weighted average remaining life of 4.58 years, related only to the warrant issued to CFF pursuant to the terms of the Investment Agreement (Note 8). The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to a $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 86,206 shares of the Company’s common stock at an exercise price of $6.96 per share. (See Note 13).

13.	SUSBSEQUENT EVENTS

Loan Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share. At closing, the Company issued a warrant to K2HV exercisable for 86,206 shares of the Company’s common stock at an exercise price of $6.96 per share. The Company granted registration rights to the lenders in connection with the Loan Agreement and the Warrant.

August 2020 Sale Agreement

On August 6, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 6, 2020, the Company is authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement.

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

Lenabasum is currently being evaluated in a Phase 3 SSc study that has completed the enrollment of 365 patients with top-line data expected to be reported in the summer of 2020, a Phase 2b CF study that has completed the enrollment of 426 patients with top-line data expected by the end of the third quarter of 2020, and a Phase 3 study in DM that has completed the enrollment of 176 patients with top-line data expected in the fourth quarter of 2021. In addition, we are conducting a Phase 2 SLE study funded by a grant through the National Institutes of Health, or NIH, that is expected to enroll 100 patients with enrollment expected to be completed by early 2021. Open-label extension studies are ongoing in SSc and DM for patients who completed the Phase 2 studies and Phase 3 studies in these indications. Lenabasum has generated positive clinical data in three consecutive Phase 2 studies in diffuse cutaneous SSc, CF and skin-predominant DM. Lenabasum has demonstrated acceptable safety and tolerability profiles in clinical studies to date.

The U.S. Food and Drug Administration (“FDA”), has granted lenabasum Orphan Drug Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for SSc, CF and DM. The Pharmaceuticals and Medical Devices Agency in Japan has granted Orphan Drug Designation for lenabasum in SSc.

CRB-4001 is undergoing chronic pharmacokinetic studies in primates to measure brain exposure to CRB-4001. Results of these studies are expected this year and will be considered in the design of Phase 1 studies.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting preclinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Two of the four clinical programs for lenabasum are being supported by non -dilutive awards and grants. The NIH has funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trials. In cystic fibrosis, the Phase 2b clinical trial is being supported by a 2018 award from the Cystic Fibrosis Foundation, or CFF, of up to $25,000,000, and the Phase 2 clinical trial was partially funded by a $5,000,000 award from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the CFF.

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling approximately $46,000,000, less estimated issuance costs incurred of approximately $3,147,000. On April 7, 2020, we entered into an Open Market Sale AgreementSM (“April 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as our sales agent to sell up to $75,000,000 of shares of our common stock through an “at the market offering,” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the second quarter of 2020, 8,113,794 shares of our common stock were sold under the April 2020 Sale Agreement for which we received net proceeds of approximately $43,702,000 through June 30, 2020 and had a stock subscription receivable of approximately $16,676,000 as of June 30, 2020, for which we received the proceeds in July 2020. In July 2020, we sold an additional 1,053,286 shares of our common stock under the April 2020 Sale Agreement for net proceeds of approximately $8,148,000.

On July 28, 2020, we entered into the Loan Agreement with K2HV pursuant to which K2HV may provide us with term loans in an aggregate principal amount of up to a $50,000,000 and we received the first tranche for $20,000,000 at closing. The second tranche for $20,000,000 and third tranche for $10,000,000 will be made available at our option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and we are obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. K2HVmay elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share. At closing, we issued a warrant to K2HVexercisable for 86,206 shares of our common stock at an exercise price of $6.96 per share. We granted registration rights to the lenders in connection with the Loan Agreement and the Warrant.

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

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products and at June 30, 2020, we had an accumulated deficit of approximately $260,586,000. Although we had net income of approximately $2,153,000 for the second quarter of 2019, we historically have incurred net losses. Our net loss for the three months ended June 30, 2020 was approximately $38,105,000. For the six months ended June 30, 2020 and 2019 our net losses were approximately $67,762,000 and $24,082,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval of and commercialize lenabasum. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Revenue Recognition

Revenue from awards for the three months ended June 30, 2020 and 2019 was $286,346 and $2,094,583, respectively. Revenue from awards for the six months ended June 30, 2020 and 2019 was $2,048,405 and $3,980,265, respectively. Revenue from awards was recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. Revenue for the three and six months ended June 30, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $286,346 and $29,094,583 of revenue in the three months ended June 30, 2020 and 2019, respectively.

Amounts recognized in revenue for the three months ended June 30, 2020 and 2019 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, and $5,000,000 in the second quarter of 2019 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. In June 2020 we became entitled to receive an additional $5,000,000 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in July 2020. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020.

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

Research and development expenses for the three months ended June 30, 2020 totaled approximately $30,686,000, an increase of approximately $8,505,000 over the $22,181,000 recorded for the three months ended June 30, 2019. The increase was primarily attributable to increases of $6,294,000 in clinical trial costs, $1,958,000 in compensation costs, and $253,000 in stock-based compensation expense.

During 2019, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 46% and 44% of research and development expenses recorded for the three months ended June 30, 2020 and 2019, respectively, was recorded in these entities.

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

General and administrative expense for the three months ended June 30, 2020 totaled approximately $7,739,000, an increase of approximately $2,531,000 over the $5,208,000 recorded for the three months ended June 30, 2019. The increases include approximately $925,000 in compensation costs, $730,000 in brand design and market research, $278,000 in stock-based compensation expense, $229,000 in facility and insurance costs, $117,000 in temporary help and recruiting costs, $75,000 in software as a service costs, and an aggregate net increase of approximately $177,000 for other general and administrative expenses.

Other Income, Net

Other income, net consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, and realized and unrealized foreign currency exchange gains and losses.

Other income, net for the three months ended June 30, 2020 totaled approximately $33,000, a decrease of approximately $414,000 over the $447,000 recorded for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in net interest income of approximately $436,000 due to lower cash balances in the second quarter of 2020 as compared to the second quarter of 2019, offset partially by increases in foreign currency exchange transaction gains of approximately $22,000.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

We have recognized $2,048,405 and $30,980,265 of revenue in the six months ended June 30, 2020 and 2019, respectively.

Amounts recognized in revenue for the six months ended June 30, 2020 were in connection with the 2018 CFF Award of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, and $5,000,000 in the second quarter of 2019 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. In June 2020 we became entitled to receive an additional $5,000,000 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received payment from the CFF for this milestone achievement in July 2020. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020. We recorded $2,048,405 and $3,980,265 of revenue related to the 2018 CFF Award during the six months ended June 30, 2020 and 2019, respectively.

Revenue for the six months ended June 30, 2019 also included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 totaled approximately $54,634,000, an increase of approximately $10,669,000 over the $43,965,000 recorded for the six months ended June 30, 2019. The increase was primarily attributable to increases of $6,564,000 in clinical trial costs, $4,283,000 in compensation costs, partially offset by a decrease of $178,000 in stock-based compensation expense. Approximately 46% and 46% of research and development expenses recorded for the six months ended June 30, 2020 and 2019, was recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2020 totaled approximately $15,438,000, an increase of approximately $3,605,000 over the $11,833,000 recorded for the six months ended June 30, 2019. The increases include approximately $2,226,000 in compensation costs, $1,189,000 in brand design and market research, $757,000 in stock-based compensation expense, $619,000 in legal and audit fees, $483,000 in facility and insurance costs, $304,000 in temporary help and recruiting costs, $239,000 in software as a service costs, $237,000 in consulting costs and an aggregate net increase of approximately $204,000 for other general and administrative expenses. These increases were partially offset by the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken.

Other Income, Net

Other income, net for the six months ended June 30, 2020 totaled approximately $262,000, a decrease of approximately $473,000 over the $735,000 recorded for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in net interest income of approximately $668,000 due to lower cash balances in the second quarter of 2020 as compared to the second quarter of 2019, offset partially by increases in foreign currency exchange transaction gains of approximately $195,000.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. At June 30, 2020, our accumulated deficit since inception was approximately $260,586,000.

At June 30, 2020, we had total current assets of approximately $88,017,000 and total current liabilities of approximately $42,095,000, resulting in working capital of approximately $45,922,000. Of our total cash and cash equivalents of approximately $63,469,000 at June 30, 2020, approximately $62,913,000 was held within the United States.

Net cash used in operating activities for the six months ended June 30, 2020 was approximately $54,208,000, which includes a net loss of approximately $67,762,000, adjusted for non-cash expenses of approximately $7,285,000 largely related to stock-based compensation expense, and approximately $6,269,000 of cash provided by net working capital items principally due to increases in accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2020 totaled approximately $480,000, which was principally related to purchases of property and equipment for the build out our office space that we occupied in the latter part of 2019.

Cash provided by financing activities for the six months ended June 30, 2020 totaled approximately $86,408,000. On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46,000,000, less estimated issuance costs incurred of approximately $3,147,000. On April 7, 2020, we entered into the April 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as our sales agent to sell up to $75,000,000 of shares of our common stock through an “at the market offering,” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the second quarter of 2020, we sold 8,113,794 shares of our common stock under the April 2020 Sale Agreement for net proceeds of approximately $60,378,000, which we received net proceeds of approximately $43,702,000 through June 30, 2020 and had subscriptions receivable at June 30, 2020 for approximately $16,676,000 for which we received the proceeds in July 2020. In July 2020 we sold an additional 1,053,286 shares of our common stock under the April 2020 Sale Agreement for net proceeds of approximately $8,148,000.

On July 28, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) pursuant to which K2HV may provide us with term loans in an aggregate principal amount of up to a $50,000,000 and we received the first tranche for $20,000,000 at closing. The second tranche for $20,000,000 and the third tranche for $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share. At closing, the Company issued a Warrant to K2HV exercisable for 86,206 shares of the Company’s common stock at an exercise price of $6.96 per share. We granted registration rights to the lenders in connection with the Loan Agreement and the Warrant.

During the six months ended June 30, 2020, the Company issued 202,494 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $302,305 from these exercises. Cash provided by financing activities for the six months ended June 30, 2020 included principal payments on notes payable of approximately $644,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2019 stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%.

We expect our cash and cash equivalents of approximately $63,469,000 at June 30, 2020 combined with the proceeds we received in July 2020 including approximately $24,824,000 from sales of shares of our common stock under the April 2020 Sale Agreement, the $5,000,000 milestone payment from the CFF and the first tranche for $20,000,000 from the K2HV debt financing facility together with the final $2,500,000 milestone payment that we expect to receive under the 2018 CFF Award before the end of the fourth quarter of 2020 will be sufficient to meet our operating and capital requirements into the third quarter of 2021, based on current planned expenditures. The $2,500,00 remainder of the up to $25,000,000 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

License Agreement with Jenrin

Pursuant to the terms of the Jenrin Agreement, we are obligated to pay potential milestone payments to Jenrin totaling up to $18,400,000 for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin Agreement, subject to specified reductions.

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

2015 CFFT Award

Pursuant to the terms of the 2015 CFFT Award agreement, we are obligated to make royalty payments to CFFT contingent upon commercialization of lenabasum in the Field of Use (as defined in the 2015 CFFT Award Agreement) as follows: (i) a royalty payment equal to five times the amount we receive under the 2015 CFFT Award Agreement, up to $25,000,000, payable in three equal annual installments following the first commercial sale of lenabasum, the first of which is due within 90 days following the first commercial sale of lenabasum, (ii) a royalty payment to CFFT equal to the amount we receive under the 2015 CFFT Award Agreement, up to $5,000,000, due in the first calendar year in which the aggregate cumulative net sales of lenabasum in the Field of Use exceed $500,000,000, and (iii) royalty payment(s) to CFFT of up to approximately $15,000,000 if we transfer, sell or license lenabasum in the Field of Use other than for certain clinical or development purposes, or if we enter into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the CFFT Award Agreement as the treatment in humans of CF, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or we may terminate the 2015 CFFT Award Agreement for cause, which includes our material failure to achieve certain commercialization and development milestones. Our payment obligations, if any, would survive the termination of the 2015 CFFT Award Agreement.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting described in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Capital

Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our Loan Agreement with K2HV for up to $50.0000,000 is secured by a lien covering substantially all of our personal property, excluding intellectual property.

The Loan Agreement contains customary representations, warranties and covenants. including restrictive covenants by the Company and Borrower limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, transactions with affiliates and fundamental changes. We therefore may not be able to engage in any of the foregoing types of transactions unless we obtain the consent of K2 Health Ventures or prepay the outstanding amount under the Loan Agreement. The Loan Agreement also contains certain financial covenants, including requirements to maintain unrestricted cash in the amount of $10,000,000 or the amount of all principal loans outstanding if certain regulatory and developmental milestones do not occur.

The restrictions and covenants in the Loan Agreement, as well as those contained in any future debt financing agreements that we may enter into, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the loan agreement and any future financing agreements that we may enter into.

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

To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Some of our business partners and manufacturing operations are in China and Italy, each of which have reported large numbers of patient cases and deaths. We have significant manufacturing operations in these countries, including production of our commercial and clinical active pharmaceutical ingredient. Although we have not experienced any material disruptions to these manufacturing operations or any material delays in shipping our commercial and clinical active pharmaceutical ingredient to our clinical trial sites to date, the continued impact resulting from the COVID-19 outbreak in these areas or in other areas where we have operations, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture or ship materials within or outside China or Italy or forcing temporary closure of facilities that we rely upon.

The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may materially affect us economically and such conditions continue to persist. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

We are currently conducting our clinical trials in multiple countries where there has been a COVID-19 outbreak, and where enrollment in our Phase 3 “DETERMINE” study in DM is ongoing. The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our clinical trial operations, including the ability of our patients, principal investigators and site staff to travel to our clinical trial sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. To date, one of the sites in our Phase 3 SSc trial has withdrawn from open-label study participation because of COVID-19. We cannot predict whether other clinical testing sites will withdraw from participation in any of our studies temporarily or permanently. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. The National Institutes of Health temporarily stopped enrolling the Phase 2 study testing safety and efficacy of lenabasum in patients with SLE because of COVID-19. While enrollment has resumed at some sites, delay in completing enrollment in this trial is expected. Vulnerable patients, including patients with autoimmune disorders like the patients enrolled in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies.

The COVID-19 outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug development and manufacturing activities. We rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials. We also rely on consultants, independent contractors, contract development and manufacturing organizations, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our API production, formulation, and drug manufacturing activities. COVID-19 may affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 6, 2020, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our Common Stock.

We are not obligated to sell any shares of Common Stock under the Sale Agreement. Subject to the terms and conditions of the Sale Agreement, Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Market to sell shares of Common Stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by us. Upon delivery of a placement notice, and subject to our instructions in that notice, and the terms and conditions of the Sale Agreement generally, Jefferies may sell our Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Jefferies’ obligations to sell shares under the Sale Agreement are subject to satisfaction of certain conditions. We will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock and have agreed to provide Jefferies with customary indemnification and contribution rights. We have also agreed to reimburse Jefferies for certain specified expenses.

Shares of Common Stock will be offered and sold pursuant to the Sale Agreement, our Registration Statement on Form S-3 (File No. 333-237588), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2020, and our Registration Statement on Form S-3 (File No. 333-222447), which was declared effective by the SEC on January 17, 2018, and the related prospectus supplement that will be filed with SEC for an aggregate offering price of up to $150,000,000.

The foregoing summary of the Sale Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sale Agreement, which is attached as Exhibit 1.2 to this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sale Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.

Exhibit No.	Description

1.1

Open Market Sale AgreementSM, dated April 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 7, 2020)

1.2	Open Market Sale AgreementSM, dated August 6, 2020, by and between the Registrant and Jefferies LLC.*

4,1	Form of Warrant to Purchase Common Stock. (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

5.1	Legal Opinion of Lowenstein Sandler LLP*

10.1#

Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

23.1	Consent of Lowenstein Sandler LLP (included in Exhibit 5.1).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

EXHIBIT INDEX

Exhibit No.	Description

1.1

Open Market Sale AgreementSM, dated April 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 7, 2020)

1.2	Open Market Sale AgreementSM, dated August 6, 2020, by and between the Registrant and Jefferies LLC.*

4,1	Form of Warrant to Purchase Common Stock. (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

5.1	Legal Opinion of Lowenstein Sandler LLP*

10.1#

Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

23.1	Consent of Lowenstein Sandler LLP (included in Exhibit 5.1).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 6, 2020	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

