Form 10-Q/A
period 2020-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2020-08-31
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2020, 81,712,134 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

EXPLANATORY NOTE

Corbus Pharmaceuticals Holdings, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Quarterly Report”) to revise a clerical error with respect to the status of the Company as a “non-accelerated filer.” The cover page of the Quarterly Report has been revised to indicate that the Company is an “accelerated filer.” In addition, this amendment is being filed to furnish Exhibit 101 (which was previously included in the Quarterly Report) formatted in iXBRL (Inline eXtensible Business Reporting Language), and Exhibit 104 (Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)), which had been inadvertently omitted from the Quarterly Report. For the convenience of the reader, this report on Form 10-Q/A refiles in its entirety the Quarterly Report.  Additionally, this filing includes updated CEO and CFO certifications filed as Exhibits 31.1, 31.2, 32.1, 32.2. No other changes have been made to the Quarterly Report.

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

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $5,014,643	15,780,461	1,578	103,228,775	—	103,230,353
Stock-based compensation expense	—	—	6,485,779	—	6,485,779
Issuance of common stock upon exercise of stock options	202,494	20	302,285	—	302,305
Net loss	—	—	—	(67,762,123)	(67,762,123)
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879

For the Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock-based compensation expense	—	—	5,906,427	—	5,906,427
Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—

Issuance of common stock upon exercise of stock options	78,229	8	306,703	—	306,711
Net loss	—	—	—	(24,082,156)	(24,082,156)
Balance at June 30, 2019	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800

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

Property and Equipment

The estimated life for the Company's property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the shorter of their useful lives or the respective leases. See Note 5 for details of property and equipment and Note 6 for operating and capital lease commitments.

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

Summary of Property and Equipment

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

23.1	Consent of Lowenstein Sandler LLP (included in Exhibit 5.1).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

EXHIBIT INDEX

Exhibit No.	Description

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

23.1	Consent of Lowenstein Sandler LLP (included in Exhibit 5.1).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 31, 2020	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2020	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

-44-