Form 10-Q
period 2020-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2020-11-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, 84,037,239 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,870,651	$31,748,686
Restricted cash	350,000	—
Prepaid expenses and other current assets	2,177,383	3,724,932
Contract asset	960,091	2,681,065
Total current assets	85,358,125	38,154,683
Restricted cash	669,900	—
Property and equipment, net	4,402,022	5,083,865
Operating lease right of use assets	5,396,248	5,818,983
Other assets	13,041	84,968
Total assets	$95,839,336	$49,142,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$752,659
Accounts payable	11,080,717	11,091,363
Accrued expenses	28,593,049	22,447,939
Derivative liability	757,000	—
Operating lease liabilities, current	972,464	595,745
Total current liabilities	41,403,230	34,887,706
Long-term debt, net of debt discount	17,856,589	—
Operating lease liabilities, noncurrent	7,353,765	8,097,228
Total liabilities	$66,613,584	$42,984,934
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 82,207,405 and 64,672,893 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,220	6,467
Additional paid-in capital	324,698,962	198,975,056
Accumulated deficit	(295,481,430)	(192,823,958)
Total stockholders’ equity	29,225,752	6,157,565
Total liabilities and stockholders’ equity	$95,839,336	$49,142,499

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue from awards and licenses	$1,230,621	$2,589,783	$3,279,026	$33,570,048
Operating expenses:
Research and development	27,522,989	22,152,001	82,156,926	66,117,114
General and administrative	7,681,573	5,534,493	23,120,020	17,367,202
Total operating expenses	35,204,562	27,686,494	105,276,946	83,484,316
Operating loss	(33,973,941)	(25,096,711)	(101,997,920)	(49,914,268)
Other income (expense), net:
Other income (expense), net	(4,972)	4,109,338	4,005	4,109,338
Interest income (expense), net	(454,319)	292,854	(348,654)	1,076,166
Change in fair value of derivative liability	(211,000)	—	(211,000)	—
Foreign currency exchange loss, net	(251,117)	(96,282)	(103,903)	(144,193)
Other income (expense), net	(921,408)	4,305,910	(659,552)	5,041,311
Net loss	$(34,895,349)	$(20,790,801)	$(102,657,472)	$(44,872,957)
Net loss per share, basic and diluted	$(0.43)	$(.32)	$(1.37)	$(0.71)
Weighted average number of common shares outstanding, basic and diluted	81,879,119	64,660,017	75,037,418	63,638,447

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879
Stock-based compensation expense	—	—	3,630,996	—	3,630,996
Issuance of common stock, net of issuance costs of $350,471	1,504,473	150	11,331,739	—	11,331,889
Issuance of common stock upon exercise of stock options	47,084	5	271,923	—	271,928
Fair value of warrant issued in connection with K2HV agreement	—	—	472,409	—	472,409
Net loss	—	—	—	(34,895,349)	(34,895,349)
Balance at September 30, 2020	82,207,405	$8,220	$324,698,962	$(295,481,430)	$29,225,752

For the Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	64,644,093	$6,465	$192,819,731	$(145,452,396)	$47,373,800
Stock-based compensation expense	—	—	2,977,574	—	2,977,574
Issuance of common stock upon exercise of stock options	28,800	2	80,098	—	80,100
Net loss	—	—	—	(20,790,801)	(20,790,801)
Balance at September 30, 2019	64,672,893	$6,467	$195,877,403	$(166,243,197)	$29,640,673

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019 (audited)	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $5,365,114	17,284,934	1,728	114,560,514	—	114,562,242
Stock-based compensation expense	—	—	10,116,775	—	10,116,775
Issuance of common stock upon exercise of stock options	249,578	25	574,208	—	574,233
Fair value of warrant issued in connection with K2HV agreement	—	—	472,409	—	472,409
Net loss	—	—	—	(102,657,472)	(102,657,472)
Balance at September 30, 2020 (Unaudited)	82,207,405	$8,220	$324,698,962	$(295,481,430)	$29,225,752

For the Nine Months Ended September 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018 (audited)	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698
Stock-based compensation expense	—	—	8,884,001	—	8,884,001
Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—
Issuance of common stock upon exercise of stock options	107,029	10	386,801	—	386,811
Net loss	—	—	—	(44,872,957)	(44,872,957)
Balance at September 30, 2019 (Unaudited)	64,672,893	$6,467	$195,877,403	$(166,243,197)	$29,640,673

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(102,657,472)	$(44,872,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,116,775	8,884,001
Depreciation and amortization	841,755	466,104
(Gain)/Loss on foreign exchange	(134,368)	115,654
Operating lease right of use asset amortization	422,735	358,615
Amortization of debt discount	118,977	—
Change in fair value of derivative liability	211,000	—
Changes in operating assets and liabilities:
Decrease in customer receivable	—	5,000,000
Decrease (increase) in prepaid expenses	1,547,550	(194,079)
Decrease in contract asset	1,720,974	107,545
Decrease (increase) in other assets	71,927	(90,211)
Increase (decrease) in accounts payable	458,646	(836,296)
Increase in accrued expenses	6,186,850	13,486,408
Decrease in deferred revenue	—	(6,570,048)
(Decrease) increase in operating lease liabilities	(366,744)	986,401
Net cash used in operating activities	(81,461,395)	(23,158,863)
Cash flows from investing activities:
Purchases of property and equipment	(536,577)	(1,451,069)
Net cash used in investing activities	(536,577)	(1,451,069)
Cash flows from financing activities:
Principal payments on notes payable	(752,659)	(394,305)
Proceeds from issuance of common stock	120,501,589	40,677,061
Issuance costs paid for common stock financings	(5,365,114)	(2,571,552)
Proceeds from issuance of debt, net	18,756,021	—
Principal payments on capital lease obligation	—	(375)
Net cash provided by financing activities	133,139,837	37,710,829
Net increase in cash, cash equivalents, and restricted cash	51,141,865	13,100,897
Cash, cash equivalents, and restricted cash at beginning of the period	31,748,686	41,748,468
Cash, cash equivalents, and restricted cash at end of the period	$82,890,551	$54,849,365
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	192,417	20,629
Fair value of warrants issued with K2HV loan agreement	472,409	—
Write off of fully depreciated property and equipment	156,645	—
Purchases of property and equipment included in accounts payable or accrued expenses	—	1,229,916
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02	$—	$2,399,524
Right of use assets obtained in exchange for lease obligation upon entry into February 2019 Lease Agreement	$—	$3,529,090

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020, the results of its operations and changes in stockholders’ equity for the three months and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2.	LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2020, had an accumulated deficit of $295,481,430. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization.

Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The Company will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and its preclinical drug candidates (see Note 4). The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

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

In June 2020, the Company became entitled to receive $5,000,000 upon the Company’s achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis. The Company received the $5,000,000 payment from the CFF for this milestone achievement in July 2020. The Company expects the final $2.5 million remainder of the 2018 CFF Award will be paid to the Company upon the achievement of the last remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. (See Note 9).

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

On August 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company is authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the quarter ended September 30, 2020, the Company did not make any sales of its common stock under the August 2020 Sales Agreement.

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 9), the valuation of the CFF and K2HV warrants discussed in Note 12 and Note 7, and the derivative liability associated with the K2 Security and Loan agreement (see Note 7).

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At September 30, 2020 and December 31, 2019, cash equivalents were comprised of money market funds. The Company had no marketable investments at September 30, 2020 and December 31, 2019.

Restricted cash as of September 30, 2020 included a collateral account for the Company’s corporate credit cards and is classified in current assets in the amount of $250,000. Additionally, as of September 30, 2020, restricted cash included a stand-by letter of credit issued in favor of a landlord for $769,900 of which $100,000 was classified in current assets and $669,900 was classified in noncurrent assets as of September 30, 2020.

Cash, cash equivalents, and restricted stock consisted of the following:

	September 30, 2020	December 31, 2019
Cash	$3,962,572	$884,115
Money market fund	77,908,079	30,864,571
Cash and cash equivalents	81,870,651	$31,748,686

Restricted cash, current	350,000	—
Restricted cash, noncurrent	669,900	—
Restricted cash	1,019,900	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$82,890,551	$31,748,686

As of September 30, 2020, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $1,595,000 of cash which was held in our subsidiaries in the United Kingdom and Australia. As of December 31, 2019, all of the Company’s cash was held in the United States, except for approximately $466,000 of cash which was held in our subsidiaries in the United Kingdom and Australia.

Financial Instruments

The carrying values of the notes payable and debt approximate their fair value due to the fact that they are at market terms.

Fair Value Measurements

The valuation of the company’s debt and embedded derivatives are determined primarily by an income approach that considers the present value of net cash flows of the debt with and without prepayment and default features. In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, these embedded debt features which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date

Level 2 – Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data

Level 3 – Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include the discount rate, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening, inflammatory fibrotic diseases. As of September 30, 2020 all of the Company’s assets were located in the United States, except for approximately $1,595,000 of cash, $1,207,000 of prepaid expenses, and $30,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2019, all of the Company’s assets were located in the United States, except for approximately $466,000 of cash, $1,606,000 of prepaid expenses, $23,000 of other assets, and $52,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2020 or December 31, 2019.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2020 and 2019.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net loss	$(34,895,349)	$(20,790,801)	$(102,657,472)	$(44,872,957)
Weighted average number of common shares-diluted*	81,879,119	64,660,017	75,037,418	63,638,447
Net loss per share of common stock-basic and diluted*	$(0.43)	$(0.32)	$(1.37)	$(0.71)

* Warrants and options that have not been exercised have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive

Recent Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for the Company beginning January 1, 2021. The Company is currently evaluating the expected impact it could have on its financial statements and related disclosures.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which is intended to simplify various aspects generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The standard is effective for public companies that meet definition of a Securities and Exchange Commission (SEC) filer, excluding entities to be smaller reporting companies as defined by the SEC, for fiscal years, and interim periods within those years, beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the timing of the adoption of ASU 2020-06 and the expected impact it could have on the Company’s financial statements and related disclosures.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. ASU 2018-18 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company’s adoption of ASU 2018-18 as of January 1, 2019 had no impact on the Company’s financial statements and related disclosures.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Computer hardware and software	$714,380	$711,442
Office furniture and equipment	1,614,853	1,627,896
Leasehold improvements	4,163,860	4,150,488
Property and equipment, gross	6,493,093	6,489,826
Less: accumulated depreciation	(2,091,071)	(1,405,961)
Property and equipment, net	$4,402,022	$5,083,865

Depreciation expense was $202,079 and $157,773 for the three months ended September 30, 2020 and 2019, respectively and $841,755 and $466,104 for the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the Company wrote off $156,645 of fully depreciated property and equipment.

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

Total lease expense for the three months ended September 30, 2020 and 2019 was $310,118 and $307,182, respectively. Total lease expense for the nine months ended September 30, 2020 and 2019 was $930,354 and $814,527, respectively.

Pursuant to the terms of our non-cancelable lease agreements in effect at September 30, 2020, the following table summarizes our maturities of operating lease liabilities as of September 30, 2020:

2020 (Remainder of year)	$391,396
2021	1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
Thereafter	3,483,034
Total lease payments	$10,579,566

Less: imputed interest	(2,253,337)
Total	$8,326,229

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

D&O Financing

In November 2018, the Company entered into a loan agreement with a financing company for $491,629 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $49,857 over a ten-month period. Interest accrues on this loan at an annual rate of 3.07%. This loan was fully repaid in August 2019.

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrues on this loan at an annual rate of 5.25%. Prepaid expenses as of September 30, 2020 and December 31, 2019, included $0 and $923,292, respectively, related to this insurance policy. This loan was fully repaid in July 2020.

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at September 30, 2020 was 8.5%. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share.

In connection with the Loan Agreement, on July 28, 2020, the Company issued the Lenders a warrant to purchase up to 86,206 common shares (the “K2 Warrant”) at an exercise price of $6.96 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs and is required to make a final payment equal to approximately $1,190,000. See Note 12 for more detail on assumptions used in the valuation of the K2 warrant and see Note 13 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan Agreement outstanding at September 30, 2020, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2020. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At September 30, 2020 and December 31, 2019, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $17,857,000 and $0, respectively. Interest expense for the three and nine months ended September 30, 2020 was approximately $460,000. No interest expense or amortization of debt discount recorded in 2019 related to K2 Loan Agreement.

The net carrying amounts of the liability components consists of the following:

	September 30, 2020	December 31, 2019

Principal	$20,000,000	-
Less: debt discount	(2,262,000)	-
Accretion of Debt Discount	118,977	-
Net Carrying amount	$17,856,977	-

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2020	$-
2021	-
2022	3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019

Accrued clinical operations and trials costs	$18,709,059	$14,242,669
Accrued product development costs	3,589,136	3,573,231
Accrued compensation	4,676,027	3,673,111
Accrued other	1,618,827	958,928
Total	$28,593,049	$22,447,939

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $22,500,000 in the aggregate through September 30, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. I. The Company expects that the final $2.5 million of the 2018 CFF Award will be paid upon the Company’s achievement of the last remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the fourth quarter of 2020.

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

Under the Investment Agreement, the Company recorded $1,230,621 and $2,589,783 of revenue during the three months ended September 30, 2020 and 2019, respectively, and recorded $3,279,026 and $6,570,048 of revenue during the nine months ended September 30, 2020 and 2019, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

The Company has billed and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 in 2020. A roll forward of deferred revenue related to the Investment Agreement for the nine months ended September 30, 2020 is presented below.

September 30, 2020
Beginning balance, December 31, 2019	$—
Billing to CFF upon achievement of milestone	5,000,000
Recognition of revenue	(3,279,026)
Reverse to contract asset (unbilled revenue)	(1,720,974)
Ending balance	$—

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

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 82,207,405 shares, and 64,672,893 shares were issued and outstanding as of September 30, 2020, and December 31, 2019, respectively.

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

On April 7, 2020, the Company entered into the April 2020 Sale Agreement with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering.” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the three and nine months ended September 30, 2020, the Company sold 1,504,473 and 9,618,267, respectively, shares of its common stock under the April 2020 Sale Agreement for which the Company received net proceeds of approximately $11,331,889 and $71,709,534, respectively through September 30, 2020. In October 2020, the Company sold an additional 921,107 shares of its common stock under the April 2020 Sale Agreement for net proceeds of approximately $1,032,744.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three and nine months ended September 30, 2020, the Company did not sell any shares from the August 2020 Sale Agreement. In October 2020, the Company sold 908,727 shares of its common stock under the August 2020 Sale Agreement for net proceeds of approximately $953,590 pursuant to an effective registration statement.

During the three and nine months ended September 30, 2020, the Company issued 47,084 and 249,578 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $271,928 and $574,233 from these exercises, respectively. During the three and nine months ended September 30, 2019, the Company issued 28,800 and 107,029 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $80,100 and $386,811 from these exercises, respectively.

No warrants were exercised during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, warrants to purchase 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock. No warrants were exercised during the three months ended September 30, 2019.

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

In accordance with the terms of the 2014 Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2014 Plan had a total reserve of 23,070,842 shares and there were 8,840,939 shares available for future grants. As of September 30, 2020 there were 5,228,870 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2020 and 2019, respectively, the Company recorded non-cash, stock-based compensation expense of $3,630,996 and $2,977,574, net of estimated forfeitures. For stock options issued and outstanding for the nine months ended September 30, 2020 and 2019, respectively, the Company recorded non-cash, stock-based compensation expense of $10,116,775 and $8,884,001, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	0.59%	2.41%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Estimated Forfeiture Rate	5.92%	4.63%
Expected volatility	82.89%	87.3%

A summary of option activity for the nine months ended September 30, 2020 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	13,245,366	$5.19
Granted	4,394,600	5.12
Exercised	(249,578)	2.30
Forfeited	(782,531)	5.83
Outstanding at September 30, 2020	16,607,857	$5.19	7.10	$3,604,156
Vested at September 30, 2020	9,671,446	$4.68	5.79	$3,604,156
Vested and expected to vest at September 30, 2020	16,059,611	$5.18	7.03	$3,604,156

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $3.61 and $5.21 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was approximately $1,141,083 and $324,567, respectively. The total fair value of options that were vested as of September 30, 2020 and 2019 was $34,180,750 and $21,108,706, respectively. As of September 30, 2020, there was approximately $24,501,912 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.63 years as of September 30, 2020.

12.	WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, warrants to purchase 1,283,500 shares of common stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock. No warrants were exercised during the three months ended September 30, 2019.

At September 30, 2020, there were warrants outstanding to purchase 1,086,206 shares of common stock with a weighted average exercise price of $12.70 and a weighted average remaining life of 4.76 years, related to the warrants issued to CFF pursuant to the terms of the Investment Agreement (Note 8) and the warrants issued pursuant to the K2 Loan and Security Agreement (Note 7).

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

On July 28, 2020, the Company entered into the Loan Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 86,206 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $6.96 per share. The K2 warrant is immediately exercisable for 86,206 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

Risk free interest rate	0.60%
Expected dividend yield	0%
Expected term in years	10.00
Expected volatility	80.0%

13.	DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and mark to market each reporting period after assessing the agreement under ASC 815.

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability increased from July 28, 2020 to September 30, 2020 as a result of SSc phase 3 trial results. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability increased from July 28, 2020 to September 30, 2020. As the probability of both features increased the fair value of the derivative liability has increased at September 30, 2020. The value of these features was determined to be approximately $546,000 at July 28, 2020 and $757,000 at September 30, 2020 which resulted in $211,000 of other expense. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

14.	SUSBSEQUENT EVENTS

On September 8, 2020, the Company announced data from its Phase 3 study of lenabasum for treatment of systemic sclerosis and announced that the study showed no significant differences in the primary and secondary endpoints when comparing lenabasum to placebo. On October 6, 2020, the Company announced its Phase 2b Study of lenabasum for treatment of cystic fibrosis did not meet its primary end point. On October 8, 2020, the Company announced plans to reduce its workforce by approximately 54% and expects to incur a charge of approximately $3,000,000 related to severance, benefits and related costs, substantially all of which will be recorded in the fourth quarter of 2020.

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

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics to treat chronic and serious inflammatory and fibrotic diseases with clear unmet medical needs by targeting the human endocannabinoid system, or ECS. We are developing a pipeline of cannabinoid drug candidates which are rationally designed, synthetic, small molecule drugs which target the ECS to treat inflammatory and fibrotic diseases. Our lead investigational drug candidate, lenabasum, is a novel, synthetic, oral, cannabinoid type 2, or CB2, agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. We are currently developing lenabasum to treat two life threatening diseases: dermatomyositis, or DM, and systemic lupus erythematosus, or SLE. We are continuing to evaluate potential opportunities for lenabasuam in cystic fibrosis and systemic sclerosis. In addition, we are developing a pipeline of experimental drug candidates from our library of novel compounds targeting the ECS.

In September 2020, we reported top-line results from our Phase 3 study evaluating lenabasum in 365 patients with SSc. In October 2020, we reported top-line results from our Phase 2b study evaluating lenabasum in 426 patients with CF. Both studies failed to meet their primary endpoints. In August 2020, we completed enrollment in of our Phase 3 study evaluating lenabasum in 176 patients with DM (the “DETERMINE trial”). Originally, the DETERMINE trial had a planned duration of 52 weeks, however, we have seen recent changes in the DM competitive landscape with studies that are shorter than one year. Accordingly, we will be submitting a protocol amendment to the FDA and other regulatory agencies to shorten the treatment duration of the DETERMINE trial to 28 weeks. The last subject visit through 28 weeks is expected in March 2021 with top line data to be reported shortly thereafter. In addition, we are conducting a Phase 2 SLE study funded by a grant through the National Institutes of Health, or NIH, that is expected to enroll 100 patients. Open-label extension studies are ongoing in DM for patients who completed the Phase 2 and Phase 3 studies.

The U.S. Food and Drug Administration, or FDA, has granted lenabasum Orphan Drug Designation as well as Fast Track Status for SSc and CF, and Orphan Drug Designation for DM. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for SSc, CF and DM. The Pharmaceuticals and Medical Devices Agency in Japan has granted Orphan Drug Designation for lenabasum in SSc.

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our research and development activities have included conducting preclinical studies, developing manufacturing methods and the manufacturing of our drug lenabasum for clinical trials and conducting clinical studies in patients. Two of the four clinical programs for lenabasum are being supported by non -dilutive awards and grants. The NIH has funded the majority of the clinical development costs for the DM Phase 2 clinical trial and is funding the SLE Phase 2 clinical trials. In cystic fibrosis, the Phase 2b clinical trial was supported by a 2018 award from the Cystic Fibrosis Foundation, or CFF, of up to $25 million, and the Phase 2 clinical trial was partially funded by a $5 million award from the Cystic Fibrosis Foundation Therapeutics, Inc., a non-profit drug discovery and development affiliate of the CFF.

In September 2018, we acquired an exclusive worldwide license to develop, manufacture and market drug candidates from more than 600 compounds, targeting the endocannabinoid system from Jenrin Discovery LLC, or Jenrin. The drug candidates included CB2 agonists and CB1 inverse agonists. We have also developed additional potential CB2 agonists and CB1 inverse agonists as drug candidates and have identified several compounds that we believe have more promising physicochemical and early pharmacokinetic properties than CRB-4001. As a result, we have decided to discontinue further development of CRB-4001.

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd., or Kaken, for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of SSc and DM, two rare and serious autoimmune diseases. Under the terms of the agreement, Kaken received an exclusive license to commercialize and market lenabasum in Japan for SSc and DM. In March 2019, Kaken made an upfront payment to us of $27,000,000. We will be eligible to receive up to an additional $173,000,000 upon achievement of certain regulatory, development and sales milestones as well as double-digit royalties.

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling approximately $46,000,000, less estimated issuance costs incurred of approximately $3,147,000.

On April 7, 2020, we entered into an Open Market Sale AgreementSM (the “April 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies served as our sales agent to sell up to $75,000,000 of shares of our common stock through an “at the market offering,” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the nine months ended September 30, 2020, 9,618,267 shares of our common stock were sold under the April 2020 Sale Agreement for which we received net proceeds of approximately $71,710,000 through September 30, 2020. In October 2020, we sold an additional 921,107 shares of our common stock under the April 2020 Sale Agreement for net proceeds of approximately $1,033,000.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering”. As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three and nine months ended September 30, 2020, we did not sell any of our common stock under the August 2020 Sale Agreement. In October 2020, we sold 908,727 shares of our common stock under the August 2020 Sale Agreement for net proceeds of approximately $954,000.

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

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products and at September 30, 2020, we had an accumulated deficit of approximately $295,481,000. We historically have incurred net losses. Our net losses for the three months ended September 30, 2020 and 2019 were approximately $34,895,000 and 20,791,000, respectively. For the nine months ended September 30, 2020 and 2019 our net losses were approximately $102,657,000 and $44,873,000, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

As a result of the completion of our Phase 3 RESOLVE-1 Study in SSc and our Phase 2b clinical study of lenabasum for the treatment of cystic fibrosis, we expect our expenses will decrease substantially starting in 2021, however, we expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

●	conduct clinical trials for our product candidates in DM, systemic lupus erythematosus and other indications;

●	continue our research and development efforts;

●	manufacture clinical study materials;

●	seek regulatory approval for our product candidates; and

●	operate as a public company

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

Revenue Recognition

Revenue from awards for the three months ended September 30, 2020 and 2019 was $1,230,621 and $2,589,783, respectively. Revenue from awards for the nine months ended September 30, 2020 and 2019 was $3,279,026 and $6,570,048, respectively. Revenue from awards was recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. Revenue for the three and nine months ended September 30, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

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

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately two and a half-year period expected to be completed in the fourth quarter of 2020. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized $1,230,621 and $2,589,783 of revenue in the three months ended September 30, 2020 and 2019, respectively.

Amounts recognized in revenue for the three months ended September 30, 2020 and 2019 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020.

Research and Development Expenses

Research and development expenses are incurred for the development of lenabasum and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing lenabasum for clinical trials and conducting clinical trials. These costs are expected to decrease significantly in the future as CF and SSc trials are substantially completed. The reduction in workforce announced in October 2020 will also reduce future operating expenses.

Research and development expenses for the three months ended September 30, 2020 totaled approximately $27,523,000, an increase of approximately $5,371,000 over the $22,152,000 recorded for the three months ended September 30, 2019. The increase was primarily attributable to increases of $4,260,000 in clinical trial costs, $795,000 in compensation costs, and $316,000 in stock-based compensation expense.

During 2019, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 45% and 43% of research and development expenses recorded for the three months ended September 30, 2020 and 2019, respectively, was recorded in these entities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will decrease in the future as a result of the reduction in workforce announced in October 2020.

General and administrative expense for the three months ended September 30, 2020 totaled approximately $7,682,000, an increase of approximately $2,148,000 over the $5,534,000 recorded for the three months ended September 30, 2019. The increase includes approximately $429,000 in compensation costs, $386,000 in consulting, $459,000 in marketing and promotion activities, $357,000 in legal costs, and $337,000 in stock-based compensation expense, and an aggregate net increase of approximately $180,000 for other general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our outstanding debt, interest income we earn on our interest-bearing accounts, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

Other expense, net for the three months ended September 30, 2020 totaled approximately $921,000, a decrease of approximately $5,227,000 over the $4,306,000 of other income, net recorded for the three months ended September 30, 2019. The decrease was primarily attributable to approximately $4,109,000 of cash paid to the Company in the third quarter of 2019 from a foreign taxing authority for refundable research and development tax credits received, and $460,000 of interest expense related to the K2 loan, and an increase in foreign currency exchange losses of approximately $155,000.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue

We have recognized $3,279,026 and $33,570,048 of revenue in the nine months ended September 30, 2020 and 2019, respectively.

Amounts recognized in revenue for the nine months ended September 30, 2020 were in connection with the 2018 CFF Award of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2020. We recorded $3,279,026 and $6,570,048 of revenue related to the 2018 CFF Award during the nine months ended September 30, 2020 and 2019, respectively.

Revenue for the nine months ended September 30, 2019 also included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by September 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 totaled approximately $82,157,000, an increase of approximately $16,040,000 over the $66,117,000 recorded for the nine months ended September 30, 2019. The increase was primarily attributable to increases of $10,962,000 in clinical trial costs and $5,078,000 in compensation costs. Approximately 45% of research and development expenses recorded for each of the nine months ended September 30, 2020 and 2019, was recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2020 totaled approximately $23,120,000, an increase of approximately $5,753,000 over the $17,367,000 recorded for the nine months ended September 30, 2019. The increases include approximately $2,655,000 in compensation costs, $1,094,000 in stock-based compensation expense, $1,648,000 in brand design and market research, $623,000 in consulting expense, $761,000 legal and audit fees, $665,000 in facilities and insurance expense, $439,000 in recruiting and relocation expense, and $334,000 in software as a service expense. These increases were partially offset by the $2,700,000 we recorded in the first quarter of 2019 related to the amount we owed to CFF as a royalty payment equal to 10% of any amounts we received as payment under the collaboration agreement with Kaken.

Other Income (Expense), Net

Other expense, net for the nine months ended September 30, 2020 totaled approximately $660,000, a decrease of approximately $5,701,000 over the $5,041,000 of other income, net recorded for the nine months ended September 30, 2019. The decrease was primarily attributable to approximately $4,109,000 of cash paid to the Company in the third quarter of 2019 from foreign taxing authority for refundable research and development tax credits received. Additional decreases included $460,000 of interest expense recorded during the third quarter of 2020 related to the K2 loan.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the Phase 2 DM and SLE clinical trials have been or are expected to be funded by NIH grants, and our Phase 2 cystic fibrosis clinical trial was partially funded by the 2015 CFFT Award. Our Phase 2b cystic fibrosis trial is being supported by the 2018 CFF Award. In July 2020, the company also entered into a security and Loan agreement to provide additional capital to fund operations. At September 30, 2020, our accumulated deficit since inception was approximately $295,481,000.

At September 30, 2020, we had total current assets of approximately $85,358,000 and total current liabilities of approximately $41,403,000, resulting in working capital of approximately $43,955,000. Of our total cash, cash equivalents, and restricted cash of approximately $82,221,000 at September 30, 2020, approximately $80,626,000 was held within the United States.

Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $81,461,000, which includes a net loss of approximately $102,657,000, adjusted for non-cash expenses of approximately $11,577,000 largely related to stock-based compensation expense, and approximately $9,619,000 of cash provided by net working capital items principally due to increases in accounts payable and accrued expenses and decreases in prepaid expenses.

Cash used in investing activities for the nine months ended September 30, 2020 totaled approximately $537,000, which was principally related to purchases of property and equipment for the build out our office space that we occupied in the latter part of 2019.

Cash provided by financing activities for the nine months ended September 30, 2020 totaled approximately $133,140,000. On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46,000,000, less estimated issuance costs incurred of approximately $3,147,000. During the nine months ended September 30, 2020, we sold 9,618,267 shares of our common stock under the April 2020 Sale Agreement for net proceeds of approximately $71,710,000. In October 2020. we sold an additional 1,829,834 shares of our common stock under the April 2020 Sale Agreement and August 2020 Sale Agreement for net proceeds of approximately $1,986,334.

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

During the nine months ended September 30, 2020, the Company issued 249,578 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $574,233 from these exercises. Cash provided by financing activities for the nine months ended September 30, 2020 included principal payments on notes payable of approximately $753,000 in connection with our loan agreement with a financing company. The terms of the loan that we entered into in November 2019 stipulated equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrued on this loan at an annual rate of 5.25%.

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%.

We expect our cash and cash equivalents of approximately $81,871,000 at September 30, 2020 together with the expected final $2.5 milestone payment from the CFF award will be sufficient to meet our operating and capital requirements into the fourth quarter of 2021, based on current planned expenditures. The $2,500,000 remainder of the up to $25,000,000 2018 CFF Award is payable to us upon the achievement of the final milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to achieve this milestone by the end of the fourth quarter of 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting described in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring losses since inception and as of September 30, 2020 had an accumulated deficit of approximately $295,481,430. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and preclinical and clinical programs, strategic alliances and the development of our administrative organization. We expect the cash and cash equivalents of approximately $81,871,000 at September 30, 2020 and the remaining $2.5 million of proceeds that we expect to receive under the 2018 CFF Award before the end of the fourth quarter of 2020 to be sufficient to meet our operating and capital requirements into the fourth quarter of 2021, based on planned expenditures. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional equity or debt capital or spin-off non-core assets to raise additional cash. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We will need to raise significant additional capital to continue to fund the clinical trials for lenabasum and our other preclinical and research and development activities. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Our Loan Agreement with K2HV for up to $50,000,000 is secured by a lien covering substantially all of our personal property, excluding intellectual property.

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

We are currently conducting our clinical trials in multiple countries where there has been a COVID-19 outbreak, and where our Phase 3 “DETERMINE” study in DM is ongoing. The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our clinical trial operations, including the ability of our patients, principal investigators and site staff to travel to our clinical trial sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. We cannot predict whether clinical testing sites will withdraw from participation in any of our studies temporarily or permanently. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. The National Institutes of Health temporarily stopped enrolling the Phase 2 study testing safety and efficacy of lenabasum in patients with SLE because of COVID-19. While enrollment has resumed at some sites, delay in completing enrollment in this trial is expected. Vulnerable patients, including patients with autoimmune disorders like the patients enrolled in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our DETERMINE trial originally had a planned duration of 52 weeks, however, we have seen recent changes in the DM competitive landscape with studies for the treatment of DM that are shorter than one year. Accordingly, we will be submitting a protocol amendment to the FDA and other regulatory agencies to shorten the treatment duration of the DETERMINE trial to 28 weeks. The last subject visit through 28 weeks is expected in March 2021 with top line data to be reported shortly thereafter.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file with the SEC on July 29, 2020).

10.1	Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 Healthventures LLC and Ankura Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file with the SEC on July 29, 2020).#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file with the SEC on July 29, 2020).

10.1	Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 Healthventures LLC and Ankura Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file with the SEC on July 29, 2020).#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Corbus Pharmaceuticals Holdings, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 9, 2020	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

-43-