Form 10-K
period 2020-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2021-03-15
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $664,542,879, based on the closing price of the registrant’s common stock on June 30, 2020.

As of March 8, 2021, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 124,936,542.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our history of operating losses;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our ability to internally develop new product candidates, intellectual property, and other product candidates we may acquire and/or license;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	the potential impact of the COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

All references in this report to “Corbus,” the “Company,” “we,” “us,” or “our” mean Corbus Pharmaceuticals Holdings, Inc. and its subsidiaries unless we state otherwise, or the context otherwise indicates.

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics that target the endocannabinoid system in the fields of autoimmunity, fibrosis, and cancer. We are developing a diverse pipeline of drug candidates across several distinct programs, including small molecules as well as biologics, while also evaluating potential external candidates complimentary to our existing programs.

Our pipeline includes the following programs:

1.	Lenabasum, a novel, synthetic, oral, cannabinoid receptor type 2 (CB2) agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. Lenabasum is in clinical development for treatment of autoimmune diseases. We are currently evaluating lenabasum for safety and efficacy in a Phase 3 study in dermatomyositis, as well as a Phase 2 study in systemic lupus erythematosus (“SLE”).

2.	Peripherally-restricted cannabinoid receptor type 1 (CB1) inverse agonists designed to normalize metabolic abnormalities or limit inflammation and fibrosis. We are currently evaluating these compounds in pre-clinical studies for the treatment of metabolic disorders and for fibrotic disorders. We are evaluating certain compounds as potential candidates for further clinical development.

3.	Novel CB2 agonists designed to limit cancer cell growth directly and reduce the fibrosis and immunosuppression in the tumor microenvironment that are associated with tumor growth, metastasis, and resistance to treatment with drugs such as checkpoint inhibitors. We are currently evaluating these compounds in pre-clinical studies for the treatment of cancer, in combination with other cancer therapies such as checkpoint inhibitors. We are evaluating certain compounds as potential candidates for further clinical development.

Our Pipeline

Lenabasum for the Treatment of Autoimmune Diseases

Lenabasum selectively binds to CB2, which is preferentially expressed on activated immune cells, fibroblasts and other cell types, including muscle and bone cells. Lenabasum reduces inflammation and limits fibrosis, without immunosuppression. Lenabasum inhibits production of inflammatory cytokines and eicosanoids, and stimulates the production of mediators (Specialized Pro-resolving Lipid Mediators) that resolve inflammation. It inhibits transformation of fibroblasts into myofibroblasts and production of fibrotic growth factors and collagen. These biologic effects have been demonstrated in cells, animal models, and humans.

The U.S. Food and Drug Administration, or FDA, granted lenabasum Orphan Drug Designation as well as Fast Track Status for systemic sclerosis and cystic fibrosis, and Orphan Drug Designation for dermatomyositis. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for systemic sclerosis, cystic fibrosis, and dermatomyositis.

In 2020, we announced that lenabasum did not meet the primary endpoints in our RESOLVE-1 Phase 3 study of lenabasum for the treatment of systemic sclerosis (the “RESOLVE-1 Study”) or our Phase 2b study of lenabasum for the treatment of cystic fibrosis. Currently, no patients with systemic sclerosis or cystic fibrosis are being treated with lenabasum. We are preparing the data from our RESOLVE-1 Study for publication and will decide on the next steps in the development process for systemic sclerosis pending the outcome of our Phase 3 study of lenabasum for the treatment of dermatomyositis (the “DETERMINE Study”). We are preparing the data from our Phase 2b study of lenabasum for the treatment of cystic fibrosis for publication, but currently we do not have plans for additional clinical studies in cystic fibrosis.

In December 2018, we initiated the DETERMINE Study, our Phase 3 double-blind placebo-controlled multi-center international clinical study. The DETERMINE Study is fully enrolled with 176 patients. In January, 2021, we submitted a protocol amendment to the FDA to shorten the duration of the DETERMINE Study from 52 weeks to 28 weeks. Subjects in the DETERMINE Study are randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome, which will be measured at week 28, is the American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score, which is a weighted composite measure of improvement from baseline in six endpoints, including Physician Global Assessment of Disease Activity, Physician Global Assessment of Extramuscular Disease Activity, Patient Global Assessment of Disease Activity, Health Assessment Questionnaire (patient-reported disability), Manual Muscle Testing, and muscle enzymes. Change from Baseline in the Cutaneous Dermatomyositis Activity and Severity Index activity (CDASI) score is one of several secondary efficacy outcomes in the Phase 3 study. All subjects in the DETERMINE study have completed their week 28 visit, and some need to complete a 28-day safety follow-up visit off study drug, with topline data expected in the second quarter of 2021.

The design of our DETERMINE Study was based on positive data from our 16-week, Phase 2 double-blind, placebo-controlled single center study of safety and efficacy of lenabasum in patients with refractory dermatomyositis skin disease and no more than minimal active muscle involvement at baseline. Our Phase 2 study was completed in October 2017 and showed improvement in skin disease with lenabasum treatment. All subjects remained on their background standard-of-care therapy, which, for a majority of patients, included immunosuppressive therapies, throughout the study. Lenabasum treatment was also associated with numerically better improvements in multiple secondary efficacy outcomes, compared to placebo. Lenabasum was safely administered in this study, with no severe or serious adverse effects. Lenabasum was well-tolerated, with no subjects discontinuing treatment because of an adverse effect related to lenabasum.

In our Phase 2 study of lenabasum for the treatment of dermatomyositis, the mean improvement (reduction) in the primary efficacy outcome, the CDASI score, was 9.3 points for lenabasum treatment versus a reduction of 3.7 points for placebo treatment (p = 0.04, 2-sided MMRM) at Week 16.

Phase 2 Dermatomyositis Study*

*Data on file.

Our double-blind, randomized, placebo-controlled Phase 2 study of lenabasum in systemic lupus erythematosus (funded by the National Institutes of Health) is underway. The study is expected to dose 100 subjects at 15 sites. Enrollment is expected to be completed in the second fiscal quarter of 2021, and topline results are expected in the second half of 2021.

Lenabasum has demonstrated acceptable safety and tolerability profiles in clinical studies to date.

CB1 Inverse Agonists for the Treatment of Metabolic and Fibrotic Diseases

CB1 is a receptor that is highly expressed in the nervous system and is also expressed in multiple cell lines outside the nervous system. A CB1 agonist is a compound that initiates a pharmacologic response when it binds to CB1. Both CB1 antagonists and CB1 inverse agonists bind to, or block, CB1 and will reduce pharmacologic effects of CB1 agonists. A CB1 inverse agonist binds CB1 but also induces a pharmacological response opposite to a CB1 agonist. Testing of CB1 antagonists and CB1 inverse agonists in animal studies has shown improvement in models of metabolic diseases, including diet-induced obesity, diabetes, diabetic nephropathy, diabetic retinopathy, metabolic syndrome, non-alcoholic steatohepatitis, fibrotic diseases including (lung, cardiac, renal disease, and liver fibrosis), and other diseases including ascites, cognitive defects, Prader-Willi syndrome, and smoking cessation.

In the nervous system, CB1 regulates neurotransmission. Despite the positive results observed in animal studies of CB1 antagonists and CB1 inverse agonists for the treatment of certain diseases, treatment with a particular CB1 inverse agonist, rimonabant (brand name, Acomplia), has also been associated with increased risk of anxiety, depression, and suicidality in humans that led in October 2008 to the withdrawal of rimonabant from the European market, where it had been approved for treatment of obesity.

Importantly, data shows that the metabolic effects of blocking CB1 are mediated by CB1 in the periphery, not the central nervous system. This has led to efforts to develop drugs that block CB1 only outside the central nervous system, to avoid adverse central nervous system effects seen with rimonabant when treating metabolic diseases. When considering treatment of metabolic diseases, CB1 is known to have reciprocal functional activities with the incretins glucose-dependent insulinotropic polypeptide, or GIP, and glucagon-like peptide-1, or GLP-1. This is of importance because recent data show that GIP/GLP-1 receptor agonists semaglutide and tirzepatide reduce obesity and blood sugar in humans. In animal studies, GIP/GLP-1 receptor agonists are reported to have greater metabolic effects when used in combination with CB1 inhibitors than when used as monotherapies. Beneficial effects of the combination of GIP/GLP-1 receptor agonists and CB1 inhibitors have been observed on body weight, fat mass, insulin action, dyslipidemia, and hepatic steatosis in obese diabetic mice.

We have an exclusive worldwide license to develop, manufacture and market drug candidates from more than 600 compounds that have been developed primarily to serve as CB1 inverse agonists with limited blood-brain-barrier penetration, to lessen risks of CB1-mediated central nervous system adverse effects.

We have identified and are conducting pre-clinical studies of several CB1 inverse agonists that have shown low exposure in the brain compared to the plasma. As shown below, the area under the curve exposure in the brain is less than 5-10% of that in the plasma for some of our compounds in murine studies.

Novel CB1 Inverse Agonists Have Low Plasma: Brain Ratios*

*Data on file.

Some of these compounds have shown metabolic effects in a diet-induced obesity (DIO) murine model, preventing weight gain, or inducing weight loss and improving glucose tolerance. In the experiment shown below, mice received a high fat diet for 16 weeks to induce obesity and glucose intolerance, then continued to receive high fat diet while receiving oral compounds for 4 weeks. Treatment with CRB cmpd C gave dose dependent decreases in body weight that were similar to the positive control rimonabant. At the same doses, but lower exposures, cmpd D appeared to prevent the body weight gains associated with vehicle, though the differences were not statistically significant. However, CRB cmpd D gave exposures that were ~7-12 fold lower than exposures for the same dose of CRB cmpd C, so results for CRB cmpds C and D should not be compared directly. CRB cmpd D (5 mg/kg and 10 mg/kg) significantly reduced blood glucose levels at 15 minutes and 30 minutes post glucose challenge indicating improvement in glucose tolerance. Note that 1 hour after the last study dose, the brain-plasma ratio for CRB cmpd C was 0.04 (5 mg/kg) and 0.02 (10 mg/kg) and for CRB cmpd D was 0.04 for both doses.

Novel CB1 Inverse Agonists Prevent Weight Gain or Induce Weight Loss in a Diet-Induced Obesity Model*

Diet-Induced Obesity Treatment Results: Mouse body weight change induced by study controls Pioglitazone and rimonabant compared to CRB Compounds (cmpd) C and D. Data are means of n = 10 animals per time point. Day 0 = start of investigational compound dosing.

* Data on file. Presented at New York Academy of Sciences Webinar on January 27, 2021.

Novel CB1 Inverse Agonists Improve Glucose Tolerance in a Diet-Induced Obesity Model*

Glucose Tolerance Test: Oral glucose challenge was performed on Day 25. Data are means of n = 5/group. *p < 0.05.

* Data on file. Presented at New York Academy of Sciences Webinar on January 27, 2021.

Some of the CB1 inverse agonist compounds we are evaluating have demonstrated anti-inflammatory and anti-fibrotic effects, as well as the inhibition of inflammatory cytokine production and the fibroblast to myofibroblast transition in pre-clinical studies.

For some of the CB1 inverse agonists, we will further evaluate drug exposure and CB1 occupancy in the brain, relative to the periphery, following chronic dosing in several animal species including non-human primates. We have planned other pre-clinical studies to fully characterize effects of these compounds in animal models of metabolic diseases and fibrosis. We also plan to test metabolic effects of our CB1 inverse agonists in combination with GLP-1 receptor agonists in animal models.

We believe that CB1 inverse agonists with limited CB1 receptor occupancy in the brain may potentially be a safe and effective treatment for metabolic, fibrotic and other diseases. We intend to begin IND-enabling studies with a CB1 inverse agonist (yet to be selected) in 2021 and begin Phase 1 testing in 2022.

Novel CB2 agonists for treatment of cancer

The role of the endocannabinoid system in cancer has been widely researched and is a focus of current oncology research. Unregulated expression of cannabinoid receptors and the elevated levels of endocannabinoids have been observed in a variety of cancer cells (skin, prostate, and colon cancer, hepato- cellular carcinoma, endometrial sarcoma, glioblastoma multiforme, meningioma and pituitary adenoma, Hodgkin lymphoma, chemically induced hepatocarcinoma, mantel cell lymphoma). For example, CB2 expression in breast cancer biopsies correlates with negative clinical outcomes.

Pre-clinical studies of CB2 agonists in tumor models in vitro and in vivo have shown positive data, with a decrease in tumor growth and progression observed. Similarly, plant-derived cannabinoids such as tetrahydrocannabinol and cannabidiol have shown activity in pre-clinical models of cancer. Several pathways downstream from CB2 have been proposed to mediate possible anti-cancer activities of CB2 agonists, as shown in the figure below.

Proposed CB2 Pathways for Anti-Cancer Activities*

*Pisanti S, Picardi P, D'Alessandro A, Laezza C, Bifulco M. The endocannabinoid signaling system in cancer. Trends Pharmacol Sci. 2013 May;34(5):273-82. doi: 10.1016/j.tips.2013.03.003. Epub 2013 Apr 17. PMID: 23602129.

We have several novel CB2 agonists (which also function as CB1 agonists) that have reduced proliferation of some human tumor cell lines in vitro (some Her2+ breast cancer, estrogen receptor+ breast cancer, triple negative breast cancer, lymphoma, non-small cell lung cancer, and glioblastoma cell lines) in our pre-clinical studies. A time-dependent reduction in phosphorylation of Her2 on Her2+ HCC1954 breast cancer cells in vivo has been observed as shown in the first panel in the figure below. In this experiment, HCC1954 Her2+ breast cancer cells were cultured with vehicle (DMSO) or CRB cmpd DD for different times. Densitometric analysis of the relative expression of the phosphorylated Her2 vs. total Her2 protein was determined. CRB cmpd DD suppressed Her2 phosphorylation in vitro in HCC1954 cells.

We have conducted pre-clinical studies with our CB2 agonists that have shown a reduction in tumor volume of human Her2+ breast cancer cell HCC1954 (shown in the second panel in the figure below) and a triple negative breast cancer in xenograft murine models. In the experiment shown below, female Balb/c nude mice (n = 10/group) were injected in the flank with HCC1954 Her2+ breast cancer cells. Pharmacological treatments for 21 days with vehicle or CRB cmpd DD were started when tumors reached 90-180 mm3,with BKM-129 serving as a concurrent positive control. Tumor dimensions were measured using a caliper and used to calculate tumor volume.

A CB2 Agonist Inhibits Her2 Phosphorylation in vitro in a Cancer Cell Line and in vivo in a Her2+ Tumor Cell Growth in a Xenograft Model

* Data on file. Presented at New York Academy of Sciences Webinar on January 27, 2021.

We are conducting and plan to commence additional pre-clinical studies to define the range of anti-cancer effects of our CB2 agonist compounds and the underlying pathways for these effects. We also plan to test efficacy of these compounds as monotherapy and in combination with other anti-cancer agents such as checkpoint inhibitors, in animal models. We believe that it will be important to demonstrate that these compounds add to the efficacy seen with checkpoint inhibitors alone in animal models before moving these compounds into clinical development. We intend to begin IND-enabling studies with a CB2 inverse agonist (yet to be selected) in 2021 and begin Phase 1 testing in 2022.

Lenabasum Market Opportunity and Developed Competitive Landscape

Dermatomyositis

Dermatomyositis is a serious and rare autoimmune idiopathic inflammatory myopathy with characteristic cutaneous findings. About 80,000 individuals in the U.S., Europe and Japan suffer from dermatomyositis. Dermatomyositis usually strikes adults, with common age of onset in adults between 50-60 years of age.

This systemic disorder most frequently affects the skin and muscles, and dermatomyositis can also include interstitial lung disease/restrictive lung disease, arthritis, gastrointestinal and cardiac involvement. Inflammatory muscle disease associated with dermatomyositis can cause discomfort and significant weakness of the proximal muscles of the arms and legs and of the trunk. Dermatomyositis can include damaging inflammation elsewhere in the body, for example: lung inflammation that leads to lung fibrosis and restrictive lung disease; heart inflammation that causes arrhythmia, congestive heart failure, and pericarditis; inflammation of muscles in the esophagus that causes swallowing problems or aspiration pneumonia; and arthritis. Dermatomyositis patients may have active skin disease despite successful treatment of their muscle and/or lung disease. The skin findings in dermatomyositis can be disfiguring and are inflammatory rashes characterized by redness and itching in exposed areas of the skin, around the eyes, on the hands, and in a “shawl” distribution on the scalp, hands, upper back, and photo-exposed areas. Patients with dermatomyositis have an increased risk of malignancy, most commonly in older patients. By itself, skin involvement in dermatomyositis has a large negative impact on quality of life, comparable to that of cutaneous lupus erythematosus, and much higher than many dermatologic diseases.

Typically, people with dermatomyositis are prescribed immunosuppressive therapies. These therapies may be associated with significant side effects, such as serious infections. FDA-approved treatments for dermatomyositis include systemic corticosteroids and adrenocorticotropic hormone analogue. Additionally, a Phase 3 study of Octagam® 10% in dermatomyositis (NCT02728752) was reported in 2020 to achieve its primary endpoint.

We believe that a safe and effective drug that controls inflammation in the skin, muscles, and other organs and improves overall disease would address a significant unmet medical need in dermatomyositis, particularly a non-immunosuppressive drug like lenabasum.

Systemic Lupus Erythematosus

Systemic lupus erythematosus (SLE) is a prototypical autoimmune disease with a wide array of clinical manifestations, including arthritis, rash, photosensitivity, oral ulcers, pleuritis, pericarditis, kidney problems, seizures and psychosis and blood cell abnormalities. About 550,000 individuals in the U.S., Europe and Japan suffer from SLE. The musculoskeletal system is the most commonly involved system in SLE. Patients with SLE have an increased frequency of related autoimmune problems, such as Sjogren’s syndrome and antiphospholipid syndrome that require additional treatments. Systemic lupus erythematosus may occur with other autoimmune conditions, such as thyroiditis, hemolytic anemia, and idiopathic thrombocytopenia purpura.

The pathology of SLE involves chronic activation of the innate immune system by immune complexes, with activation of the complement cascade, increased production of type 1 interferons and other mediators of inflammation, generation of specific immunity against self-antigens, and resultant tissue inflammation and damage.

Medicines specifically approved by the FDA for treatment of SLE are aspirin, hydroxychloroquine, corticosteroids (for example, prednisone), the corticotropin injection Acthar® and the immunosuppressive drug Benlysta®. Other drugs that are not specifically FDA approved for SLE may be prescribed by physicians, including methotrexate, mycophenolate, azathioprine, and cyclophosphamide. These treatments may be associated with significant side effects, such as serious infections.

We believe that a safe and effective drug that controls inflammation in the joints and skin as well as improves overall disease activity will address a significant unmet medical need in SLE, particularly a non-immunosuppressive drug like lenabasum.

Sales and Marketing for Lenabasum

We are developing our commercial capabilities in anticipation of potential FDA approval for lenabasum. Our intent is to commercialize lenabasum ourselves in the United States with a targeted customer-facing organization to call on treating specialists and payers. In Europe we are evaluating potential partnerships for the commercialization of lenabasum as well as considering the option of commercializing ourselves. In Japan we granted exclusive license rights to Kaken Pharmaceutical Co., Ltd., or Kaken, for the commercialization of lenabasum for the treatment of systemic sclerosis and dermatomyositis.

CB1 Inverse Agonist Market Opportunity

There has been clinical interest in CB1 inverse agonists and antagonists for their potential applications in fibrosis, and metabolic disorders such as obesity. In obesity, rimonabant (brand name Acomplia), a CB1 inverse agonist, received marketing authorization in Europe in 2006 prior to its subsequent withdrawal in 2008 due to safety concerns. In fibrosis, there are two companies with pre-clinical stage CB1 inverse agonist programs. Goldfinch Bio has a preclinical program in diabetic nephropathy. Inversago has preclinical programs in diabetic nephropathy, non-alcoholic steatohepatitis, and Prader-Willi syndrome.

We believe there is continued interest in the potential benefits of reducing obesity in diabetic and other at-risk populations. Recent data from two large clinical studies have demonstrated significant effects of GLP-1 agonists on weight loss in a diabetic population. As of 2019, the market size for GLP-1 agonists was estimated at over $10 billion and expected to grow based on a 2016 estimate of approximately 1.9 billion adults worldwide who are overweight and at increased risk of developing diabetes.We believe a CB1 inverse agonist that avoids the potential central nervous system adverse effects associated with Acomplia could have potential clinical utility in helping treat metabolic disorders.

Market Opportunity for CB2 Agonists That Add Benefit to Immune Checkpoint Inhibitors

The emergence of immune checkpoint inhibitors, or ICIs has transformed the treatment paradigm for multiple cancers. The ICI market reached $24 billion worldwide in 2019 and is projected to grow to more than $50 billion by 2026. However, as of 2019, it is estimated that as few as 44% of patients are eligible to receive and only 12.5% of all patients respond to an ICI. Even for patients who achieve a response, disease progression often occurs due to resistance mechanisms. Therefore, therapies that combine with checkpoint inhibitors to improve outcomes, for example by altering the tumor microenvironment to reduce immunosuppression or fibrosis, may offer an attractive commercial opportunity. We are currently planning to conduct pre-clinical studies of certain of our CB2 agonist compounds with ICIs for the treatment of certain cancer indications.

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

On December 18, 2018, USPTO issued U.S. Patent No. 10,154,986 to the Company with claims covering pharmaceutical compositions of lenabasum. The patent provides exclusivity in the U.S. for these lenabasum compositions to February 12, 2034.

On October 3, 2018, the USPTO issued U.S. Patent No. 10,085,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of all fibrotic diseases, encompassing Corbus’ lead indications systemic sclerosis, cystic fibrosis and others. The patent provides exclusivity in the U.S. for this use of lenabasum to February 12, 2034.

On October 31, 2017, the USPTO issued U.S. Patent No. 9,801,849 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum, for the treatment of all inflammatory diseases. The patent provides exclusivity in the U.S. for this use of lenabasum to February 12, 2034.

On November 27, 2017, the USPTO issued U.S. Patent No. 9,820,964 to the Company with claims covering the use of pharmaceutical compositions comprising lenabasum for the treatment of all fibrotic diseases, encompassing the Company’s lead indications systemic sclerosis, cystic fibrosis and others. The patent provides intellectual property protection in the United States for this use of lenabasum to February 12, 2034.

On September 20, 2018, we entered into an exclusive license agreement with Jenrin Discovery, LLC which provides us with an exclusive worldwide license to develop and market cannabinoid compounds covered by the Jenrin issued patents and patent applications that cover the composition and method of use of selective cannabinoid receptor modulators. The Jenrin intellectual property portfolio includes sixteen granted United States patents, one pending United States application and twenty-two granted or pending foreign patents and applications. This portfolio includes U.S. Patent No. 8,680,131, which granted with claims covering the cannabinoid receptor blocker CRB-4001 and methods of using the same for treating obesity related disorders, diabetes, various inflammatory disorders, various cardiometabolic disorders, various hepatic disorders, and/or various cancers. The licensed intellectual property portfolio provides intellectual property protection in the United States for CRB-4001 and these uses to July of 2033, not including any potential patent term extension.

Lenabasum has been granted Orphan Drug Designation for cystic fibrosis, dermatomyositis and systemic sclerosis in the U.S. and in the European Union and for systemic sclerosis in Japan. In addition, in systemic sclerosis and in cystic fibrosis, lenabasum has been granted a Fast Track Designation by the FDA. Orphan designation for lenabasum may be pursued for other inflammatory diseases in the U.S., Europe, and Japan. Orphan drug status provides seven years of market exclusivity in the U.S. and ten years in Europe and Japan beginning on the date of drug approval.

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

We also seek and will continue to seek trademark protection in the United States and outside of the United States where available and when appropriate. We use and intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Manufacturing and Supply for Lenabasum and Our Other Product Candidates

Lenabasum is a synthetic molecule and there are readily available supplies of all raw materials necessary for manufacturing lenabasum. We have developed and validated a good manufacturing practice, or GMP, to manufacture lenabasum’s active pharmaceutical ingredient and drug product through our contract manufacturers. Our existing active pharmaceutical ingredient contract manufacturer has produced multi-kilogram scale bulk batches under GMP for our on-going clinical studies and is under agreement to produce sufficient API required prior to submitting an NDA filing with the FDA. We do not own or operate manufacturing facilities for the production of lenabasum. We expect to depend on third-party suppliers and manufacturing organizations for all our pre-clinical and clinical trial quantities of raw materials and drug substance.

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

Development of Drugs in the United States

Lenabasum or other products that we may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, and drug stability as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. A drug’s sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

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

There is no assurance that the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered in our efforts to obtain FDA approvals. The FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance programs to monitor the safety of approved products that have been commercialized. Further, the FDA may place conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur.

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

● state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of lenabasum or in the completion of our current clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

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

Employees

We had 76 full-time employees at December 31, 2020. All our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Corporate Information

Corbus Pharmaceuticals, Inc. (formerly known as JB Therapeutics Inc.), was incorporated on April 24, 2009 under the laws of the State of Delaware. On April 11, 2014, JB Therapeutics, Inc. completed a merger with Corbus Pharmaceuticals Holdings, Inc. and changed its name to Corbus Pharmaceuticals, Inc. Upon the consummation of the merger, Corbus Pharmaceuticals, Inc. became a wholly-owned subsidiary of Corbus Pharmaceuticals Holdings, Inc. which continues to operate the business of Corbus Pharmaceuticals, Inc. Our principal executive offices are located at 500 River Ridge Drive, Norwood, Massachusetts 02062, and our telephone number is (617) 963-0100. Our website address is www.corbuspharma.com.

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

We are a clinical stage pharmaceutical company with a limited operating history. We must complete clinical studies and other development activity and receive regulatory approval of a New Drug Application, or NDA, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;
●	successfully manufacture our clinical products and establish commercial drug supply;
●	obtain Drug Enforcement Administration, or DEA, licenses necessary for the manufacturing of lenabasum and for evaluating lenabasum in our clinical trials;
●	successfully complete the preclinical and clinical trials necessary to obtain regulatory approval for the marketing of our drug candidates, including lenabasum and our cannabinoid drug candidates;
●	secure market exclusivity and/or adequate intellectual property protection for our drug candidates;
●	attract and retain an experienced management and advisory team;
●	secure acceptance of our drug candidates in the medical community and with third party payors and consumers;
●	launch commercial sales of our drug candidates, whether alone or in collaboration with others; and
●	raise sufficient funds in the capital markets to effectuate our business plan.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if we achieve profitability, be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates and we expect to incur significant expense to complete our preclinical and clinical program for our drug candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2020 and December 31, 2019 were approximately $111,269,000 and $71,454,000, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $304.1 million.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. As of December 31, 2020, we held cash and cash equivalents of approximately $85.4 million.

On January 26, 2018, we entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the Cystic Fibrosis Foundation, a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b clinical trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which we received $22.5 million to date. The remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the first half of 2021.

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

On July 28, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with our subsidiary, Corbus Pharmaceuticals, Inc., as borrower, us, as guarantor, each lender party thereto (the “Lenders”), K2 HealthVentures LLC (“K2HV”), an unrelated third party, as administrative agent for the Lenders, and Ankura Trust Company, LLC, an unrelated third party, as collateral agent for the Lenders, pursuant to which K2HV may provide us with term loans in an aggregate principal amount of up to a $50,000,000.

On August 7, 2020, we entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. We will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. We have also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of December 31, 2020 we have sold 15,546,151 shares of our common stock for gross proceeds to us totaling $21,404,000, less issuance costs incurred of approximately $642,000.

We expect the cash and cash equivalents of approximately $85.4 million at December 31, 2020, $58.9 million of proceeds raised from the August 2020 Sale Agreement from January 1, 2021 through March 15, 2021, and the remaining $2.5 million of proceeds that we expect to receive under the 2018 CFF Award before the end of the first half of 2021 to be sufficient to meet our operating and capital requirements into 2024, based on planned expenditures.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our near-term success is substantially dependent upon successful development of lenabasum, our first compound to enter clinical development, and our longer-term success is dependent upon successful development of other compounds in our pipeline or that we may acquire. If we are unable to generate revenues from lenabasum, or any other product candidates our ability to create stockholder value will be limited.

We do not generate revenues from any FDA approved drug products. Our current business currently depends heavily on the successful development, regulatory approval, and commercialization of lenabasum, which may never occur. Currently, our most advanced product candidate is lenabasum, for which we have completed a Phase 3 double-blind, placebo-controlled study in systemic sclerosis and a double-blind, placebo-controlled study Phase 2b study in cystic fibrosis, and have an ongoing double-blind, placebo-controlled study Phase 3 study in DM. The Phase 3 study in systemic sclerosis and Phase 2 study in cystic fibrosis did not meet their primary efficacy endpoints. There is no guarantee that our Phase 3 trial in DM will be successful or that, if positive, it would support FDA approval of a New Drug Application for lenabasum for treatment of DM.

We are currently conducting pre-clinical trials and testing for a number of CB1 inverse agonists and CB2 agonists. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval.

The coronavirus COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the outbreak around the world of the highly transmissible and pathogenic coronavirus, COVID-19. The outbreak of such communicable diseases, including COVID-19 and variants, could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The extent to which COVID-19 may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, including its variants, and the effectiveness of actions to contain and treat COVID-19, including the effectiveness of vaccines and the ability of governments and healthcare providers to administer vaccines quickly and effectively

To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Some of our business partners and manufacturing operations, including production of our commercial and clinical active pharmaceutical ingredient of lenabasum, are conducted internationally and may be impacted by the global spread of COVID-19. Although we have not experienced any material disruptions to these manufacturing operations or any material delays in shipping our commercial and clinical active pharmaceutical ingredient to our clinical trial sites to date, the continued impact resulting from the COVID-19 outbreak where we have operations, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture or ship materials or forcing temporary closure of facilities that we rely upon.

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

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

■	the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials, including the shortened duration of treatment in our DETERMINE phase 3 study of lenabasum for treatment of dermatomyositis from 52 weeks to 26 weeks;

■	we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidates;

■	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;

■	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

■	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

■	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

■	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

■	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

■	the FDA or comparable foreign regulatory authorities may decide that the clinical trial endpoints we have chosen, the statistical analysis plans that we use, or any other parameter that we rely on to show the safety and efficacy of our drugs, are not parameters that can be used to support approval of our products.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a drug candidate's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

In all cases, we must show that a drug candidate is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the United States and in other countries, since we are developing our drug candidates with the intention to, or could later decide to, commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing. In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for our drug candidates. For example, our trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics, including demographic factors and health status.

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

At present, we have a team of three employees in the commercial organization in order to commercialize products that are approved for commercial sales in the United States. We must either collaborate with third parties that have such commercial infrastructure or continue to develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our drug candidates, which would adversely affect our business, operating results and financial condition.

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

In the United States, our lead product candidate, lenabasum, is currently classified as a Schedule I controlled substance as defined in the Controlled Substance Act, or CSA. This designation is mainly based on lenabasum’s chemical structure (it is a synthetic compound that is structurally related to the non-psychoactive terminal metabolite of tetrahydrocannabinol).

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

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

■	the FDA failing to grant permission to proceed and placing the clinical study on hold;

■	subjects failing to enroll or remain in our trials at the rate we expect;

■	a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product in the manufacturing process;

■	any changes to our manufacturing process that may be necessary or desired;

■	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;

■	subjects experiencing severe or unexpected drug-related adverse effects;

■	reports of similar technologies and products raising safety and/or efficacy concerns;

■	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGCP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

■	inspections of clinical study sites by the FDA or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

■	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

■	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

■	deviations of the clinical sites from trial protocols or dropping out of a trial;

■	adding new clinical trial sites;

■	the inability of the CRO to execute any clinical trials for any reason;

■	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and

■	delays related to the impacts of COVID-19, including slowdowns in enrollment or our ability complete our clinical trials on our expected timeline.

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

We are a party to a license agreement with Jenrin pursuant to which we licensed the exclusive worldwide rights to develop, manufacture and market drug candidates from Jenrin. This agreement is important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover and potential cannabinoid developmental candidates. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

As of December 31, 2020, we had 76 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Barbara White, our Chief Medical Officer, Craig Millian, our Chief Commercial Officer, and Sean Moran, our Chief Financial Officer would adversely impact our business prospects.

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

Risks Related to our Common Stock

We will be unable to issue additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.

We have 150,000,000 authorized shares of common stock. As of March 15, 2021, we have 125,033,006 shares of common stock outstanding and 23,370,094 shares of common stock reserved for future issuance related to stock options and warrants. As a result, as of March 15, 2021, we have approximately 90,694 shares of authorized shares of common stock available for future issuance. We will be limited by the number of additional shares available for future capital raising transactions or business development transactions unless we obtain stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock. We plan to solicit the approval of our stockholders to amend our certificate of incorporation to increase the number of authorized shares of common stock, but we cannot be certain that our stockholders will approve the amendment. A delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation could cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

Our affiliates may control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, and five percent stockholders collectively owned approximately 20.2% of our outstanding shares of common stock as of December 31, 2020. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An active, liquid trading market for our common stock may not be sustained.

Presently, our common stock is traded on the Nasdaq Global Market, or Nasdaq, and an investment in our company may require a long-term commitment, with no certainty of return. If we are unable to maintain an active, liquid active trading market:

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

As of December 31, 2020, we had outstanding options to purchase an aggregate of 14,289,643 shares of our common stock at a weighted average exercise price of $5.15 per share and warrants to purchase an aggregate of 1,506,206 shares of our common stock at a weighted average exercise price of $9.46 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

We do not expect that our disclosure controls or internal control over financial reporting will prevent or detect all error or all fraud. We may in the future discover weaknesses in our system of internal control over financial reporting that could result in a material misstatement of our financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify one or more material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

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

If we identify a material weakness, our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses for tax years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused net operating losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, as a result of our merger in April 2014 with Corbus Pharmaceuticals, Inc., our wholly-owned subsidiary, our ability to utilize our federal net operating loss, carryforwards and federal tax credit prior to that date may be limited under Sections 382 of the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, the Tax Act, made significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); and, subject to certain changes in tax law made by the CARES Act as discussed above, limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks generated in tax years ending after December 31, 2017; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation. In addition, the CARES Act included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consisted of 63,256 square feet of leased office space at December 31. 2020. The lease term for this office space ends on November 30, 2026.

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

As of March 8, 2021, there are approximately 85 record holders of shares of our common stock.

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

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics that target the endocannabinoid system in the fields of autoimmunity, fibrosis, and cancer. We are developing a diverse pipeline of drug candidates across several distinct programs, including small molecules as well as biologics, as well as evaluating potential external candidates complimentary to our existing programs.

Our pipeline includes the following programs:

1.	Lenabasum, a novel, synthetic, oral, CB2 agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. Lenabasum is in clinical development for treatment of autoimmune diseases. We are currently evaluating lenabasum for safety and efficacy in a Phase 3 study in dermatomyositis, as well as a Phase 2 study in SLE”.

2.	Peripherally-restricted CB1 inverse agonists that are designed to normalize metabolic abnormalities or limit inflammation and fibrosis. We are currently evaluating these compounds in pre-clinical studies for the treatment of metabolic disorders and for fibrotic disorders. We are evaluating certain compounds as potential candidates for further clinical development.

3.	Novel CB2 agonists that are designed to limit cancer cell growth directly and reduce the fibrosis and immunosuppression in the tumor microenvironment that are associated with tumor growth, metastasis, and resistance to treatment with drugs such as checkpoint inhibitors. We are currently evaluating these compounds in pre-clinical studies for the treatment of cancer, in combination with other cancer therapies such as checkpoint inhibitors. We are evaluating certain compounds as potential candidates for further clinical development.

Lenabasum selectively binds to CB2, which is preferentially expressed on activated immune cells, fibroblasts and other cell types, including muscle and bone cells. Lenabasum reduces inflammation and limits fibrosis, without immunosuppression. Lenabasum inhibits production of inflammatory cytokines and eicosanoids and stimulates the production of mediators (Specialized Pro-resolving Lipid Mediators) that resolve inflammation. It inhibits transformation of fibroblasts into myofibroblasts and production of fibrotic growth factors and collagen. These biologic effects have been demonstrated in cells, animal models, and humans.

The U.S. Food and Drug Administration, or FDA, has granted lenabasum Orphan Drug Designation as well as Fast Track Status for systemic sclerosis and cystic fibrosis, and Orphan Drug Designation for dermatomyositis. The European Medicines Authority, or EMA, has granted lenabasum Orphan Drug Designation for systemic sclerosis, cystic fibrosis, and dermatomyositis.

In 2020, we announced that lenabasum did not meet the primary endpoints in our RESOLVE-1 Phase 3 study of lenabasum for the treatment of systemic sclerosis or our Phase 2b study of lenabasum for the treatment of cystic fibrosis. Currently, no patients with systemic sclerosis or cystic fibrosis are being treated with lenabasum. We are preparing the data from our RESOLVE-1 Study for publication and will decide on the next steps in the development process for systemic sclerosis pending the outcome of our Phase 3 study of lenabasum for the treatment of dermatomyositis (the “DETERMINE Study”). We are preparing the data from our Phase 2b study of lenabasum for the treatment of cystic fibrosis for publication, but currently we do not have plans for additional clinical studies in cystic fibrosis.

In December 2018, we initiated the DETERMINE Study, our Phase 3 double-blind placebo-controlled multi-center international clinical study. The DETERMINE Study is fully enrolled with 176 patients. In January, 2021, we submitted a protocol amendment to the FDA to shorten the duration of the DETERMINE Study from 52 weeks to 28 weeks. Subjects in the DETERMINE Study are randomized to receive lenabasum 20 mg twice per day, lenabasum 5 mg twice per day, or placebo twice per day in a 2:1:2 ratio. The primary efficacy outcome, which will be measured at week 28, is the American College of Rheumatology/European League Against Rheumatism 2016 Total Improvement Score, which is a weighted composite measure of improvement from baseline in six endpoints, including Physician Global Assessment of Disease Activity, Physician Global Assessment of Extramuscular Disease Activity, Patient Global Assessment of Disease Activity, Health Assessment Questionnaire (patient-reported disability), Manual Muscle Testing, and muscle enzymes. Change from Baseline in the Cutaneous Dermatomyositis Activity and Severity index activity (CDASI) score is one of several secondary efficacy outcomes in the Phase 3 study. Last subject, last dose in the placebo-controlled part of the DETERMINE Study has been completed in the first fiscal quarter of 2021, with topline data expected in the second fiscal quarter of 2021.

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

In September 2018, pursuant to a license agreement (the ‘Jenrin Agreement”) with Jenrin Discovery LLC (“Jenrin”) we acquired an exclusive worldwide license to develop, manufacture and market drug candidates from more than 600 compounds targeting the endocannabinoid system. The portfolio of compounds includes cannabinoid candidates targeting liver, lung, heart and kidney fibrotic diseases.

On January 3, 2019, we entered into a strategic collaboration with Kaken Pharmaceutical Co., Ltd. (“Kaken”) for the development and commercialization in Japan of our investigational drug lenabasum for the treatment of systemic sclerosis and dermatomyositis. Under the terms of the agreement, Kaken receives an exclusive license to commercialize and market lenabasum in Japan for systemic sclerosis and dermatomyositis. In March 2019, Kaken made an upfront payment to us of $27 million. We are also eligible to receive up to $173 million upon achievement of certain regulatory, development and sales milestones as well as double- digit royalties from Kaken.

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

On April 7, 2020, we entered into an Open Market Sale AgreementSM (“April 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as our sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. As of December 31, 2020 we sold 10,539,374 shares of our common stock under the April 2020 Sale Agreement for gross proceeds to us totaling $75,000,000, less issuance costs incurred of approximately $2,250,000.

On July 28, 2020, we entered into the Loan Agreement with our subsidiary, Corbus Pharmaceuticals, Inc., as borrower, us, as guarantor, each lender party thereto (the “Lenders”), K2 HealthVentures LLC (“K2HV”), an unrelated third party, as administrative agent for the Lenders, and Ankura Trust Company, LLC, an unrelated third party, as collateral agent for the Lenders, pursuant to which K2HV may provide us with term loans in an aggregate principal amount of up to a $50,000,000.

On August 7, 2020, we entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we are authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of December 31, 2020 we have sold 15,546,151 shares of our common stock under the August 2020 Sale Agreement for gross proceeds totaling $21,404,000, less issuance costs incurred of approximately $642,000.

We expect the cash and cash equivalents of approximately $85.4 million at December 31, 2020, $58.9 million of proceeds raised from the August 2020 Sale Agreement from January 1, 2021 through March 15, 2021, and the remaining $2.5 million of proceeds that we expect to receive under the 2018 CFF Award before the end of the first half of 2021 to be sufficient to meet our operating and capital requirements into 2024, based on planned expenditures.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and at December 31, 2020, we had an accumulated deficit of approximately $304.1 million. Our net losses for the years ended December 31, 2020 and 2019 were approximately $111,269,000 and $71,454,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to decline in 2021 due to the completion of our clinical studies in systemic sclerosis and cystic fibrosis in 2020 and dermatomyositis in 2021. While we expect expenses to decline in 2021, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

●	conduct preclinical and clinical trials for our product candidates in DM, systemic lupus erythematosus and other indications;

●	continue our research and development efforts; and

●	manufacture clinical study materials.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenue from awards for the years ended December 31, 2020 and 2019 was approximately $3,937,000 and $9,144,000, respectively, and pertains only to the 2018 CFF Award. No revenue from licenses was recognized for the year ended December 31, 2020. Revenue from licenses for the year ended December 31, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

We will assess any new agreements we enter into under GAAP, including whether such agreements fall under the scope of such standard. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under GAAP, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The five-step model is applied to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately three-year period expected to be completed in the first half of 2021. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We recognized approximately $3,937,000 and $9,144,000 of revenue from awards in the years ended December 31, 2020 and 2019, respectively.

Amounts recognized in revenue from awards for the years ended December 31, 2020 and 2019 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018, $6.25 million in the second quarter of 2018, $5.0 million in the second quarter of 2019, and $5.0 million in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2.5 million remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the first half of 2021.

Additionally, no revenue from licenses was recognized for the year ended December 31, 2020. Revenue from licenses for the year ended December 31, 2019 included the recognition of the $27,000,000 upfront payment received from Kaken in March 2019 for which we satisfied the combined performance obligation by June 30, 2019, upon which we recognized the $27,000,000 as revenue in the second quarter of 2019.

Research and Development

Research and development expenses are incurred for the development of lenabasum and other cannabinoid compounds and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing drug product for clinical trials and conducting clinical trials. These costs are expected to decrease in 2021 as our RESOLVE-1 Study and our Phase 2b Study of lenabasum for the treatment of cystic fibrosis have completed. The reduction in workforce announced in October 2020 will also contribute to reduction of future operating expenses.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We estimate volatility by analyzing the volatility of the trading price of our common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Risk free interest rate	0.59%	2.33%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	83.56%	86.98%
Estimated forfeiture rate	6.02%	4.85%

Results of Operations

Comparison of Year Ended 2020 to 2019

Revenue from Awards and Licenses. We have recognized approximately $3,937,000 and $36,144,000 of revenue from awards and licenses in the years ended December 31, 2020 and 2019, respectively.

Revenue from awards for the years ended December 31, 2020 and 2019 was approximately $3,937,000 and $9,144,000, respectively, recognized in accordance with ASC 606 and pertains only to the 2018 CFF Award. We received an aggregate of $12,500,000 during the year ended December 31, 2018 and an additional $5,000,000 during the year ended December 31, 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the first half of 2021.

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

Research and Development. Research and development expenses for the year ended December 31, 2020 totaled approximately $98,267,000, an increase of $8,662,000 over the $89,605,000 recorded for the year ended December 31, 2019. The increase in fiscal 2020 as compared to fiscal 2019 was primarily attributable to increases of approximately $3,561,000 in clinical trial costs and $5,638,000 in compensation costs. These increases were partially offset by an approximate $537,000 decrease in stock-based compensation expense.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 44% and 46% of research and development expenses recorded for the year ended December 31, 2020 and December 31, 2019 respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the year ended December 31, 2020 totaled approximately $28,480,000, an increase of $4,837,000 over the $23,643,000 recorded for the year ended December 31, 2019. The increase in fiscal 2020 as compared to fiscal 2019 was primarily attributable to increases of approximately $3,119,000 in compensation costs, $1,014,000 stock-based compensation, $473,000 in insurance costs, and $376,000 in temporary help and recruiting costs.

Other Income, Net. Other income, net for 2020 was approximately $11,541,000 as compared to approximately $5,651,000 recorded for 2019. The increase of $5,890,000 in 2020 as compared to 2019 was primarily attributable to approximately $9,574,000 increase in cash paid to us in 2020 from taxing authorities for refundable research and development tax credits that were earned on certain research and development expenses we incurred primarily outside of the United States, offset by $251,000 related to the derivative liability valuation associated with the Loan Agreement with K2HV and $850,000 related to a return of a state of Massachusetts research and development tax credit. In prior year we received approximately $472,000 for a refundable research and development tax credit and in 2020 approximately $378,000 became due back to the state of Massachusetts. The net increase was also offset by a $2,256,000 decrease to interest income. This was the result of approximately $1,100,000 lower interest income on excess cash and cash equivalents and $1,127,000 higher interest expense in 2020 as a result of entering into K2HV security and loan agreement.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the SLE clinical trial has been or is expected to be funded by NIH grants, and our phase 2b cystic fibrosis trial was supported by the 2018 CFF Award. At December 31, 2020, our accumulated deficit since inception was approximately $304,093,000.

At December 31, 2020, we had total current assets of approximately $92,075,000 and current liabilities of approximately $31,898,000 resulting in working capital of approximately $60,177,000. Of our total cash and cash equivalents of $85.4 million at December 31, 2020, $84.4 million was held within the United States.

Net cash used in operating activities for the year ended December 31, 2020 was approximately $99,686,000 which includes a net loss of approximately $111,269,000, adjusted for non-cash expenses of approximately $14,789,000, principally related to stock-based compensation expense of $12,458,000, depreciation and amortization expense of $1,124,000 and operating lease right of use asset amortization of $570,000, and approximately $3,205,000 of cash used by net working capital items, principally related to the decrease in accounts payable.

Cash used in investing activities for the year ended December 31, 2020 totaled approximately $484,000, which was largely related to payments for furniture and fixtures utilized in the build out of our office space in 2019.

Cash provided by financing activities for the year ended December 31, 2020 totaled approximately $154,875,000.

On February 11, 2020, we consummated an underwritten public offering of shares of our common stock pursuant to which we sold an aggregate of 7,666,667 shares of our common stock at a purchase price of $6.00 per share with gross proceeds to us totaling $46,000,000, less estimated issuance costs incurred of approximately $3,147,000.

During the year ended December 31, 2020 we sold an aggregate of 26,085,525 shares of our common stock under the April 2020 Sale Agreement and August 2020 Sale Agreement for gross proceeds of approximately $96,404,000, less issuance costs incurred of approximately $2,892,000.

On July 28, 2020, we entered into the Loan Agreement with K2HV pursuant to which K2HV may provide us with term loans in an aggregate principal amount of up to a $50,000,000 and we received the first tranche for $20,000,000 at closing. The second tranche for $20,000,000 and the third tranche for $10,000,000 will be made available at our option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and we are obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share. At closing, we issued a Warrant to K2HV exercisable for 86,206 shares of the Company’s common stock at an exercise price of $6.96 per share. We granted registration rights to the lenders in connection with the Loan Agreement and the Warrant.

During the year ended December 31, 2020, we also received proceeds of approximately $756,000 from the issuance of 427,611 shares of our common stock upon the exercise of stock options to purchase common stock. Cash provided by financing activities for the year ended December 31, 2020 included proceeds from issuances of notes payable of approximately $909,000, offset by principal payments on notes payable of approximately $952,000 in connection with our loan agreements with financing companies to fund D&O insurance premiums. The terms of the loan that we entered into in November 2019 stipulated equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrued on this loan at an annual rate of 5.25% and the loan was paid in full in August 2020. In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%.

We expect our cash and cash equivalents of approximately $85.4 million at December 31, 2020, combined with the $58.9 million of proceeds from the August 2020 Sale Agreement subsequent to December 31, 2020, and the expected final $2.5 million milestone payment from the CFF award will be sufficient to meet our operating and capital requirements into 2024 based on current planned expenditures.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for lenabasum. If we are unable to raise sufficient capital in the future, we may be required to undertake cost-cutting measures, including delaying or discontinuing certain clinical activities. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2020. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2021	2022- 2023	2024- 2025	After 2025
Operating lease obligations	$10,188,000	$1,605,000	$3,353,000	$3,542,000	$1,688,000

On February 26, 2019, we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use (“ROU”) asset. Accordingly, we reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. We determined that the New Premises will be treated as a new standalone operating lease under U.S. GAAP and recorded a lease liability and a right-of-use asset of approximately $2.7 million for this lease.

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

Pursuant to the terms of our non-cancelable lease agreements in effect at December 31, 2020, the following table summarizes our maturities of operating lease liabilities as of December 31, 2020:

2021	$1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$10,188,170

Less: imputed interest	(2,090,942)
Total	$8,097,228

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2020, other than our leases in the table above, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

The Kaken Agreement will remain in effect on a Licensed Product-by-Licensed product basis and will expire upon the expiration of the Royalty Term for the final Licensed Product. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Licensed Product in Japan and ends on the latest of (i) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product for such Initial Indication in Japan, or (iii) ten (10) years after the first commercial sale of such Licensed Product for such Initial Indication in Japan. The Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern or clinical failure, or at its convenience following the second anniversary of the first commercial sale of a Licensed Product in either of the Initial Indications in the Territory, with 180 days’ notice.

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

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act .

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses

The material weaknesses related to our control environment and our information technology general controls governing user access over certain information technology (“IT”) systems that were previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 were remediated during our fiscal year ended December 31, 2020, and we determined that we maintained effective internal controls over our financial reporting as of December 31, 2020.

Management took significant steps to remediate the control deficiencies that led to the material weaknesses. We added experienced accounting personnel to our finance staff, implemented software to assist in monitoring internal controls and engaged an outside consulting firm to help us evaluate and test our internal controls. We successfully redesigned our IT control environment related to permissions and access to software applications and our financial control environment associated with the accrual of costs from research and development contracts.

Changes in Internal Controls over Financial Reporting

Other than the changes described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-23 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

3.3	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15,2021).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

4.8	Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

4.9	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

4.10	Description of Capital Stock (incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

10.1	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

10.6	Award Agreement, dated April 9, 2015, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).#

10.7	Consulting Agreement, dated September 20, 2016, between Company and Orchestra Medical Ventures, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.8	Lease, dated May 30, 2014, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.9	First Amendment to Lease, dated August 27, 2015, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.10	Second Amendment to Lease, dated March 30, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.11	Third Amendment to Lease, dated September 13, 2016, between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016).

10.12	Lease Agreement, dated August 21, 2017, by and between Corbus Pharmaceuticals, Inc. and River Ridge Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.13	Guarantee, dated August 21, 2017, by Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.14	Cystic Fibrosis Program Related Investment Agreement, dated January 26, 2018, between Cystic Fibrosis Foundation Therapeutics, Inc. and the Company (incorporated herein by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).#

10.15	License Agreement, dated as of September 20, 2018, between Corbus Pharmaceuticals, Inc. and Jenrin Discovery, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018).#

10.16	Collaboration and License Agreement, dated January 3, 2019, between Corbus Pharmaceuticals, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).#

10.17	Lease Amendment No. 1, dated as of February 26, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.18	Offer Letter, dated as of February 19, 2019, between Craig Millian and Corbus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.19	Separation and General Release Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.20	Consulting Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.21	Lease Amendment No. 2, dated as of October 25, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019)

10.22	Third Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Yuval Cohen, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.23	Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Barbara Whit, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.24	Fourth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Sean Moran, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.25	Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Craig Millian, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.26	Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 Healthventures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

10.27	Separation and Release Agreement between the Company and Robert Discordia, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020).

21.1	List of Subsidiaries of the Company.*

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL*

*	Filed herewith.

**	Furnished, not filed.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

†	Indicates a management contract or compensation plan, contract or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 15, 2021	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021
Sean Moran

/s/ ALAN HOLMER	Director	March 15, 2021
Alan Holmer

/s/ JOHN JENKINS	Director	March 15, 2021
John Jenkins

/s/ AVERY CATLIN	Director	March 15, 2021
Avery Catlin

/s/ RACHELLE JACQUES	Director	March 15, 2021
Rachelle Jacques

/s/ PETER SALZMANN	Director	March 15, 2021
Peter Salzmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Research and Development Expenses and Clinical Trials

As described in Note 3 to the consolidated financial statements, at each balance sheet date the Company estimates its accrued clinical expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for trial expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for clinical trial expenses of $16,322,000 is included in Accrued expenses on the December 31, 2020 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimate of the unpaid clinical trial expenses based on the information available to the Company at that time. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

We identified the accruals for research and development expenses and clinical trials as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of trials or services completed. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendment with vendors in connection with conducting clinical trials, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed the assumptions directly with the third parties involved in performing the clinical trial services on behalf of the Company. We also made direct inquiries of financial and clinical client personnel regarding status and progress to completion of clinical trials and description of future commitments, and verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 15, 2021

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$85,433,441	$31,748,686
Restricted cash	350,000	—
Stock Subscriptions Receivable	960,033	—
Prepaid expenses and other current assets	3,712,861	3,724,932
Contract asset	1,618,296	2,681,065
Total current assets	92,074,631	38,154,683
Restricted cash	669,900	—
Property and equipment, net	4,067,837	5,083,865
Operating lease right of use assets	5,248,525	5,818,983
Other assets	234,038	84,968
Total assets	$102,294,931	$49,142,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$710,158	$752,659
Accounts payable	7,381,183	11,091,363
Accrued expenses	22,005,432	22,447,939
Derivative liability	797,000	—
Operating lease liabilities, current	1,004,063	595,745
Total current liabilities	31,897,836	34,887,706
Long-term debt, net of debt discount	18,029,005	—
Operating lease liabilities, noncurrent	7,093,165	8,097,228
Total liabilities	$57,020,006	$42,984,934
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 98,852,696 and 64,672,893 shares issued and outstanding at December 31, 2020 and 2019, respectively	9,885	6,467
Additional paid-in capital	349,358,378	198,975,056
Accumulated deficit	(304,093,338)	(192,823,958)
Total stockholders’ equity	45,274,925	6,157,565
Total liabilities and stockholders’ equity	$102,294,931	$49,142,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenue from awards and licenses	$3,937,230	$36,143,568
Operating expenses:
Research and development	98,267,213	89,604,790
General and administrative	28,480,250	23,643,357
Total operating expenses	126,747,463	113,248,147
Operating loss	(122,810,233)	(77,104,579)
Other income (expense), net:
Other income (expense), net	13,270,211	4,581,838
Interest income (expense), net	(1,028,359)	1,227,643
Change in fair value of derivative liability	(251,000)	—
Foreign currency exchange gain (loss)	(449,999)	(158,620)
Other income, net	11,540,853	5,650,861
Net loss	$(111,269,380)	$(71,453,718)
Net loss per share, basic and diluted	$(1.42)	$(1.12)
Weighted average number of common shares outstanding, basic and diluted	78,133,289	63,899,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	57,247,496	$5,725	$148,888,635	$(121,370,240)	$27,524,120
Stock-based compensation expense	—	—	11,981,655	—	11,981,655
Issuance of common stock, net of issuance costs of $2,571,552	6,198,500	620	37,718,078	—	37,718,698

Issuance of common stock upon exercise of stock options	107,029	10	386,800	—	386,810

Issuance of common stock upon exercise of warrants	1,119,868	112	(112)	—	—

Net Loss				(71,453,718)	(71,453,718)

Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Stock-based compensation expense	—	—	12,458,229	—	12,458,229
Issuance of common stock, net of issuance costs of $6,039,423	33,752,192	3,375	136,361,526	—	136,364,901

Issuance of common stock upon exercise of stock options	427,611	43	756,418	—	756,461

Fair value of warrants issued	—	—	807,149	—	807,149

Net Loss				(111,269,380)	(111,269,380)

Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$45,274,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	2020	2019
Cash flows from operating activities:
Net loss	$(111,269,380)	$(71,453,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,458,229	11,981,655
Depreciation and amortization	1,123,854	739,378
Loss on foreign exchange	93,661	45,833
Operating lease right of use asset amortization	570,458	490,406
Amortization of debt discount	291,392	—
Change in fair value of derivative liability	251,000	—
Changes in operating assets and liabilities:
Decrease in customer receivable	—	5,000,000
Decrease (increase) in prepaid expenses	346,812	(1,233,088)
Decrease (increase) contract asset	1,062,769	(2,681,065)
Increase in other assets	(149,070)	(41,145)
Increase (decrease) in accounts payable	(3,468,917)	4,366,439
Increase (decrease) in accrued expenses	(400,766)	12,555,384
Decrease in deferred revenue	—	(6,462,503)
Increase (decrease) in operating lease liabilities	(595,745)	971,696
Net cash used in operating activities	(99,685,703)	(45,720,728)
Cash flows from investing activities:
Purchases of property and equipment	(484,491)	(2,742,541)
Net cash used in investing activities	(484,491)	(2,742,541)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	909,375	963,514
Proceeds from issuance of long-term borrowings	18,756,021	—
Repayment of short-term borrowings	(951,876)	(605,160)
Proceeds from issuance of common stock	142,200,752	40,677,060
Issuance costs paid for common stock financings	(6,039,423)	(2,571,552)
Principal payments under capital lease obligations	—	(375)
Net cash provided by financing activities	154,874,849	38,463,487
Net increase (decrease) in cash, cash equivalents, and restricted cash	54,704,655	(9,999,782)
Cash, cash equivalents, and restricted cash at beginning of the year	31,748,686	41,748,468
Cash, cash equivalents and restricted cash at end of the year	$86,453,341	31,748,686
Supplemental disclosure of cash flow information and non cash transactions:
Cash paid during the period for interest	$629,146	29,448
Fair value of warrants issued in loan agreement	472,409	—
Fair value of warrants issued	334,740
Write-off of fully depreciated property and equipment	156,645	—
Purchases of property and equipment included in accounts payable or accrued expenses	—	376,664
Right of use assets obtained in exchange for lease obligation upon adoption of ASU 2016-02, net of deferred rent	—	2,399,524
Right of use assets obtained in exchange for lease obligation upon entry into lease agreements	—	3,909,865
Stock subscription receivable	960,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1.	NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“the Company” or “Corbus”) is a clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics that target the endocannabinoid or immune system. The Company intends to pursue indications for our novel therapeutics that are autoimmune, fibrotic, or metabolic diseases, or cancer. The Company is developing a diverse pipeline of drug candidates and plan to expand our pipeline through internal efforts and business development. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

In response to the spread of COVID-19, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees and community, including temporarily requiring employees to work remotely, implementing remote monitoring procedures for clinical data and suspending all non-essential travel worldwide for its employees.

The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and operations.

2.	LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2020, had an accumulated deficit of $304,094,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash and cash equivalents of $85,433,000 at December 31, 2020 and proceeds of subsequent raises of capital (see Note 15) will be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-K.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs.

On February 11, 2020, the Company consummated an underwritten public offering of shares of its common stock (“February 2020 Offering”) (See Note 11).

On April 7, 2020, the Company entered into an Open Market Sale AgreementSM (“April 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. During the year ended December 31, 2020, the Company sold 10,539,374 shares of its common stock under the April 2020 Sale Agreement for which the Company received gross proceeds of approximately $75,000,000, less issuance costs incurred of approximately $2,250,000 (See Note 11).

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

On July 28, 2020, the Company entered into the Loan Agreement with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, the Company, as guarantor, each lender party thereto (the “Lenders”), K2 HealthVentures LLC (“K2HV”), an unrelated third party, as administrative agent for the Lenders, and Ankura Trust Company, LLC, an unrelated third party, as collateral agent for the Lenders, pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to a $50,000,000. The Company received the first $20,000,000 tranche upon signing the agreement. (See Note 7 and 14).

On August 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company is authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the year ended December 31, 2020, the Company sold 15,546,151 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $21,404,000, less issuance costs incurred of approximately $642,000. The Company has sold an additional 25,391,710 shares of our common stock under the August 2020 Sale Agreement for net proceeds of approximately $58,861,000 subsequent to December 31, 2020. (See note 11 and 14)

3.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 9), the valuation of the CFF and K2HV warrants discussed in Note 13 and Note 7, and the derivative liability associated with the K2 Security and Loan agreement (see Note 14).

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months. At December 31, 2020 and 2019, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2020 and 2019.

Restricted cash as of December 31, 2020 included a collateral account for the Company’s corporate credit cards and is classified in current assets in the amount of $250,000. Additionally, as of December 31, 2020, restricted cash included a stand-by letter of credit issued in favor of a landlord for $769,900 of which $100,000 was classified in current assets and $669,900 was classified in noncurrent assets as of December 31, 2020.

Cash and cash equivalents consists of the following :

	December 31,
	2020	2019
Cash	$1,825,784	$884,115
Money market fund	83,607,657	30,864,571
Total cash and cash equivalents	$85,433,441	$31,748,686

Restricted cash, current	350,000	—
Restricted cash, noncurrent	669,900	—
Total restricted cash	1,019,900	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$86,453,341	$31,748,686

As of December 31, 2020, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $1,033,000 of cash which was held principally in our subsidiary in the United Kingdom. As of December 31, 2019, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $466,000 of cash which was held principally in our subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines the accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics to treat rare life-threatening inflammatory and fibrotic diseases. As of December 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,033,000 of cash, $1,837,000 of prepaid expenses and other assets, and $23,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2019, all of the Company’s assets were located in the United States, except for approximately $466,000 of cash, $1,629,000 of prepaid expenses and other assets, and $52,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2020 or 2019.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2020 and 2019.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Basic and diluted net loss per share of common stock:
Net loss	$(111,269,380)	$(71,453,718)
Weighted average shares of common stock outstanding	78,133,289	63,899,184
Net loss per share of common stock-basic and diluted	$(1.42)	$(1.12)

The impact of the following potentially dilutive securities outstanding as of December 31, 2020 and 2019 have been excluded from the computation of dilutive weighted average shares outstanding as the inclusion would be antidilutive.

	December 31,
	2020	2019
Warrants	1,506,206	1,000,000
Stock options	14,289,643	13,245,366
	15,795,849	14,245,366

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company’s adoption of ASU 2019-12 as of January 1, 2021 will not have a material impact on the Company’s financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. ASU 2017-01 requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The Company determined that substantially all of the fair value of the Jenrin Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development asset. Thus, the Company recorded the $250,000 upfront payment to research and development expenses in the third quarter of 2018. The Company will account for the $18.4 million of development and regulatory milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable.

5.	PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	December 31,
	2020	2019
Computer hardware and software	$626,328	$711,442
Office furniture and equipment	1,626,491	1,627,896
Leasehold improvements	4,163,860	4,150,488
Property and equipment, gross	6,416,679	6,489,826
Less: accumulated depreciation	(2,348,842)	(1,405,961)
Property and equipment, net	$4,067,837	$5,083,865

Depreciation expense was approximately $1,124,000 and $739,000 for the years ended December 31, 2020 and 2019, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”) for commercial lease of office space, pursuant to which the Company agreed to lease 32,733 square feet of office space (“Leased Premises”). The initial term of the August 2017 Lease Agreement was for a period of seven years which began with the Company’s occupancy of the Leased Premises in February 2018. The base rent for the Leased Premises ranged from approximately $470,000 for the first year to approximately $908,000 for the seventh year. Per the terms of the August 2017 Lease Agreement, the landlord agreed to reimburse the Company for approximately $1,080,000 of leasehold improvements. The reimbursements had been deferred and were to be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement required a standby irrevocable letter of credit of $400,000, which was to be reduced, if the Company is not in default under the August 2017 Lease Agreement, to $300,000 and $200,000 on the third and fourth anniversary of the commencement date, respectively, The Company entered into an unsecured letter of credit for $400,000 in connection with the August 2017 Lease Agreement.

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

On February 26, 2019, the Company amended its lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by the Company in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding ROU asset. Accordingly, the Company reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. The Company determined that the New Premises will be treated as a new standalone operating lease and recorded a lease liability and a right-of-use asset of approximately $2,700,000 for this lease.

Per the terms of the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for approximately $991,000 of leasehold improvements. The reimbursements are being recognized as a reduction of rent expense over the term of the lease. Additionally, the February 2019 Lease Agreement required a standby irrevocable letter of credit of $369,900, which may be reduced, if the Company is not in default under the February 2019 Lease Agreement, to $277,425 and $184,950 on the third and fourth anniversary of the commencement date, respectively.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2020 and 2019:

	2020	2019
Lease cost
Operating lease cost	$1,240,473	1,025,899
Total lease cost	$1,240,473	1,025,899

Other information
Weighted average remaining lease term	5.9 years	6.9 years
Weighted average discount rate	8.00%	8.00%

Total rent expense for the years ended December 31, 2020 and 2019 was $1,240,473 and $1,025,899, respectively.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2020, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2020:

Year ending December 31, 2020:

2021	$1,605,121
2022	1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$10,188,170

Less: imputed interest	$(2,090,942)
Total	$8,097,228

For commitments under the Company’s development award agreements- see Note 9.

7.	NOTES PAYABLE

D&O Financing

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulated equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrued on this loan at an annual rate of 5.25%. This loan was fully repaid in July 2020.

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%. Prepaid expenses as of December 31, 2020 included approximately $1,010,000, related to this insurance policy.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at December 31, 2020 was 8.5%. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share.

In connection with the Loan Agreement, on July 28, 2020, the Company issued the Lenders a warrant to purchase up to 86,206 common shares (the “K2 Warrant”) at an exercise price of $6.96 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs and is required to make a final payment equal to approximately $1,190,000. See Note 13 for more detail on assumptions used in the valuation of the K2 warrant and see Note 14 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan Agreement outstanding at December 31, 2020, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2020. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At December 31, 2020, the fair value of our outstanding debt, which is considered Level 3 in the fair value hierarchy, is estimated to be approximately $18,029,005. Interest expense for the year ended December 31, 2020 was approximately $1,126,534. No interest expense or amortization of debt discount recorded in 2019 related to the Loan Agreement.

The net carrying amounts of the liability components consists of the following:

December 31, 2020

Principal	$20,000,000
Less: debt discount	(2,262,388)
Accretion of Debt Discount	291,393
Net Carrying amount	$18,029,005

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

2021	$-
2022	3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued clinical operations and trials costs	$14,132,842	$14,242,669
Accrued product development costs	2,189,047	3,573,231
Accrued compensation	4,222,594	3,673,111
Accrued other	1,460,949	958,928
Total	$22,005,432	$22,447,939

9.	DEVELOPMENT AWARDS AND DEFERRED REVENUE

Collaboration with Kaken

On January 3, 2019, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Kaken Pharmaceutical Co., Ltd., a company organized under the laws of Japan (“Kaken”). Pursuant to the Agreement, Corbus granted Kaken an exclusive license to commercialize pharmaceutical preparations containing lenabasum (the “Licensed Products”) for the prevention or treatment of dermatomyositis and systemic sclerosis (together, the “Initial Indications”) in Japan (the “Territory”).

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

The Company assessed this arrangement in accordance with U.S. GAAP and concluded that the contract counterparty, Kaken, is a customer. The Company identified the following material promises under the arrangement: (1) the exclusive license to commercialize lenabasum; (2) the product’s initial know-how transfer; (3) election to use the product trademarks; (4) the sharing of data gathered through the execution of the Global Development Plan for the Initial Indications; and (5) Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”)-required supplemental studies. The Company identified two performance obligations; (1) the combined performance obligation of the License, initial know-how transfer and license to the Company’s product trademarks; and (2) the sharing of data gathered through the execution of the Global Development Plan (as defined in the Agreement) for the Initial Indications. The Company determined that the license and initial know-how transfer were not distinct from another in the context of the contract, as initial know-how transfer is highly interrelated to the license and Kaken would incur significant costs to re-create the know-how of the Company. The Company determined that the election to use the product trademarks license contributes to the exclusivity of the license and, therefore, is combined with the license. The PMDA-required supplemental study is a contingent promise although not a performance obligation as the promise does not provide Kaken with a material right.

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

The Company estimated the stand-alone selling price of each performance obligation using a market approach and allocated the transaction price on a relative basis. This allocation resulted in a de minimis value attributable to the obligation to sharing of data gathered through the execution of the Global Development Plan for the Initial Indications and effectively all of the value to the combined license, initial know-how transfer and license to product trademarks. Therefore, the full upfront payment of $27,000,000 is allocated to the combined performance obligation of the license, initial technology transfer and license to the product trademarks.

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $22.5 million in the aggregate through December 31, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects that the $2.5 million remainder of the 2018 CFF Award will be paid upon the Company’s achievement of the final milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the first half of 2021.

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

Under the Investment Agreement, the Company recorded $3,937,230 and $9,143,568 of revenue during the year ended December 31, 2020 and 2019. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company has invoiced and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 in 2020. A roll forward of deferred revenue related to the Investment Agreement for the year ended December 31, 2020 is presented below.

December 31, 2020
Beginning balance, December 31, 2019	$—
Invoicing to CFF upon achievement of milestones	5,000,000
Recognition of revenue	(3,937,230)
Reclassification to contract asset	(1,062,770)
Ending balance, December 31, 2020	$—

The CFF Warrant is accounted for as a payment to the customer. See Note 13 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately three years and is expected to be completed in the first half of 2021. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as a contract asset on the Company’s condensed consolidated balance sheet.

10.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $167,399,000 and $99,754,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $167,399,000, approximately $111,047,000 are from 2018, 2019, and 2020 have no expiration date, and are limited to 80% of taxable income. At December 31, 2020 and 2019, the Company had Massachusetts net operating loss carryforwards of approximately $161,143,000 and $94,884,000, respectively. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2020 and 2019 of approximately $9,233,000 and $6,031,000, respectively.

In the second half of 2020, the Company received from a foreign taxing authority, an approximate aggregate $13.7 million of cash payments for refundable research and development tax credits that were earned on certain research and development expenses. The Company recorded the $13.7 million in other income in the accompanying statements of operations for the year ended December 31, 2020.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2020	2019
NOL carryforward	$45,360,175	$26,945,090
Foreign net operating loss carryforward	10,532,490	10,875,395
Tax credits	8,843,792	5,844,918
Stock based compensation	7,354,531	5,373,539
Accrued expenses	1,202,538	1,120,196
Other temporary differences	1,152,853	962,981
Subtotal	74,446,379	51,122,119
Valuation allowance	(74,446,379)	(51,122,119)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by $23,324,000 and $18,210,000 in 2020 and 2019, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards. The Company has no uncertain tax positions at December 31, 2020 and 2019 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2020	2019
Tax provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.83%	5.25%
Permanent differences	-1.35%	-2.76%
Foreign expected tax	7.37%	21.76%
Tax credits	4.03%	8.82%
Income tax rate change	0.02%	0.07%
Other	-8.12%	0.45%
Decrease in valuation reserve	-28.78%	-54.59%
Total	0.00%	0.00%

11.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 98,852,696 shares, and 64,672,893 shares were issued and outstanding as of December 31, 2020, and 2019, respectively.

On January 30, 2019, the Company consummated an underwritten public offering of shares of its common stock pursuant to which the Company sold an aggregate of 6,198,500 shares of its common stock, including 808,500 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a purchase price of $6.50 per share with gross proceeds to the Company totaling approximately $40,300,000, less issuance costs incurred of approximately $2,600,000 million.

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

On April 7, 2020, the Company entered into the April 2020 Sale Agreement with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering.” Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the year ended December 31, 2020, the Company sold 10,539,374 shares of its common stock under the April 2020 Sale Agreement for which the Company received gross proceeds of approximately $75,000,000, less issuance costs incurred of approximately $2,250,000 through December 31, 2020. This Sale Agreement has expired and is no longer effective.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the year ended December 31, 2020. During the year ended December 31, 2020, the Company sold 15,546,151 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $21,404,000, less issuance costs incurred of approximately $642,000 through December 31, 2020.

During the year ended December 31, 2020 and 2019, the Company issued 427,611 and 107,029 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $756,000 and $387,000 from these exercises, respectively.

No warrants were exercised during the year ended December 31, 2020. During the year ended December 31, 2019, warrants to purchase 1,283,500 shares of stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock.

12.	STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. On January 1, 2020, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of December 31, 2020, there was a total of 23,070,842 shares reserved for issuance under the 2014 Plan and there were 7,369,051 shares available for future grants. Options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2021, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020 (see Note 15). As of January 1, 2021, the 2014 Plan had a total reserve of 25,570,842 shares and there were 9,869,051 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2020 and 2019, the Company recorded non-cash, stock-based compensation expense of $12,458,229 and $11,981,655, respectively, net of estimated forfeitures.

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

The weighted average assumptions used principally in determining the fair value of options granted were as follows:

	2020	2019
Risk free interest rate	0.59%	2.33%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	83.56%	86.98%
Estimated forfeiture rate	6.02%	4.85%

A summary of option activity for years ended December 31, 2020 and 2019 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2018	9,593,990	$4.51
Granted	4,125,800	$6.91
Exercised	(107,029)	$3.61
Forfeited	(367,395)	$7.10
Outstanding at December 31, 2019	13,245,366	$5.19
Granted	4,536,600	$5.00
Exercised	(427,611)	$1.77
Forfeited	(3,064,712)	$5.60
Outstanding at December 31, 2020	14,289,643	$5.15	6.59	$3,500,516
Exercisable at December 31, 2020	9,952,349	$4.86	5.67	$3,417,266
Vested and expected to vest at December 31, 2020	13,984,246	$5.15	6.54	$3,487,159

The weighted average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $3.53 and $5.03 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was approximately $1,235,676 and $324,567, respectively. As of December 31, 2020, there was approximately $14,664,483 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.35 years at December 31, 2020.

As summary of non-vested stock options for the years ended December 31, 2020 and 2019 is presented below:

Options	Shares	Weighted Average Fair Value
Non-vested at December 31, 2018	3,626,289	$5.32
Granted	4,125,800	$5.03
Vested	(2,038,128)	$4.95
Forfeited	(304,689)	$5.22
Nonvested at December 31, 2019	5,409,272	$5.21
Granted	4,536,600	$3.53
Vested	(2,720,493)	$5.34
Forfeited	(2,888,085)	$4.11
Non-vested at December 31, 2020	4,337,294	$4.14

13.	WARRANTS

No warrants were exercised during the year ended December 31, 2020. During the year ended December 31, 2019, warrants to purchase 1,283,500 shares of stock were exercised on a cashless basis resulting in the issuance of 1,119,868 shares of common stock.

At December 31, 2020, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 4.6 years, related to the warrants issued to CFF pursuant to the terms of the Investment Agreement (Note 9) warrants issued to a consultant for investor relations services and the warrants issued pursuant to the K2 Loan and Security Agreement (Note 7).

The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 86,206 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $6.96 per share. The K2 warrant is immediately exercisable for 86,206 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

Risk free interest rate	0.60%
Expected dividend yield	0%
Expected term in years	10.00
Expected volatility	80.0%

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 420,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.07 per share. The Warrants will be fully vested on October 19, 2021. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

Risk free interest rate	0.90%
Expected dividend yield	0%
Expected term in years	5.00
Expected volatility	100.6%

14.	DERIVATIVE LIABILITY

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

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability increased from July 28, 2020 to December 31, 2020 as a result of SSc-002 phase 3 and CF-002 phase 2 trial results. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability increased from July 28, 2020 to December 30, 2020. As the probability of both features increased the fair value of the derivative liability has increased at December 31, 2020. The value of these features was determined to be approximately $546,000 at July 28, 2020 and $797,000 at December 31, 2020 which resulted in $251,000 of other expense. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liability for the year ended December 31, 2020 is presented below.

December 31, 2020
Beginning balance, December 31, 2019	$—
Initial measurement of fair value	546,000
Change in fair value of derivative liability	251,000
Ending balance, December 31, 2020	$797,000

15.

SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2021, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, such amount being less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020. As of January 1, 2021, the 2014 Plan had a total reserve of 25,570,842 shares and there were 9,869,051 shares available for future grants.

Sales of Stock

The Company has sold an additional 25,391,710 shares of our common stock under the August 2020 Sale Agreement for net proceeds of approximately $58,861,000 subsequent to December 31, 2020.

