Form 10-Q
period 2021-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2021-05-13
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 11, 2021, 125,033,006 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,613,246	$85,433,441
Marketable securities	57,399,179	—
Restricted cash	350,000	350,000
Stock subscriptions receivable	—	960,033
Prepaid expenses and other current assets	3,658,794	3,712,861
Contract asset	2,266,120	1,618,296
Total current assets	130,287,339	92,074,631
Restricted cash	669,900	669,900
Property and equipment, net	3,787,596	4,067,837
Operating lease right of use assets	5,096,165	5,248,525
Other assets	304,037	234,038
Total assets	$140,145,037	$102,294,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$408,278	$710,158
Accounts payable	3,615,366	7,381,183
Accrued expenses	17,742,474	22,005,432
Derivative liability	803,000	797,000
Operating lease liabilities, current	1,036,297	1,004,063
Total current liabilities	23,605,415	31,897,836
Long-term debt, net of debt discount	18,199,289	18,029,005
Operating lease liabilities, noncurrent	6,823,339	7,093,165
Total liabilities	48,628,043	57,020,006
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized, 125,033,006 and 98,852,696 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12,503	9,885
Additional paid-in capital	411,691,762	349,358,378
Accumulated deficit	(320,158,506)	(304,093,338)
Accumulated other comprehensive loss	(28,765)	—
Total stockholders’ equity	91,516,994	45,274,925
Total liabilities and stockholders’ equity	$140,145,037	$102,294,931

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue from awards and licenses	$647,824	$1,762,059
Operating expenses:
Research and development	10,720,823	23,947,866
General and administrative	5,341,197	7,699,479
Total operating expenses	16,062,020	31,647,345
Operating loss	(15,414,196)	(29,885,286)
Other income (expense), net:
Other income (expense), net	(15,094)	—
Interest income (expense), net	(646,550)	101,993
Change in fair value of derivative liability	(6,000)	—
Foreign currency exchange gain (loss), net	16,672	126,493
Other income (expense), net	(650,972)	228,486
Net loss	$(16,065,168)	$(29,656,800)
Net loss per share, basic and diluted	$(0.14)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	116,344,900	69,272,402

Comprehensive loss:
Net loss	$(16,065,168)	$(29,656,800)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(28,765)	—
Total other comprehensive loss	(28,765)	—
Total comprehensive loss	$(16,093,933)	$(29,656,800)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Stock-based compensation expense	—	—	2,580,402	—	—	2,580,402
Issuance of common stock, net of issuance costs of $1,820,437	25,391,710	2,539	58,858,262	—	—	58,860,801
Issuance of common stock upon exercise of stock options	788,600	79	894,720	—	—	894,799
Unrealized loss on marketable debt securities	—	—	—	—	(28,765)	(28,765)
Net loss	—	—	—	(16,065,168)	—	(16,065,168)
Balance at March 31, 2021	125,033,006	$12,503	$411,691,762	$(320,158,506)	$(28,765)	$91,516,994

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at Dec 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$—	$6,157,565
Issuance of common stock, net of issuance costs of $2,962,790	7,666,667	767	43,036,445	—	—	43,037,212
Stock-based compensation expense	—	—	3,137,519	—	—	3,137,519
Issuance of common stock upon exercise of stock options	150,889	15	15,979	—	—	15,994
Net loss	—	—	—	(29,656,800)	—	(29,656,800)
Balance at March 31, 2020	72,490,449	$7,249	$245,164,999	$(222,480,758)	$—	$22,691,490

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,065,168)	$(29,656,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,580,402	3,137,519
Depreciation and amortization	272,186	319,488
Net amortization on premium of marketable securities	(901)	—
Gain on foreign exchange	(73,976)	(157,073)
Operating lease right of use asset amortization	152,360	138,516
Amortization of debt discount	170,284	—
Change in fair value of derivative liability	6,000	—
Loss on sale of property and equipment	5,456
Changes in operating assets and liabilities:
Decrease in prepaid expenses	54,067	128,024
Increase in contract asset	(647,824)	(1,762,059)
Decrease (increase) in other assets	(70,000)	70,883
Decrease in accounts payable	(3,691,841)	(839,372)
Increase (decrease) in accrued expenses	(4,262,958)	1,110,156
Decrease in operating lease liabilities	(237,592)	(90,444)
Net cash used in operating activities	(21,809,505)	(27,601,162)
Cash flows from investing activities:
Purchases of property and equipment	—	(463,605)
Purchases of marketable securities	(57,427,043)	—
Proceeds from sale of property and equipment	2,600	—
Net cash used in investing activities	(57,424,443)	(463,605)
Cash flows from financing activities:
Repayment of short-term borrowings	(301,880)	(319,754)
Proceeds from issuance of common stock	62,536,070	46,015,996
Issuance costs paid for common stock financings	(1,820,437)	(2,762,240)
Net cash provided by financing activities	60,413,753	42,934,002
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,820,195)	14,869,235
Cash, cash equivalents, and restricted cash at beginning of the period	86,453,341	31,748,686
Cash, cash equivalents, and restricted cash at end of the period	$67,633,146	$46,617,921
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	432,455	8,484
Stock issuance costs included in accounts payable or accrued expenses	—	200,550

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2021, had an accumulated deficit of $320,158,506. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and marketable debt securities of $124,012,000 at March 31, 2021 and the remaining $2,500,000 of proceeds that we expect to receive under the 2018 CFF Award before the end of 2021 will be sufficient to meet its operating and capital requirements at least twelve months from the filing of this 10-Q.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company to, among other things, delay, scale back or eliminate some or all of the Company’s planned clinical or preclinical trials.

On August 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company was authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the quarter ended March 31, 2021, the Company sold 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $60,681,000, less issuance costs incurred of approximately $1,820,000. (See note 12)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement discussed in Note 11, the valuation of warrants discussed in Note 14, and the derivative liability associated with the K2 Security and Loan agreement discussed in Note 9 and 15.

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, cash equivalents were comprised of money market funds.

Restricted cash as of at March 31, 2021 included a collateral account for the Company’s corporate credit cards and is classified in current assets in the amount of $250,000. Additionally, as of March 31, 2021, restricted cash included a stand-by letter of credit issued in favor of a landlord for $769,900 of which $100,000 was classified in current assets and $669,900 was classified in noncurrent assets as of at March 31, 2021.

Cash, cash equivalents, and restricted stock consisted of the following:

	March 31, 2021	December 31, 2020
Cash	$3,384,067	$1,238,611
Money market fund	63,229,179	84,194,830
Cash and cash equivalents	66,613,246	$85,433,441

Restricted cash, current	350,000	350,000
Restricted cash, noncurrent	669,900	669,900
Restricted cash	1,019,900	1,019,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$67,633,146	$86,453,341

As of March 31, 2021, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $3,144,000 of cash which was held in our subsidiaries in the United Kingdom and Australia. As of December 31, 2020, all of the Company’s cash was held in the United States, except for approximately $1,033,000 of cash which was held principally in our subsidiary in the United Kingdom.

Marketable Securities

Marketable securities consist of investments in debt securities with original maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Financial Instruments

The carrying values of the notes payable and debt approximate their fair value due to the fact that they are at market terms.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s investments, debt, and its derivative liabilities are carried at fair value determined according to the fair value hierarchy described above. The carrying values of the Company’s prepaid expenses and other current assets, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

Property and Equipment

The estimated life for the Company’s property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements and assets under capital lease are amortized over the shorter of their useful lives or the respective leases. See Note 7 for details of property and equipment and Note 8 for operating and capital lease commitments.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ending March 31, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of March 31, 2021 all of the Company’s assets were located in the United States, except for approximately $3,144,000 of cash, $1,706,000 of prepaid expenses and other assets, and $16,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,033,000 of cash, $1,837,000 of prepaid expenses and other assets, and $23,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2021 or December 31, 2020.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three-month period ending March 31, 2021.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended March 31
	2021	2020

Net loss	$(16,065,168)	$(29,656,800)
Weighted average number of common shares-basic and diluted*	116,344,900	69,272,402
Net loss per share of common stock-basic and diluted*	$(0.14)	$(0.43)

*	Warrants and options that have not been exercised have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of ASU 2019-12 as of January 1, 2021 had no impact on the company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which is intended to simplify various aspects generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The standard is effective for public companies that meet definition of a Securities and Exchange Commission (SEC) filer, excluding entities to be smaller reporting companies as defined by the SEC, for fiscal years, and interim periods within those years, beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the timing of the adoption of ASU 2020-06 and the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023 or when we cease being eligible to be a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

4.	Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2021 (in thousands ):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Commercial paper	$22,366	$-	$-	$22,366
Corporate debt securities	28,175	-	(28)	28,147
Asset Backed Securities “ABS”	6,887	-	(1)	6,886
	$57,428	$-	$(29)	$57,399

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity as of March 31, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$34,441	$34,436
Maturing after one year but less than three years	22,987	22,963
	$57,428	$57,399

As of December 31, 2020, there were no available-for-sale marketable debt securities.

5.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$63,229	$-	$-	$63,229
Marketable Securities:
Commercial paper	-	22,366	-	22,366
Corporate debt securities	-	28,147	-	28,147
ABS	-	6,886	-	6,886
	$63,229	$57,399	$-	$120,628

Liabilities:
Derivative liabilities	$-	$-	$803	$803

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money Market funds	$84,195	$-	$-	$84,195
	$84,195	$-	$-	$84,195

Liabilities
Derivative Liabilities	$-	$-	$797	$797

6.	LICENSE AGREEMENT

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

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Computer hardware and software	$610,218	$626,328
Office furniture and equipment	1,626,491	1,626,491
Leasehold improvements	4,163,860	4,163,860
Property and equipment, gross	6,400,569	6,416,679
Less: accumulated depreciation	(2,612,973)	(2,348,842)
Property and equipment, net	$3,787,596	$4,067,837

Depreciation expense was $272,186 and $319,488 for the three months ended March 31, 2021 and 2020, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

See Note 6 to the consolidated financial statements in our 2020 Annual Report for additional information regarding leases.

Pursuant to the terms of our non-cancelable lease agreements in effect at March 31, 2021, the following table summarizes our maturities of operating lease liabilities as of March 31, 2021:

2021 (Remainder of year)	$1,209,771
2022	1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$9,792,820

Less: imputed interest	(1,933,184)
Total	$7,859,636

9.	NOTES PAYABLE

D&O Financing

In November 2019, the Company entered into a loan agreement with a financing company for $963,514 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $109,413 over a nine-month period. Interest accrued on this loan at an annual rate of 5.25%. This loan was fully repaid in July 2020.

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%. Prepaid expenses as of March 31, 2021 and December 31, 2020, included approximately $707,000 and $1,010,000, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at March 31, 2021 was 8.5%.

K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share.

In connection with the Loan Agreement, on July 28, 2020, the Company issued the Lenders a warrant to purchase up to 86,206 common shares (the “K2 Warrant”) at an exercise price of $6.96 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs and is required to make a final payment equal to approximately $1,190,000. See Note 14 for more detail on assumptions used in the valuation of the K2 warrant and see Note 15 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan Agreement outstanding at March 31, 2021, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2021. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At March 31, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $18,199,000 and $18,029,000, respectively. Interest expense for the three months ended March 31, 2021 was approximately $658,000. No interest expense or amortization of debt discount recorded for the three months ended March 31, 2020 related to K2 Loan Agreement.

The net carrying amounts of the liability components consists of the following:

	March 31, 2021	December 31, 2020

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	461,677	291,393
Net Carrying amount	$18,199,289	$18,029,005

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2021	$-
2022	3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020

Accrued clinical operations and trials costs	$11,956,892	$14,132,842
Accrued product development costs	764,211	2,189,047
Accrued compensation	3,746,283	4,222,594
Accrued other	1,275,088	1,460,949
Total	$17,742,474	$22,005,432

11.	DEVELOPMENT AWARDS

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

The Company assessed this arrangement in accordance with GAAP and concluded that the contract counterparty, Kaken, is a customer. The Company identified the following material promises under the arrangement: (1) the exclusive license to commercialize lenabasum; (2) the product’s initial know-how transfer; (3) election to use the product trademarks; (4) the sharing of data gathered through the execution of the Global Development Plan for the Initial Indications; and (5) Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”)-required supplemental studies. The Company identified two performance obligations; (1) the combined performance obligation of the License, initial know-how transfer and license to the Company’s product trademarks; and (2) the sharing of data gathered through the execution of the Global Development Plan (as defined in the Agreement) for the Initial Indications. The Company determined that the license and initial know-how transfer were not distinct from another in the context of the contract, as initial know-how transfer is highly interrelated to the license and Kaken would incur significant costs to re-create the know-how of the Company. The Company determined that the election to use the product trademarks license contributes to the exclusivity of the license and, therefore, is combined with the license. The PMDA-required supplemental study is a contingent promise although not a performance obligation as the promise does not provide Kaken with a material right.

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

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $22,500,000 in the aggregate through September 30, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. I. The Company expects that the final $2.5 million of the 2018 CFF Award will be paid upon the Company’s achievement of the last remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the second half of 2021.

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

Under the Investment Agreement, the Company recorded $647,824 and $1,762,059 of revenue during the three months ended March 31, 2021 and 2020, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

The Company has billed and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 in 2020. No milestone payments were received in the first quarter of 2021. The corresponding contract asset increased from $1,618,000 at December 31, 2020 to $2,266,000 at March 31, 2021 as a result of the additional revenue recognized during the first quarter of 2021.

The CFF Warrant is accounted for as a payment to the customer under GAAP. See Note 14 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately three years and is expected to be completed in the second half of 2021. The amounts received that have not yet been recognized as revenue are recorded as contract liabilities and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

12.	COMMON STOCK

The Company has authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 125,033,006 shares, and 98,852,696 shares were issued and outstanding as of March 31, 2021, and December 31, 2020, respectively.

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

On April 7, 2020, the Company entered into the April 2020 Sale Agreement with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the three months ended March 31, 2021 and 2020, the Company did not sell any shares of its common stock under the April 2020 Sale Agreement. We completed sales of the $75,000,000 of shares of the Company’s common stock under the April 2020 Sale Agreement prior to beginning to sell shares under the August 2020 Sale Agreement.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three months ended March 31, 2021, the Company sold 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437.

During the three months ended March 31, 2021 and 2020, the Company issued 788,600 and 150,889 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $894,800 and $15,994 from these exercises, respectively.

No warrants were exercised during the three months ended March 31, 2021 and 2020.

13.	STOCK OPTIONS

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, there was a total of 23,070,842 shares reserved for issuance under the 2014 plan and there were 8,540,939 shares available for future grants. As of March 31, 2020 there were 5,621,910 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2021, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020. As of January 1, 2021, there was a total of 25,570,842 shares reserved for issuance under the 2014 Plan and there were 9,869,051 shares available for future grants. As of March 31, 2021 there were 4,941,899 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended March 31, 2021 and 2020, respectively, the Company recorded non-cash, stock-based compensation expense of $2,580,402 and $3,137,519, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020

Research and development expenses	$887,077	$1,364,890
General and administrative expenses	1,693,325	1,772,629
Total stock-based compensation	$2,580,402	$3,137,519

The fair value of each option award for employees is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of the grants. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations in order to estimate its forfeiture rate. The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 6.25 years based on the average between the vesting period and the contractual life of the option. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2021	2020
Risk free interest rate	0.66%	0.65%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Estimated Forfeiture Rate	9.00%	6.37%
Expected volatility	103.85%	82.9%

A summary of option activity for the three months ended March 31, 2021 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	14,289,643	$5.15
Granted	5,996,800	2.58
Exercised	(788,600)	1.13
Forfeited	(1,069,648)	5.57
Outstanding at March 31, 2021	18,428,195	$4.46	7.48	$2,841,774
Vested at March 31, 2021	9,412,878	$5.16	5.68	$2,758,524
Vested and expected to vest at March 31, 2021	17,222,580	$4.56	7.33	$2,830,060

The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $2.09 and $3.20 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was approximately $1,735,214 and $936,115, respectively. The total fair value of options that were vested as of three months ended March 31, 2021 and 2020 was $36,311,140 and $28,661,461, respectively. As of March 31, 2021, there was approximately $21,384,572 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.95 years as of March 31, 2021.

14.	WARRANTS

No warrants were exercised during the three months ended March 31, 2021 and 2020.

At March 31, 2021, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 4.36 years.

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

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 420,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.07 per share. The Warrants will be fully vested on October 19, 2021. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

Risk free interest rate	0.90%
Expected dividend yield	0%
Expected term in years	5.00
Expected volatility	100.6%

15.	DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and mark to market each reporting period after assessing the agreement under GAAP.

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2020 to March 31, 2021 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability decreased from December 31, 2020 to March 31, 2021 as a result of the additional cash the Company was able to raise in the first quarter of 2021. The value of these features was determined to be approximately $797,000 at December 21, 2020 and $803,000 at March 31, 2021 which resulted in $6,000 of other expense in the first quarter of 2021. The Company notes there was no impact of these features as of March 31, 2020. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the quarter ended March 31, 2021 is presented below.

March 31, 2021
Beginning balance, December 31, 2020	$797,000
Change in fair value of derivative liabilities	6,000
Ending balance, March 31, 2021	$803,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a Phase 3, clinical-stage pharmaceutical company focused on the development and commercialization of novel therapeutics that target the endocannabinoid system in the fields of autoimmunity, fibrosis, and cancer. We are developing a diverse pipeline of drug candidates across several distinct programs, including small molecules as well as biologics, as well as evaluating potential external candidates complementary to our existing programs.

Our pipeline includes the following programs:

1.	Lenabasum, a novel, synthetic, oral, cannabinoid receptor type 2 (CB2) agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. Lenabasum is in clinical development for treatment of autoimmune diseases. We are currently evaluating lenabasum for safety and efficacy in a Phase 3 study in dermatomyositis (DM), as well as a Phase 2 study in systemic lupus erythematosus (SLE).

2.	Peripherally-restricted cannabinoid receptor type 1 (CB1) inverse agonists that are designed to normalize metabolic abnormalities or limit inflammation and fibrosis. We are currently evaluating these compounds in pre-clinical studies for the treatment of metabolic disorders and for fibrotic disorders. We are evaluating certain compounds as potential candidates for further clinical development.

3.	Novel CB2 agonists that are designed to limit cancer cell growth directly and reduce the fibrosis and immunosuppression in the tumor microenvironment that are associated with tumor growth, metastasis, and resistance to treatment with drugs such as checkpoint inhibitors. We are currently evaluating these compounds in pre-clinical studies for the treatment of cancer, in combination with other cancer therapies such as checkpoint inhibitors. We are evaluating certain compounds as potential candidates for further clinical development.

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

On August 7, 2020, we entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we are authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of March 31, 2021 we have sold 40,937,861 shares of our common stock under the August 2020 Sale Agreement for approximate gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

We expect the cash, cash equivalents, and marketable securities of approximately $124 million at March 31, 2021 and the remaining $2.5 million of proceeds that we expect to receive under the 2018 CFF Award (as defined below) before the end of 2021 to be sufficient to meet our operating and capital requirements into 2024, based on planned expenditures.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Operations Overview

We are a clinical stage pharmaceutical company and have not generated any revenues from the sale of products and at March 31, 2021, we had an accumulated deficit of approximately $320,159,000. We historically have incurred net losses. Our net losses for the three months ended March 31, 2021 and 2020 were approximately $ 16,065,000 and $29,657,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to continue to decline for the remainder of 2021 due to the completion of our clinical studies in systemic sclerosis and cystic fibrosis in 2020 and dermatomyositis in 2021. While we expect expenses to decline in 2021, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

●	conduct preclinical and clinical trials for our product candidates in DM, SLE and other indications;

●	continue our research and development efforts; and

●	manufacture clinical study materials.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, revenue, costs of expenses and related disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that involve the most judgement and complexity are those relating to;

●	stock based compensation

●	accrued research and development expenses

●	right of use assets and lease liabilities;

●	revenue recognition; and

●	derivate liabilities associated with the K2HV loan agreement

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

Revenue Recognition

Revenue from awards for the three months ended March 31, 2021 and 2020 was $647,824 and $1,762,059, respectively. Revenue from awards was recognized in accordance with GAAP and pertains only to the 2018 CFF Award (as defined below).

We will assess any new agreements we enter into in accordance with GAAP, including whether such agreements fall under the scope of such standard. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under GAAP, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of GAAP, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The five-step model is applied to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of GAAP, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over an approximately three-year period expected to be completed in the second half of 2021. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Derivative Liabilities

The Loan Agreement entered into in 2020 contains certain features that meet the definition of being embedded derivatives requiring bifurcation from the accounting for the K2HV loan. The derivative liabilities are initially measured at fair value on issuance and is subject to remeasurement at each reporting period with the changes in fair value recognized in other income (expense), net.

We estimate the fair value of the derivative liabilities at each reporting period by taking the present value of future net cash flows with and without the prepayment and default features. The difference between the entire instrument with the embedded features compared to the instrument without the embedded features equals the fair value of the derivative liabilities at each reporting period. The estimated timing and probability of a change in control event is the most significant assumption when valuing the prepayment feature. The estimated probability of default is most significant assumption used when valuing the default feature.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $648,000 and $1,762,000 of revenue in the three months ended March 31, 2021 and 2020, respectively.

Amounts recognized in revenue for the three months ended March 31, 2021 and 2020 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the second half of 2021.

Research and Development Expenses

Research and development expenses are incurred for the development of lenabasum and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing lenabasum for clinical trials and conducting clinical trials. We anticipate that our research and development expenses will continue to decrease in the future as our cystic fibrosis and systemic sclerosis trials are substantially completed. The reduction in workforce announced in October 2020 will also reduce future operating expenses.

Research and development expenses for the three months ended March 31, 2021 totaled approximately $10,721,000, a decrease of approximately $13,227,000 over the $23,948,000 recorded for the three months ended March 31, 2020. The decrease was primarily attributable to decreases of $7,075,000 in clinical trial costs from the cystic fibrosis and systemic sclerosis clinical trials being substantially completed before the first quarter of 2021, $2,192,000 in compensation costs, and $2,647,000 in drug manufacturing costs.

During 2019, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 38% and 46% of research and development expenses recorded for the three months ended March 31, 2021 and 2020, respectively, was recorded in these entities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. We anticipate that our general and administrative expenses will decrease in the future as a result of the reduction in workforce announced in October 2020.

General and administrative expense for the three months ended March 31, 2021 totaled approximately $5,341,000, a decrease of approximately $2,358,000 over the $7,699,000 recorded for the three months ended March 31, 2020. The decrease includes approximately $812,000 in non-compensation commercialization costs resulting from cystic fibrosis and systemic sclerosis clinical trial results, $513,000 in compensation costs, $287,000 in auditing services, and $222,000 in temporary help.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our outstanding debt, interest income we earn on our interest-bearing accounts, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

Other expense, net for the three months ended March 31, 2021 totaled approximately $651,000, a decrease of approximately $879,000 over the $228,000 of other income, net recorded for the three months ended March 31, 2020. The decrease was primarily attributable to approximately $658,000 of interest expense related to the K2HV security and loan agreement.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of our phase 2 SLE clinical trial has been or is expected to be funded by grants from the National Institutes of Health, and our phase 2b cystic fibrosis trial was supported by the 2018 CFF Award. At March 31, 2021, our accumulated deficit since inception was approximately $320,159,000.

At March 31, 2021, we had total current assets of approximately $130,287,000 and total current liabilities of approximately $23,605,000, resulting in working capital of approximately $106,682,000. Of our total cash, cash equivalents, marketable securities, and restricted cash approximately $125,032,000 at March 31, 2021, approximately $121,888,000 was held within the United States.

Net cash used in operating activities for the three months ended March 31, 2021 was approximately $21,810,000, which includes a net loss of approximately $16,065,000, adjusted for non-cash expenses of approximately $3,112,000 largely related to stock-based compensation expense, and approximately $8,856,000 of cash used by net working capital items principally due to decreases in accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2021 totaled approximately $57,424,000, which was principally related to purchases of marketable securities.

Cash provided by financing activities for the three months ended March 31, 2021 totaled approximately $60,414,000. On August 7, 2020, we entered into the August 2020 Sale Agreement with Jefferies, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of March 31, 2021 we have sold 40,937,861 shares of our common stock under the August 2020 Sale Agreement for approximate gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

During the three months ended March 31, 2021, the Company issued 788,600 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $895,000 from these exercises.

We expect our cash, cash equivalents, marketable securities, and restricted cash of approximately $125,032,000 at March 31, 2021 together with the final $2,500,000 milestone payment from the 2018 CFF Award will be sufficient to meet our operating and capital requirements into 2024, based on current planned expenditures. The $2,500,000 remainder of the up to $25,000,000 2018 CFF Award is payable to us upon the achievement of the final milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to achieve this milestone by the end of the second half of 2021.

We will need to raise significant additional capital to continue to fund operations and the clinical trials for lenabasum. If we are unable to raise sufficient capital in the future, we may be required to undertake cost-cutting measures, including delaying or discontinuing certain clinical or preclinical activities. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs.

Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including some or all of our planned clinical and preclinical trials.

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

Collaboration Agreement with Kaken

Pursuant to the terms of the Collaboration and License Agreement with Kaken (the “KakenAgreement”), we will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Products in the Initial Indications in the Territory, and Kaken will bear the cost of, and be responsible for, among other things, preparing and filing applications for regulatory approval in the Territory and for commercializing Licensed Products in the Territory, and will use commercially reasonable efforts to commercialize Licensed Products and obtain pricing approval for Licensed Products in the Territory.

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

The Kaken Agreement will remain in effect on a Licensed Product-by-Licensed product basis and will expire upon the expiration of the Royalty Term for the final Licensed Product. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Licensed Product in Japan and ends on the latest of (i) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product for such Initial Indication in Japan, or (iii) ten (10) years after the first commercial sale of such Licensed Product for such Initial Indication in Japan. The Kaken Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern or clinical failure, or at its convenience following the second anniversary of the first commercial sale of a Licensed Product in either of the Initial Indications in the Territory, with 180 days’ notice.

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

The Jenrin Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of seven years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Jenrin Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Jenrin Agreement by either party, termination by Jenrin in specified circumstances, termination by us with advance notice and termination upon a party’s insolvency or bankruptcy.

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

2015 CFFT Award

Pursuant to the terms of the award agreement, dated April 9, 2015, between Cystic Fibrosis Foundations Therapeutics, In. (“CFFT”) and us, the “2015 CFFT Award Agreement”, we are obligated to make royalty payments to CFFT contingent upon commercialization of lenabasum in the Field of Use (as defined in the 2015 CFFT Award Agreement) as follows: (i) a royalty payment equal to five times the amount we receive under the 2015 CFFT Award Agreement, up to $25 million, payable in three equal annual installments following the first commercial sale of lenabasum, the first of which is due within 90 days following the first commercial sale of lenabasum, (ii) a royalty payment to CFFT equal to the amount we receive under the 2015 CFFT Award Agreement, up to $5 million, due in the first calendar year in which the aggregate cumulative net sales of lenabasum in the Field of Use exceed $500 million, and (iii) royalty payment(s) to CFFT of up to approximately $15 million if we transfer, sell or license lenabasum in the Field of Use other than for certain clinical or development purposes, or if we enter into a change of control transaction, with such payment(s) to be credited against the royalty payments due upon commercialization. The Field of Use is defined in the CFFT Award Agreement as the treatment in humans of cystic fibrosis, asbestosis, bronchiectasis, byssinosis, chronic bronchitis/COPD hypersensitivity pneumonitis, pneumoconiosis, primary ciliary dyskinesis, sarcoidosis and silicosis. Either CFFT or we may terminate the 2015 CFFT Award Agreement for cause, which includes our material failure to achieve certain commercialization and development milestones. Our payment obligations, if any, would survive the termination of the 2015 CFFT Award Agreement.

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

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 13, 2021	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

-44-