Form 10-Q
period 2021-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2021-08-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, 125,230,881 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,080,292	$85,433,441
Marketable securities	70,371,664	—
Restricted cash	100,000	350,000
Stock subscriptions receivable	-	960,033
Prepaid expenses and other current assets	2,625,425	3,712,861
Contract asset	2,402,678	1,618,296
Total current assets	111,580,059	92,074,631
Restricted cash	569,900	669,900
Property and equipment, net	3,517,677	4,067,837
Operating lease right of use assets	4,938,889	5,248,525
Other assets	2,614	234,038
Total assets	$120,609,139	$102,294,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$102,693	$710,158
Accounts payable	1,878,244	7,381,183
Accrued expenses	15,087,681	22,005,432
Derivative liability	599,000	797,000
Operating lease liabilities, current	1,069,181	1,004,063
Total current liabilities	18,736,799	31,897,836
Long-term debt, net of debt discount	18,373,099	18,029,005
Operating lease liabilities, noncurrent	6,540,040	7,093,165
Total liabilities	43,649,938	57,020,006
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,083,006 shares issued and outstanding at June 30, 2021 and 150,000,000 shares authorized, and 98,852,696 shares issued and outstanding at December 31, 2020	12,508	9,885
Additional paid-in capital	414,249,029	349,358,378
Accumulated deficit	(337,296,882)	(304,093,338)
Accumulated other comprehensive loss	(5,454)	—
Total stockholders’ equity	76,959,201	45,274,925
Total liabilities and stockholders’ equity	$120,609,139	$102,294,931

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue from awards and licenses	$136,558	$286,346	$784,382	$2,048,405
Operating expenses:
Research and development	11,265,220	30,686,071	21,986,043	54,633,937
General and administrative	5,572,397	7,738,968	10,913,594	15,438,447
Total operating expenses	16,837,617	38,425,039	32,899,637	70,072,384
Operating loss	(16,701,059)	(38,138,693)	(32,115,255	(68,023,979)
Other income (expense), net:
Other income (expense), net	(227,609)	—	(242,703)
Interest income (expense), net	(401,170)	12,649	(1,047,720)	114,642
Change in fair value of derivative liability	204,000	—	198,000
Foreign currency exchange gain (loss), net	(12,538)	20,721	4,134	147,214
Other income (expense), net	(437,317)	33,370	(1,088,289)	261,856
Net loss	$(17,138,376)	$(38,105,323)	$(33,203,544)	$(67,762,123)
Net loss per share, basic and diluted	$(0.15)	$(0.52)	$(0.28)	$(0.95)
Weighted average number of common shares outstanding, basic and diluted	116,364,131	73,885,548	120,722,622	71,578,975

Comprehensive loss:
Net loss	$(17,138,376)	$(38,105,323)	$(33,203,544)	$(67,762,123)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	23,311	—	(5,454)	—
Total other comprehensive income (loss)	23,311	—	(5,454)	—
Total comprehensive loss	$(17,115,065)	$(38,105,323)	$(33,208,998)	$(67,762,123)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2021	125,033,006	$12,503	$411,691,762	$(320,158,506)	$(28,765)	$91,516,994
Stock-based compensation expense	—	—	2,507,272	—	—	2,507,272
Issuance of common stock upon exercise of stock options	50,000	5	49,995	—	—	50,000
Unrealized gain on marketable debt securities	—	—	—	—	23,311	23,311
Net loss	—	—	—	(17,138,376)	—	(17,138,376)
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	72,490,449	$7,249	$245,164,999	$(222,480,758)	$22,691,490
Stock-based compensation expense	—	—	3,348,260	—	3,348,260
Issuance of common stock, net of issuance costs of $2,051,853	8,113,794	811	60,192,331	—	60,193,142
Issuance of common stock upon exercise of stock options	51,605	5	286,305	—	286,310
Net loss	—	—	—	(38,105,323)	(38,105,323)
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879

See notes to the unaudited condensed consolidated financial statements.

For the Six Months Ended June 30, 2021

					Accumulated	Total
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Issuance of common stock, net of issuance costs of $1,820,437	25,391,710	2,539	58,858,262	—	—	58,860,801
Stock-based compensation expense	—	—	5,087,674	—	—	5,087,674
Issuance of common stock upon exercise of stock options	838,600	84	944,715	—	—	944,799
Unrealized loss on marketable debt securities	—	—	—	—	(5,454)	(5,454)
Net loss	—	—	—	(33,203,544)	—	(33,203,544)
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $5,014,643	15,780,461	1,578	103,228,775	—	103,230,353
Stock-based compensation expense	—	—	6,485,779	—	6,485,779
Issuance of common stock upon exercise of stock options	202,494	20	302,285	—	302,305
Net loss	—	—	—	(67,762,123)	(67,762,123)
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,203,544)	$(67,762,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,087,674	6,485,779
Depreciation and amortization	535,846	639,676
Net amortization on premium of marketable securities	152,524	—
Gain on foreign exchange	(68,830)	(120,098)
Operating lease right of use asset amortization	309,636	279,306
Amortization of debt discount	344,094	—
Change in fair value of derivative liability	(198,000)	—
Loss on sale of property and equipment	7,914	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,087,436	852,657
Decrease (increase) in contract asset	(784,382)	2,681,065
Decrease in other assets	231,423	70,883
Increase (decrease) in accounts payable	(5,434,110)	1,866,324
Increase (decrease) in accrued expenses	(6,917,751)	5,737,946
Decrease in deferred revenue	—	(4,729,470
Decrease in operating lease liabilities	(488,006)	(210,227)
Net cash used in operating activities	(39,338,076)	(54,208,282)
Cash flows from investing activities:
Purchases of property and equipment	—	(479,779)
Purchases of marketable securities	(70,529,641)	—
Proceeds from sale of property and equipment	6,400	—
Net cash used in investing activities	(70,523,241)	(479,779)
Cash flows from financing activities:
Repayment of short-term borrowings	(607,465)	(643,723)
Proceeds from issuance of common stock	62,586,070	90,003,980
Issuance costs paid for common stock financings	(1,820,437)	(2,952,113)
Net cash provided by financing activities	60,158,168	86,408,144
Net increase (decrease) in cash, cash equivalents, and restricted cash	(49,703,149)	31,720,083
Cash, cash equivalents, and restricted cash at beginning of the period	86,453,341	31,748,686
Cash, cash equivalents, and restricted cash at end of the period	$36,750,192	$63,468,769
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	870,649	12,752
Stock issuance costs included in accounts payable or accrued expenses	—	195,181
Stock subscriptions receivable	—	16,675,971

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

1. NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is focused on developing new medicines that target inflammation, fibrosis, metabolism and immuno-oncology. Corbus’ current pipeline includes small molecules that activate or inhibit the endocannabinoid system and anti-integrin monoclonal antibodies that block activation of TGFβ. The Company plans to expand its pipeline through internal efforts and business development. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021 (the “2020 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2021, had an accumulated deficit of $337,296,882. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and marketable debt securities of approximately $106,452,000 at June 30, 2021 and the remaining $2,500,000 of proceeds that the Company expects to receive under the 2018 CFF Award before the end of 2021 will be sufficient to meet its operating and capital requirements at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

On August 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company was authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the quarter ended June 30, 2021, the Company did not make any sales of its common stock under the August 2020 Sale Agreement (see Note 12).

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement discussed in Note 11, the valuation of warrants discussed in Note 14, and the derivative liability associated with the K2 Security and Loan agreement discussed in Notes 9 and 15.

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, cash equivalents were comprised of money market funds.

Restricted cash as of at June 30, 2021 included a stand-by letter of credit issued in favor of a landlord for $669,900 of which $100,000 was classified in current assets and $569,900 was classified in noncurrent assets as of at June 30, 2021.

Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2021	December 31, 2020
Cash	$3,858,277	$1,238,611
Cash Equivalents	32,222,015	84,194,830
Cash and cash equivalents	36,080,292	85,433,441

Restricted cash, current	100,000	350,000
Restricted cash, noncurrent	569,900	669,900
Restricted cash	669,900	1,019,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$36,750,192	$86,453,341

As of June 30, 2021, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $7,875,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2020, all of the Company’s cash was held in the United States, except for approximately $1,033,000 of cash which was held principally in its subsidiary in the United Kingdom.

Marketable Securities

Marketable securities consist of investments in debt securities with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ending June 30, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of June 30, 2021 all of the Company’s assets were located in the United States, except for approximately $7,875,000 of cash and cash equivalents, $1,428,000 of prepaid expenses and other assets, and $9,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,033,000 of cash, $1,837,000 of prepaid expenses and other assets, and $23,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2021 or December 31, 2020.

In the second quarter of 2021, the Company became aware that certain tax related disclosures for the years ended December 31, 2019 and 2020 from the December 31, 2020 Annual Report were calculated improperly and will require revision. As the Company has a full valuation allowance, the revisions have no effect on the Company’s financial position, results of operations or cash flows. At December 31, 2020, the tax effect of the Company’s foreign NOL was understated by $1,791,000, US NOL was overstated by $4,592,000, and US tax credits were overstated by $1,765,000 with a corresponding change in the valuation allowance of $4,566,000, offsetting the effect of such adjustments.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded during the three-month or six month periods ending June 30, 2021.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net income (loss)	$(17,138,376)	$(38,105,323)	$(33,203,544)	$(67,762,123)
Weighted average number of common shares-basic	116,364,131	73,885,548	120,722,622	71,578,975
Net income (loss) per share of common stock-basic	$(0.15)	$(0.52)	$(0.28)	$(0.95)

*	Warrants and options that have not been exercised have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of ASU 2019-12 as of January 1, 2021 had no impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In May 2021, the FSB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification of exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of the adoption of ASU 2021-04 and the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which is intended to simplify various aspects of GAAP for certain financial instruments with characteristics of liabilities and equity. The standard is effective for public companies that meet the definition of an SEC filer, excluding entities that are smaller reporting companies as defined by the SEC, for fiscal years, and interim periods within those years, beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the timing of the adoption of ASU 2020-06 and the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities that are eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023 or when it ceases being eligible to be a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of June 30, 2021 (in thousands ):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Commercial paper	$25,571	$-	$-	$25,571
Corporate debt securities	33,368	6	(10)	33,364
Asset Backed Securities “ABS”	11,438	1	(2)	11,437
	$70,377	$7	$(12)	$70,372

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities by contractual maturity as of June 30, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$59,157	$59,162
Maturing after one year but less than three years	11,220	11,210
	$70,377	$70,372

As of December 31, 2020, there were no available-for-sale marketable debt securities.

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$27,222	$-	$-	$27,222
Short term deposits	5,000	-	-	5,000
Marketable Securities:
Commercial paper	-	25,571	-	25,571
Corporate debt securities	-	33,363	-	33,363
ABS	-	11,437	-	11,437
	$32,222	$70,371	$-	$102,593

Liabilities:
Derivative liabilities	$-	$-	$599	$599

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

6. LICENSE AGREEMENTS

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

The Company entered into a License Agreement (the “Milky Way License Agreement”) with Milky Way BioPharma, LLC (“Milky Way”), a subsidiary of Panorama Research Inc., effective May 25, 2021. Pursuant to the Milky Way License Agreement, the Company received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which the Company is referring to as CRB-602. Under the terms of the Milky Way License Agreement, the Company will have sole responsibility for research, development, and commercialization of any Licensed Products, and Company has agreed to use commercially reasonable efforts to perform these activities.

In consideration for the license and other rights granted to the Company under the Milky Way License Agreement, the Company paid Milky Way an upfront payment of $500,000 and issued to Milky Way 147,875 shares of its common stock. The Company notes the issuance occurred subsequent to June 30, 2021. The Company is obligated to pay up to $53,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. At the Company’s election, the Company may satisfy a portion of certain milestone payments by issuing shares of its common stock. In addition, the Company is obligated to pay royalties in the low, single digits on sales of Licensed Products during the life of the applicable licensed patents on a country-by-county and product-by-product basis, which is subject to a minimum annual royalty obligation, as well as a percentage share of certain payments received by Company from sublicensees

The Company entered into a License Agreement (the “UCSF License Agreement”) with the Regents of the University of California (“The Regents”) effective May 26, 2021. Pursuant to the UCSF License Agreement, the Company received an exclusive license to certain patents relating to humanized antibodies against integrin αvβ8, one of which the Company is referring to as CRB-601, along with non-exclusive licenses to certain related know-how and materials.

In consideration for the license and other rights granted to the Company under the UCSF License Agreement, the Company paid The Regents a license issue fee of $1,500,000 and is obligated to pay an annual license maintenance fee, as well as up to $153,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is obligated to pay royalties in the low, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by Company from sublicensees or in connection with the sale of the licensed program.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. ASU 2017-01 requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The Company determined that substantially all of the fair value of the Jenrin Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payment to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Computer hardware and software	$588,120	$626,328
Office furniture and equipment	1,626,491	1,626,491
Leasehold improvements	4,163,860	4,163,860
Property and equipment, gross	6,378,471	6,416,679
Less: accumulated depreciation	(2,860,794)	(2,348,842)
Property and equipment, net	$3,517,677	$4,067,837

Depreciation expense was $263,660 and $320,188 for the three months ended June 30, 2021 and 2020, respectively and $535,846 and $639,676 for the six months ended June 30, 2021 and 2020, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

See Note 6 to the consolidated financial statements in the Company’s 2020 Annual Report for additional information regarding leases.

Pursuant to the terms of our non-cancelable lease agreements in effect at June 30, 2021, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2021:

2021 (Remainder of year)	$806,514
2022	1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$9,389,563

Less: imputed interest	(1,780,342)
Total	$7,609,221

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

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%. Prepaid expenses as of June 30, 2021 and December 31, 2020, included approximately $404,000 and $1,010,000, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at June 30, 2021 was 8.5%.

K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share.

In connection with the Loan Agreement, on July 28, 2020, the Company issued to the Lenders (as defined in the Loan Agreement) a warrant to purchase up to 86,206 common shares (the “K2 Warrant”) at an exercise price of $6.96 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs and is required to make a final payment equal to approximately $1,190,000. See Note 14 for more detail on assumptions used in the valuation of the K2 warrant and see Note 15 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan Agreement outstanding at June 30, 2021, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2021. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At June 30, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $18,373,000 and $18,029,000, respectively. Interest expense for the three months ended June 30, 2021 was approximately $672,000 and was $1,330,000 for the six months ended June 30, 2021. No interest expense or amortization of debt discount recorded for the three months or six months ended June 30, 2020 related to the Loan Agreement.

The net carrying amounts of the liability components consists of the following:

	June 30, 2021	December 31, 2020

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	635,487	291,393
Net Carrying amount	$18,373,099	$18,029,005

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2021	$-
2022	3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020

Accrued clinical operations and trials costs	$10,376,840	$14,132,842
Accrued product development costs	533,402	2,189,047
Accrued compensation	2,669,184	4,222,594
Accrued other	1,508,255	1,460,949
Total	$15,087,681	$22,005,432

11. DEVELOPMENT AWARDS

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

Pursuant to the terms of the Agreement, Corbus will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Products in the Initial Indications in the Territory, and Kaken will bear the cost of, and be responsible for, among other things, preparing and filing applications for regulatory approval in the Territory and for commercializing Licensed Products in the Territory, using commercially reasonable efforts to commercialize the Licensed Products and obtaining pricing approval for Licensed Products in the Territory.

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

The Agreement will remain in effect on a Licensed Product-by-Licensed Product (as defined in the Agreement) basis and will expire upon the expiration of the Royalty Term for the final Licensed Product. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Licensed Product in Japan and ends on the latest of (i) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product for such Initial Indication in Japan, or (iii) ten (10) years after the first commercial sale of such Licensed Product for such Initial Indication in Japan. The Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern or clinical failure, or at its convenience following the second anniversary of the first commercial sale of a Licensed Product in either of the Initial Indications in the Territory, with 180 days’ notice.

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

The Company assessed this arrangement in accordance with GAAP and concluded that the contract counterparty, Kaken, is a customer. The Company identified the following material promises under the arrangement: (1) the exclusive license to commercialize lenabasum; (2) the product’s initial know-how transfer; (3) election to use the product trademarks; (4) the sharing of data gathered through the execution of the Global Development Plan (as defined in the Agreement) for the Initial Indications; and (5) Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”)-required supplemental studies. The Company identified two performance obligations; (1) the combined performance obligation of the License, initial know-how transfer and license to the Company’s product trademarks; and (2) the sharing of data gathered through the execution of the Global Development Plan for the Initial Indications. The Company determined that the license and initial know-how transfer were not distinct from another in the context of the contract, as initial know-how transfer is highly interrelated to the license and Kaken would incur significant costs to re-create the know-how of the Company. The Company determined that the election to use the product trademarks license contributes to the exclusivity of the license and, therefore, is combined with the license. The PMDA-required supplemental study is a contingent promise although not a performance obligation as the promise does not provide Kaken with a material right.

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

The Company was required to make a $2,700,000 royalty payment to the Cystic Fibrosis Foundation (the “CFF”) within 60 days of receipt of the upfront cash payment from Kaken pursuant to the 2018 CFF Award (as defined below). This obligation was paid by the Company to CFF in May 2019.

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the CFF, a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $22,500,000 in the aggregate through September 30, 2020 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The Company expects that the final $2,500,000 of the 2018 CFF Award will be paid upon the Company’s achievement of the last remaining milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement, and the Company expects to receive the remainder before the end of the second half of 2021.

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

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field (as defined in the Investment Agreement), (ii) royalty payments to CFF of one percent of net sales of Non-Field Products (as defined in the Investment Agreement) due within sixty days after any quarter in which such net sales occur, and (iii) royalty payments to CFF of ten percent of any amount the Company and its stockholders receive in connection with the license, sale, or other transfer to a third party of lenabasum, if indicated for the treatment or prevention of CF, or a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Accordingly, the Company will owe to CFF a royalty payment equal to 10% of any amounts the Company receives as payment under the collaboration agreement with Kaken, provided that the total royalties that the Company will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award. The Company may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, the Company was required to pay CFF $2,700,000 in May 2019 as a result of its receipt of the $27,000,000 upfront cash payment from Kaken.

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

Under the Investment Agreement, the Company recorded $136,558 and $286,346 of revenue during the three months ended June 30, 2021 and 2020, respectively, and recorded $784,382 and $2,048,405 of revenue during the six months ended June 30, 2021 and 2020, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

The Company has billed and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 in 2020. No milestone payments were received in the first half of 2021. The corresponding contract asset increased from $1,618,000 at December 31, 2020 to $2,403,000 at June 30, 2021 as a result of the additional revenue recognized during the first half of 2021.

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

12. COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,083,006 shares were issued and outstanding as of June 30, 2021. The Company had 150,000,000 shares authorized, and 98,852,696 shares issued and outstanding as of December 31, 2020.

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

On April 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “April 2020 Sale Agreement”) with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the three and six months ended June 30, 2021, the Company did not sell any shares of its common stock under the April 2020 Sale Agreement. During the three and six months ended June 30, 2020, the Company sold 8,113,794 shares of its common stock under the April 2020 Sale Agreement for which the Company received gross proceeds of approximately $62,244,000, less estimated issuance costs incurred of approximately $2,052,000. The Company completed sales of the $75,000,000 of shares of the Company’s common stock under the April 2020 Sale Agreement prior to beginning to sell shares under the August 2020 Sale Agreement.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three months and six months ended June 30, 2021, the Company sold zero shares and 25,391,710 shares, respectively, of its common stock under the August 2020 Sale Agreement. The Company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437 for the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company did not sell any shares of its common stock under the August 2020 Sale Agreement.

During the three and six months ended June 30, 2021, the Company issued 50,000 and 838,600 shares of common stock upon the exercise of stock options to purchase common stock, respectively. During the three and six months ended June 30, 2021, the Company received proceeds of $50,000 and $944,800 from these exercises, respectively. During the three and six months ended June 30, 2020, the Company issued 51,605 and 202,494 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $286,310 and $302,305 from these exercises, respectively.

No warrants were exercised during the three and six months ended June 30, 2021 and 2020.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, there was a total of 23,070,842 shares reserved for issuance under the 2014 plan and there were 8,840,939 shares available for future grants. As of June 30, 2020 there were 5,512,150 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2021, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020. As of January 1, 2021, there was a total of 25,570,842 shares reserved for issuance under the 2014 Plan and there were 9,869,051 shares available for future grants. As of June 30, 2021 there were 4,843,265 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended June 30, 2021 and 2020, respectively, the Company recorded non-cash, stock-based compensation expense of $2,507,272 and $3,348,260, net of estimated forfeitures. For stock options issued and outstanding for the six months ended June 30, 2021 and 2020, respectively, the Company recorded non-cash, stock-based compensation expense of $5,087,674 and $6,485,779, respectively, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development expenses	$913,003	$1,522,571	$1,800,080	$2,887,461
General and administrative expenses	1,594,269	1,825,689	3,287,594	3,598,318
Total stock-based compensation	$2,507,272	$3,348,260	$5,087,674	$6,485,779

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Six Months Ended June 30,
	2021	2020
Risk free interest rate	0.71%	0.62%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	103.46%	82.89%
Estimated forfeiture rate	8.74%	5.98%

A summary of option activity for the six months ended June 30, 2021 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	14,289,643	$5.15
Granted	6,613,800	2.53
Exercised	(838,600)	1.13
Forfeited	(1,588,014)	5.25
Outstanding at June 30, 2021	18,476,829	$4.38	7.31	$2,805,174
Vested at June 30, 2021	9,568,928	$5.23	5.54	$2,710,024
Vested and expected to vest at June 30, 2021	17,440,115	$4.47	7.19	$2,793,225

The weighted average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 was $2.05 and $3.44 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was approximately $1,769,714 and $1,030,994, respectively. The total fair value of options that were vested as of June 30, 2021 and 2020 was $37,286,931 and $31,198,928, respectively. As of June 30, 2021, there was approximately $19,454,546 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.71 years as of June 30, 2021.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2021 and 2020.

At June 30, 2021, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 4.11 years.

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

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2020 to June 30, 2021 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2020 to June 30, 2021 has remained consistent. The value of these features was determined to be approximately $797,000 at December 31, 2020 and $599,000 at June 30, 2021 which resulted in $198,000 of other expense in the first half of 2021. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the quarter ended June 30, 2021 is presented below.

June 30, 2021
Beginning balance, December 31, 2020	$797,000
Change in fair value of derivative liabilities	(198,000)
Ending balance, June 30, 2021	$599,000

16. SUBSEQUENT EVENTS

On August 3, 2021, the Company received a foreign R&D tax credit refund, related to its UK subsidiary, in the amount of $12,279,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

We are an immunology company focused on developing new medicines that target inflammation, fibrosis, metabolism and immuno-oncology. We are developing a diverse pipeline of drug candidates across several distinct programs as well as evaluating potential external candidates complementary to our existing programs. Our pipeline includes small molecules that activate or inhibit the endocannabinoid system and anti-integrin monoclonal antibodies that block activation of TGFβ.

Our pipeline includes the following programs:

1.	Lenabasum, a novel, synthetic, oral, cannabinoid receptor type 2 (CB2) agonist designed to resolve chronic inflammation, limit fibrosis and support tissue repair. Lenabasum is in clinical development for treatment of autoimmune diseases. We are currently evaluating lenabasum for safety and efficacy in a Phase 2 study in systemic lupus erythematosus (SLE) with top line results expected by the end of 2021. We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary or secondary endpoints. We are planning on meeting with the FDA to discuss next steps in the dermatomyositis program.

2.	Peripherally-restricted cannabinoid receptor type 1 (CB1) inverse agonists designed to treat metabolic and related disorders. Our compounds promote weight loss and improve glucose tolerance and insulin sensitivity in a preclinical model of diet-induced obesity. We are currently evaluating a number of compounds in pre-clinical studies and expect to file an Investigational New Drug Application (IND) in 2022.

3.

Integrin targeting monoclonal antibodies (mAbs) that inhibit the activation of TGFβ, a multifunctional cytokine involved in many cellular processes, including cell growth and differentiation, immune responses, wound healing, and tissue repair. TGFβ plays a key role in fibrosis and promotes cancer growth and metastasis via its effects in the tumor microenvironment (TME).

We are developing CRB-601, an anti αvβ8 mAb for the treatment of solid tumors in combination with existing therapies, including checkpoint inhibitors. CRB-602 is an anti-αvβ6/αvβ8 mAb for the treatment of fibrosis and cancer. Both αvβ6 and αvβ8 have been implicated in fibrotic diseases and in cancers of epithelial cell origin. We expect to file an IND for CRB-601 in late 2022 and an IND for CRB-602 in late 2022 or early 2023.

4.

Novel CB2 agonists that are designed to treat cancer. Our compounds have demonstrated activity against tumor cells in vitro, and several show activity as monotherapy in animal models of solid tumors. We are currently evaluating these compounds in pre-clinical studies, in combination with other cancer therapies such as checkpoint inhibitors. We expect to complete candidate selection this year.

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

On May 25, 2021, we entered into a License Agreement (“the Milky Way License Agreement”) with Milky Way BioPharma, LLC (‘Milky Way”), a subsidiary of Panorama Research Inc., pursuant to which we received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which we are referring to as CRB-602. Under the terms of the Milky Way License Agreement, we will have sole responsibility for research, development, and commercialization of any Licensed Products, and hawse have agreed to use commercially reasonable efforts to perform these activities. In consideration for the license and other rights granted to us under the Milky Way License Agreement, we paid Milky Way an upfront payment of $500,000 and issued to Milky Way 147,875 shares of our common stock, par value $0.0001 per share (the “Common Stock”). The Company notes the issuance occurred subsequent to June 30, 2021. We are obligated to pay up to $53,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. At our election, we may satisfy a portion of certain milestone payments by issuing shares of Common Stock. In addition, we are obligated to pay royalties in the low, single digits on sales of Licensed Products during the life of the applicable licensed patents on a country-by-county and product-by-product basis, which is subject to a minimum annual royalty obligation, as well as a percentage share of certain payments received us from sublicensees.

On May 26, 2021, we entered into a License Agreement (the “UCSF License Agreement”) with The Regents of the University of California (“The Regents”), pursuant to which we received an exclusive license to certain patents relating to humanized antibodies against integrin αvβ8, one of which we are referring to as CRB-601, along with non-exclusive licenses to certain related know-how and materials. In consideration for the license and other rights granted to us under the UCSF License Agreement, we paid The Regents a license issue fee of $1,500,000 and are obligated to pay an annual license maintenance fee, as well as up to $153,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. In addition, we are obligated to pay royalties in the low, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by us from sublicensees or in connection with the sale of the licensed program.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products and at June 30, 2021, we had an accumulated deficit of approximately $337,297,000. We historically have incurred net losses. Our net losses for the three months ended June 30, 2021 and 2020, were approximately $17,138,000 and $38,105,000, respectively. For the six months ended June 30, 2021 and 2020, our net losses were approximately $33,204,000 and $67,762,000, respectively.

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

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

●	conduct preclinical and clinical trials for our product candidates in SLE and other indications;

●	continue our research and development efforts; and

●	manufacture clinical study materials.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $137,000 and $286,000 of revenue in the three months ended June 30, 2021 and 2020, respectively.

Amounts recognized in revenue for the three months ended June 30, 2021 and 2020 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the second half of 2021.

Research and Development Expenses

Research and development expenses are incurred for the development of lenabasum and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing lenabasum for clinical trials and conducting clinical trials. We anticipate that our research and development expenses will continue to decrease in the future as our cystic fibrosis, systemic sclerosis, and dermatomyositis trials are substantially completed.

Research and development expenses were approximately $11,265,000 for the three months ended June 30, 2021 and $30,686,000 for the three months ended June 30, 2020. The $19,421,000 decrease in research and development expenses is primarily due to lower clinical trial expenses of $13,549,000, associated with the end of lenabasum clinical studies. There was also a decrease of $3,314,000 in drug manufacturing costs, $1,419,000 in toxicology costs, $610,000 in stock compensation costs, and $2,727,000 in compensation costs compared to the three months ended June 30, 2020. These cost decreases were offset by a $2,250,000 increase in expense during the quarter ended June 30, 2021 for the upfront payments made to in-license integrin drugs.

During 2019, we formed a subsidiary in each of the United Kingdom and Australia and approximately 13% and 46% of research and development expenses recorded for the three months ended June 30, 2021 and 2020, respectively, were recorded in these entities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services.

General and administrative expenses were $5,572,000 for the three months ended June 30, 2021 and $7,739,000 for the three months ended June 30, 2020. The $2,167,000 decrease in general and administrative expense is primarily due to lower compensation and commercialization expenses of $1,021,000 and $742,000, respectively.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our outstanding debt, interest income we earn on our interest-bearing accounts, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

Other expense, net for the three months ended June 30, 2021 totaled approximately $437,000, a decrease of approximately $470,000 over the $33,000 of other income, net recorded for the three months ended June 30, 2020. The decrease was primarily attributable to approximately $672,000 of interest expense related to the K2HV security and loan agreement.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

We have recognized $784,000 and $2,048,000 of revenue in the six months ended June 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses were approximately $21,986,000 for the six months ended June 30, 2021 and $54,634,000 for the six months ended June 30, 2020. The $32,648,000 decrease in research and development expenses is primarily due to lower clinical expenses of $19,286,000, associated with the end of lenabasum clinical studies. There was also a decrease of $5,946,000 in manufacturing and drug manufacturing costs, $4,441,000 in compensation costs, $2,028,000 in toxicology costs, $1,163,000 in analytical testing, $1,087,000 in stock compensation costs, and $499,000 in consulting costs, compared to the six months ended June 30, 2020. These cost decreases were offset by a $2,250,000 increase in expense during the six months ended June 30, 2021 for the upfront payments made to in-license integrin drugs.

Approximately 25% and 46% of research and development expenses recorded for the six months ended June 30, 2021 and 2020, were recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expenses were $10,914,000 for the six months ended June 30, 2021 and $15,438,000 for the six months ended June 30, 2020. The $4,524,000 decrease in general and administrative expense is primarily due to $1,455,000 of compensation costs, $1,544,000 of commercialization costs, $449,000 of consulting costs, $311,000 of stock compensation costs, and $257,000 of information systems costs.

Other Income (Expense), Net

Other expense, net for the six months ended June 30, 2021 totaled approximately $1,088,000, a decrease of approximately $1,350,000 over the $262,000 of other income, net recorded for the six months ended June 30, 2020. The decrease was primarily attributable to approximately $1,330,000 of interest expense related to the K2HV security and loan agreement.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of our phase 2 SLE clinical trial has been or is expected to be funded by grants from the National Institutes of Health, and our phase 2b Clinical Trial was supported by the 2018 CFF Award. At June 30, 2021, our accumulated deficit since inception was approximately $337,297,000.

At June 30, 2021, we had total current assets of approximately $111,580,000 and total current liabilities of approximately $18,737,000, resulting in working capital of approximately $92,843,000. Of our total cash, cash equivalents, marketable securities, and restricted cash approximately $107,122,000 at June 30, 2021, approximately $99,247,000 was held within the United States.

Net cash used in operating activities for the six months ended June 30, 2021 was approximately $39,338,000, which includes a net loss of approximately $33,204,000, adjusted for non-cash expenses of approximately $6,171,000 largely related to stock-based compensation expense, and approximately $12,305,000 of cash used by net working capital items principally due to decreases in accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2021 totaled approximately $70,523,000, which was principally related to purchases of marketable securities.

Cash provided by financing activities for the six months ended June 30, 2021 totaled approximately $60,158,000. On August 7, 2020, we entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of June 30, 2021 we have sold 40,937,861 shares of our common stock under the August 2020 Sale Agreement for approximate gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

During the six months ended June 30, 2021, we issued 838,600 shares of common stock upon the exercise of stock options to purchase common stock and we received proceeds of approximately $945,000 from these exercises.

We expect our cash, cash equivalents, marketable securities, and restricted cash of approximately $107,122,000 at June 30, 2021 together with the final $2,500,000 milestone payment from the 2018 CFF Award and the $12,279,000 refundable foreign tax credit will be sufficient to meet our operating and capital requirements into 2024, based on current planned expenditures. The $2,500,000 remainder of the up to $25,000,000 2018 CFF Award is payable to us upon the achievement of the final milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We expect to achieve this milestone by the end of the second half of 2021.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Revenue Recognition

Revenue from awards was recognized in accordance with GAAP and pertains only to the 2018 CFF Award.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended.*

10.1	License Agreement, dated May 25, 2021, between Corbus Pharmaceuticals, Inc. and Milky Way BioPharma, LLC.*#

10.2	License Agreement, dated May 26, 2021, between Corbus Pharmaceuticals, Inc. and The Regents of the University of California.*#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Certain portions of this exhibit (indicated by “[****]”) have been omitted as we have determined (1) it is not material and (2) is the type that the Company treats as private or confidential.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended.*

10.1	License Agreement, dated May 25, 2021, between Corbus Pharmaceuticals, Inc. and Milky Way BioPharma, LLC.*#

10.2	License Agreement, dated May 26, 2021, between Corbus Pharmaceuticals, Inc. and The Regents of the University of California.*#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
#	Certain portions of this exhibit (indicated by “[****]”) have been omitted as we have determined (1) it is not material and (2) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 12, 2021	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

-41-