Form 10-Q
period 2021-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2021-11-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, 125,230,881 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,118,654	$85,433,441
Marketable securities	69,744,151	—
Restricted cash	192,475	350,000
Stock subscriptions receivable	—	960,033
Prepaid expenses and other current assets	2,111,858	3,712,861
Contract asset	2,500,000	1,618,296
Total current assets	111,667,138	92,074,631
Restricted cash	477,425	669,900
Property and equipment, net	2,652,828	4,067,837
Operating lease right of use assets	4,776,571	5,248,525
Other assets	—	234,038
Total assets	$119,573,962	$102,294,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$710,158
Accounts payable	2,545,919	7,381,183
Accrued expenses	13,368,133	22,005,432
Derivative liability	126,857	797,000
Operating lease liabilities, current	1,102,727	1,004,063
Total current liabilities	17,143,636	31,897,836
Long-term debt, net of debt discount	18,550,502	18,029,005
Operating lease liabilities, noncurrent	6,251,038	7,093,165
Total liabilities	41,945,176	57,020,006
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,230,881 shares issued and outstanding at September 30, 2021 and 150,000,000 shares authorized, and 98,852,696 shares issued and outstanding at December 31, 2020	12,523	9,885
Additional paid-in capital	417,098,261	349,358,378
Accumulated deficit	(339,473,031)	(304,093,338)
Accumulated other comprehensive loss	(8,967)	—
Total stockholders’ equity	77,628,786	45,274,925
Total liabilities and stockholders’ equity	$119,573,962	$102,294,931

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from awards and licenses	$97,323	$1,230,621	$881,705	$3,279,026
Operating expenses:
Research and development	8,695,641	27,522,989	30,681,684	82,156,926
General and administrative	5,277,090	7,681,573	16,190,684	23,120,020
Total operating expenses	13,972,731	35,204,562	46,872,368	105,276,946
Operating loss	(13,875,408)	(33,973,941)	(45,990,663)	(101,997,920)
Other income (expense), net:
Other income (expense), net	12,033,031	(4,972)	11,790,328	4,005
Interest income (expense), net	(391,867)	(454,319)	(1,439,587)	(348,654)
Change in fair value of derivative liability	472,143	(211,000)	670,143	(211,000)
Foreign currency exchange gain (loss), net	(414,048)	(251,117)	(409,914)	(103,903)
Other income (expense), net	11,699,259	(921,408)	10,610,970	(659,552)
Net loss	$(2,176,149)	$(34,895,349)	$(35,379,693)	$(102,657,472)
Net loss per share, basic and diluted	$(0.02)	$(0.43)	$(0.29)	$(1.37)
Weighted average number of common shares outstanding, basic and diluted	125,209,985	81,879,119	122,234,847	75,037,418

Comprehensive loss:
Net loss	$(2,176,149)	$(34,895,349)	$(35,379,693)	$(102,657,472)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	(3,513)	—	(8,967)	—
Total other comprehensive income (loss)	(3,513)	—	(8,967)	—
Total comprehensive loss	$(2,179,662)	$(34,895,349)	$(35,388,660)	$(102,657,472)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201
Issuance of common stock, net of issuance costs of $0	147,875	15	249,985	—	—	250,000
Stock-based compensation expense	—	—	2,599,247	—	—	2,599,247
Unrealized loss on marketable debt securities	—	—	—	—	(3,513)	(3,513)
Net loss	—	—	—	(2,176,149)	—	(2,176,149)
Balance at September 30, 2021	125,230,881	$12,523	$417,098,261	$(339,473,031)	$(8,967)	$77,628,786

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	80,655,848	$8,065	$308,991,895	$(260,586,081)	$48,413,879
Stock-based compensation expense	—	—	3,630,996	—	3,630,996
Issuance of common stock, net of issuance costs of $350,471	1,504,473	150	11,331,739	—	11,331,889
Issuance of common stock upon exercise of stock options	47,084	5	271,923	—	271,928
Fair Value of warrant issued in connection with K2HV	—	—	472,409	—	472,409
Net loss	—	—	—	(34,895,349)	(34,895,349)
Balance at September 30, 2020	82,207,405	$8,220	$324,698,962	$(295,481,430)	$29,225,752

See notes to the unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Issuance of common stock, net of issuance costs of $1,820,437	25,539,585	2,554	59,108,247	—	—	59,110,801
Stock-based compensation expense	—	—	7,686,921	—	—	7,686,921
Issuance of common stock upon exercise of stock options	838,600	84	944,715	—	—	944,799
Unrealized loss on marketable debt securities	—	—	—	—	(8,967)	(8,967)
Net loss	—	—	—	(35,379,693)	—	(35,379,693)
Balance at September 30, 2021	125,230,881	$12,523	$417,098,261	$(339,473,031)	$(8,967)	$77,628,786

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$6,157,565
Issuance of common stock, net of issuance costs of $5,365,114	17,284,934	1,728	114,560,514	—	114,562,242
Stock-based compensation expense	—	—	10,116,775	—	10,116,775
Issuance of common stock upon exercise of stock options	249,578	25	574,208	—	574,233
Fair Value of warrant issued in connection with K2HV	—	—	472,409	—	472,409
Net loss	—	—	—	(102,657,472)	(102,657,472)
Balance at September 30, 2020	82,207,405	$8,220	$324,698,962	$(295,481,430)	$29,225,752

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,379,693)	$(102,657,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,686,921	10,116,775
Depreciation and amortization	792,132	841,755
Loss on impairment of fixed assets	606,078	—
Net amortization on premium of marketable securities	493,722	—
(Gain) Loss on foreign exchange	361,327	(134,368)
Operating lease right of use asset amortization	471,954	422,735
Amortization of debt discount	521,497	118,977
Change in fair value of derivative liability	(670,143)	211,000
Loss on sale of property and equipment	9,099	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,601,003	1,547,550
Decrease (increase) in contract asset	(881,704)	1,720,974
Decrease in other assets	234,037	71,927
Increase (decrease) in accounts payable	(5,196,591)	458,646
Increase (decrease) in accrued expenses	(8,387,299)	6,186,850
Decrease in operating lease liabilities	(743,462)	(366,744)
Net cash used in operating activities	(38,481,122)	(81,461,395)
Cash flows from investing activities:
Purchases of marketable securities	(77,266,596)	—
Proceeds from sales and maturities of marketable securities	7,019,756	—
Purchases of property and equipment	—	(536,577)
Proceeds from sale of property and equipment	7,700	—
Net cash used in investing activities	(70,239,140)	(536,577)
Cash flows from financing activities:
Repayment of short-term borrowings	(710,158)	(752,659)
Proceeds from issuance of common stock	62,586,070	120,501,589
Issuance costs paid for common stock financings	(1,820,437)	(5,365,114)
Proceeds from issuance of debt, net	—	18,756,021
Net cash provided by financing activities	60,055,475	133,139,837
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,664,787)	51,141,865
Cash, cash equivalents, and restricted cash at beginning of the period	86,453,341	31,748,686
Cash, cash equivalents, and restricted cash at end of the period	$37,788,554	$82,890,551
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,305,512	$192,417
Fair value of warrants issued with K2HV loan agreement	—	472,409
Write off of fully depreciated property and equipment	—	156,645

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021 (the “2020 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2021, had an accumulated deficit of $339,473,031. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and marketable securities of approximately $106,863,000 at September 30, 2021 and the remaining $2,500,000 of proceeds that the Company expects to receive under the 2018 CFF Award before the end of 2021 will be sufficient to meet its operating and capital requirements at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

On August 7, 2020, the Company entered into an Open Market Sale Agreement (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company was authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the quarter ended September 30, 2021, the Company did not make any sales of its common stock under the August 2020 Sale Agreement. The Company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437 for the nine months ended September 30, 2021 for sales of its common stock under the August 2020 Sale Agreement (see Note 12).

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with GAAP, except as described in Note 1 with respect to condensed information.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At September 30, 2021 and December 31, 2020, cash equivalents were comprised of money market funds.

Restricted cash as of September 30, 2021 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of September 30, 2021.

Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2021	December 31, 2020
Cash	$7,595,095	$1,238,611
Cash Equivalents	29,523,559	84,194,830
Cash and cash equivalents	$37,118,654	$85,433,441

Restricted cash, current	192,475	350,000
Restricted cash, noncurrent	477,425	669,900
Restricted cash	669,900	1,019,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,788,554	$86,453,341

As of September 30, 2021, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $6,610,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2020, all of the Company’s cash was held in the United States, except for approximately $1,033,000 of cash which was held principally in its subsidiary in the United Kingdom.

Marketable Securities

Marketable securities consist of investments in debt securities and term deposits with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

The Company has subleased a portion of its leased facility under an agreement considered to be an operating lease according to GAAP. The Company has not been legally released from its primary obligations under the original lease and therefore it continues to account for the original lease as it did before commencement of the sublease. The Company will record both fixed and variable payments received from the sublessee in its statement of operations on a straight-line basis as an offset to rent expense.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of September 30, 2021 all of the Company’s assets were located in the United States, except for approximately $13,347,000 of cash, cash equivalents, and marketable securities, $1,729,000 of prepaid expenses and other assets, and $4,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,033,000 of cash, $1,837,000 of prepaid expenses and other assets, and $23,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2021 or December 31, 2020.

In the three months ended September 30, 2021, the Company received from a foreign taxing authority, an aggregate $12.3 million of cash payments for refundable research and development tax credits that were earned on certain research and development expenses incurred outside of the United States. The Company recorded the $12.3 million in other income in the accompanying statements of operations for the three and nine months ended September 30, 2021.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company recognized an impairment loss of approximately $606,000 in the third quarter of 2021 to write down the value of leasehold improvements as a result of entering into a sublease. The company notes no other impairment charges were taken in 2021. See Note 8 for more details on sublease agreement.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(2,176,149)	$(34,895,349)	$(35,379,693)	$(102,657,472)
Weighted average number of common shares-basic	125,209,985	81,879,119	122,234,847	75,037,418
Net income (loss) per share of common stock-basic	$(0.02)	$(0.43)	$(0.29)	$(1.37)

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

4. MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of September 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Commercial paper	$19,184	$—	$—	$19,184
Corporate debt securities	33,077	5	(12)	33,070
Asset Backed Securities “ABS”	10,755	1	(3)	10,753
Term deposits	6,737	—	—	6,737
Total	$69,753	$6	$(15)	$69,744

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$58,633	$58,633
Maturing after one year but less than three years	11,120	11,111
	$69,753	$69,744

As of December 31, 2020, there were no available-for-sale marketable securities.

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$29,524	$—	$—	$29,524
Marketable Securities:
Term deposits	6,737	—	—	6,737
Commercial paper	—	19,184	—	19,184
Corporate debt securities	—	33,070	—	33,070
ABS	—	10,753	—	10,753
	$36,261	$63,007	$—	$99,268

Liabilities:
Derivative liabilities	$—	$—	$127	$127

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money Market funds	$84,195	$—	$—	$84,195
	$84,195	$—	$—	$84,195

Liabilities
Derivative Liabilities	$—	$—	$797	$797

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

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Computer hardware and software	$581,426	$626,328
Office furniture and equipment	1,626,491	1,626,491
Leasehold improvements	3,315,021	4,163,860
Property and equipment, gross	5,522,938	6,416,679
Less: accumulated depreciation	(2,870,110)	(2,348,842)
Property and equipment, net	$2,652,828	$4,067,837

Depreciation expense was $256,286 and $202,079 for the three months ended September 30, 2021 and 2020, respectively and $792,132 and $841,755 for the nine months ended September 30, 2021 and 2020, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

See Note 6 to the consolidated financial statements in the Company’s 2020 Annual Report for additional information regarding leases.

Pursuant to the terms of our non-cancelable lease agreements in effect at September 30, 2021, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2021:

2021 (Remainder of year)	$403,257
2022	1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$8,986,306

Less: imputed interest	(1,632,541)
Total	$7,353,765

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commences on October 1, 2021 and ends October 31, 2026. The Company notes no sublease income was recognized and offset against rent expense for the three and nine months ended September 30, 2021 and 2020.

Undiscounted sublease cash inflows have been summarized in the following table:

2021 (Remainder of year)	$—
2022	104,971
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,112,285

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

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrues on this loan at an annual rate of 4.89%. Prepaid expenses as of September 30, 2021 and December 31, 2020, included approximately $101,042 and $1,010,000, respectively, related to the underlying insurance policy being financed. This loan was fully repaid in July 2021.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at September 30, 2021 was 8.5%.

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

The total principal amount of the loan under the Loan Agreement outstanding at September 30, 2021, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2021. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At September 30, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $18,551,000 and $18,029,000, respectively. Interest expense for the three months ended September 30, 2021 was approximately $686,000 and was $2,016,000 for the nine months ended September 30, 2021. Interest expense was approximately $460,000 for the three and nine months ended September 30, 2020.

The net carrying amounts of the liability components consists of the following:

	September 30, 2021	December 31, 2020

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	812,890	291,393
Net Carrying amount	$18,550,502	$18,029,005

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2021	$—
2022	3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020

Accrued clinical operations and trials costs	$8,431,267	$14,132,842
Accrued product development costs	240,648	2,189,047
Accrued compensation	3,337,362	4,222,594
Accrued other	1,358,856	1,460,949
Total	$13,368,133	$22,005,432

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

Under the Investment Agreement, the Company recorded $97,323 and $1,230,621 of revenue during the three months ended September 30, 2021 and 2020, respectively, and recorded $881,705 and $3,279,026 of revenue during the nine months ended September 30, 2021 and 2020, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

The Company has billed and received $22,500,000 so far in milestone payments including $12,500,000 in 2018, $5,000,000 in 2019 and $5,000,000 in 2020. No milestone payments were billed or received in the first three quarters of 2021. The Company did bill the final $2,500,000 milestone invoice in October 2021. The corresponding contract asset increased from $1,618,000 at December 31, 2020 to $2,500,000 at September 30, 2021 as a result of the additional revenue recognized during the first three quarters of 2021.

The CFF Warrant is accounted for as a payment to the customer under GAAP. See Note 14 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately three years and will be completed in the fourth quarter of 2021. The amounts received that have not yet been recognized as revenue are recorded as contract liabilities and the amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets on the Company’s condensed consolidated balance sheet.

12. COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,230,881 shares were issued and outstanding as of September 30, 2021. The Company had 150,000,000 shares authorized, and 98,852,696 shares issued and outstanding as of December 31, 2020.

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

On April 7, 2020, the Company entered into an Open Market Sale Agreement (the “April 2020 Sale Agreement”) with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the three and nine months ended September 30, 2021, the Company did not sell any shares of its common stock under the April 2020 Sale Agreement. During the three and nine months ended September 30, 2020, the Company sold 1,504,473 and 9,618,267, respectively, shares of its common stock under the April 2020 Sale Agreement for which the Company received net proceeds of approximately $11,331,889 and $71,709,534, respectively. The Company completed sales of the $75,000,000 of shares of the Company’s common stock under the April 2020 Sale Agreement prior to beginning to sell shares under the August 2020 Sale Agreement.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three and nine months ended September 30, 2021, the Company sold zero shares and 25,391,710 shares, respectively, of its common stock under the August 2020 Sale Agreement. The Company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437 for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company did not sell any shares of its common stock and received no gross proceeds under the August 2020 Sale Agreement.

During the three and nine months ended September 30, 2021, the Company issued zero and 838,600 shares of common stock upon the exercise of stock options to purchase common stock, respectively. During the three and nine months ended September 30, 2021, the Company received proceeds of $0 and $944,799 from these exercises, respectively. During the three and nine months ended September 30, 2020, the Company issued 47,084 and 249,578 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $271,928 and $574,233 from these exercises, respectively.

During the three and nine months ended September 30, 2021, the Company issued 147,875 shares of restricted common stock pursuant to the Milky Way License Agreement. No restricted common shares were issued during the three and nine months ended September 30, 2020.

No warrants were exercised during the three and nine months ended September 30, 2021 and 2020.

13. STOCK OPTIONS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board of Directors (the "Board") may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors.

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board may determine that such increase will provide for a lesser number of shares.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2014 Plan increased by 4,527,103 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, there was a total of 23,070,842 shares reserved for issuance under the 2014 plan and there were 8,840,939 shares available for future grants. As of September 30, 2020 there were 5,228,780 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2021, the number of shares of common stock available for issuance under the 2014 Plan increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020. As of January 1, 2021, there was a total of 25,570,842 shares reserved for issuance under the 2014 Plan and there were 9,869,051 shares available for future grants. As of September 30, 2021 there were 6,071,775 shares available for future grants.

Stock-based Compensation

For stock options issued and outstanding for the three months ended September 30, 2021 and 2020, respectively, the Company recorded non-cash, stock-based compensation expense of $2,599,247 and $3,630,996, net of estimated forfeitures. For stock options issued and outstanding for the nine months ended September 30, 2021 and 2020, respectively, the Company recorded non-cash, stock-based compensation expense of $7,686,921 and $10,116,775, respectively, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development expenses	$986,406	$1,667,986	$2,786,486	$4,555,447
General and administrative expenses	1,612,841	1,963,010	4,900,435	5,561,328
Total stock-based compensation	$2,599,247	$3,630,996	$7,686,921	$10,116,775

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	0.71%	0.59%
Expected dividend yield	0%	0%
Expected term in years	6.23	6.25
Expected volatility	103.43%	82.89%
Estimated forfeiture rate	8.78%	5.92%

A summary of option activity for the nine months ended September 30, 2021 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	14,289,643	$5.15
Granted	6,788,800	2.50
Exercised	(838,600)	1.13
Forfeited	(2,987,752)	4.62
Expired	(3,772)	0.11
Outstanding at September 30, 2021	17,248,319	$4.39	6.94	$2,922,393
Vested at September 30, 2021	9,928,222	$5.19	5.42	$2,714,243
Vested and expected to vest at September 30, 2021	16,474,538	$4.46	6.84	$2,891,015

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $2.02 and $3.61 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was approximately $1,769,714 and $1,141,083, respectively. The total fair value of options that were vested as of September 30, 2021 and 2020 was $38,806,156 and $34,180,750, respectively. As of September 30, 2021, there was approximately $14,798,875 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.55 years as of September 30, 2021.

14. WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 3.86 years.

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

Risk free interest rate	2.60%
Expected dividend yield	—%
Expected term in years	7.00
Expected volatility	83.5%

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

Risk free interest rate	0.60%
Expected dividend yield	—%
Expected term in years	10.00
Expected volatility	80.0%

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

Risk free interest rate	0.90%
Expected dividend yield	—%
Expected term in years	5.00
Expected volatility	100.6%

15. DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and marked to market each reporting period after assessing the agreement under GAAP.

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2020 to September 30, 2021 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2020 to September 30, 2021 has remained consistent. The value of these features was determined to be approximately $797,000 at December 31, 2020 and $126,857 at September 30, 2021 which resulted in $670,143 of other expense in the first nine months of 2021. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the nine months ended September 30, 2021 is presented below.

September 30, 2021
Beginning balance, December 31, 2020	$797,000
Change in fair value of derivative liabilities	(670,143)
Ending balance, September 30, 2021	$126,857

16. SUBSEQUENT EVENTS

The Company billed the remaining $2,500,000 milestone payment to CFF in October 2021 after submitting the final clinical study report. CFF's acceptance of this report will then trigger payment.

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
our history of operating losses;
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

Our pipeline includes the following programs:

•
Anti-integrin monoclonal antibodies (mAbs) that inhibit the activation of TGFβ, a multifunctional cytokine which mediates immune evasion and plays a key role in promoting cancer growth and metastasis via its immunosuppressive effects in the tumor microenvironment. We are developing CRB-601, an anti-αvβ8 mAb for the treatment of solid tumors in combination with existing therapies, including checkpoint inhibitors. The solid tumors program continues to advance toward the clinic with first patient dosed anticipated in first half of 2023 following filing of an IND. CRB-602 is an anti-αvβ6/αvβ8 mAb for the treatment of fibrosis. Both αvβ6 and αvβ8 have been implicated in fibrotic diseases. The Company is continuing to explore development pathways for its anti-integrin mAb program targeting fibrosis.
•
Lenabasum, a novel, synthetic, oral molecule that selectively activates cannabinoid receptor type 2 (CB2). Biologic activities of lenabasum have been shown in animal models and humans, and include activation of the resolution of inflammation, reducing inflammatory mediators, and limiting fibrosis. Lenabasum is in clinical development for treatment of autoimmune diseases. We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary or secondary endpoints. We are working on gaining clarity from the FDA on the potential path forward in the dermatomyositis program. We continue to expect topline data from the National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus by the end of 2021.
•
Cannabinoid receptor type 1 (CB1) inverse agonists designed to treat obesity and related metabolic diseases. In animal models of diet-induced obesity, our compounds induce weight loss both as a monotherapy and in combination with a GLP-1 agonist. The program is progressing through preclinical studies and regulatory pathway evaluation.
•
Novel CB2 agonists that are designed to treat cancer. Our compounds have demonstrated activity against tumor cells in vitro, and several show activity as monotherapy in animal models of solid tumors. We are currently exploring development pathways for this program.

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

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products and at September 30, 2021, we had an accumulated deficit of approximately $339,473,000. We historically have incurred net losses. Our net losses for the three months ended September 30, 2021 and 2020, were approximately $2,176,000 and $34,895,000, respectively. For the nine months ended September 30, 2021 and 2020, our net losses were approximately $35,380,000 and $102,657,000, respectively.

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

•
conduct preclinical and clinical trials for our product candidates in SLE and other indications;
•
continue our research and development efforts; and
•
manufacture clinical study materials.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum, or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $97,000 and $1,231,000 of revenue in the three months ended September 30, 2021 and 2020, respectively.

Amounts recognized in revenue for the three months ended September 30, 2021 and 2020 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement") with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, and $5,000,000 in the third quarter of 2020 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. The $2,500,000 remainder of the 2018 CFF Award is payable to us incrementally upon the achievement of the remaining milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement and we expect to receive the remainder before the end of the fourth quarter of 2021.

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

Research and development expenses were approximately $8,696,000 for the three months ended September 30, 2021 and $27,523,000 for the three months ended September 30, 2020. The $18,827,000 decrease in research and development expenses is primarily due to lower clinical trial expenses of $8,342,000, associated with the end of lenabasum clinical studies. There was also a decrease of $4,020,000 in manufacturing and drug manufacturing costs, $3,188,000 in compensation costs, $1,547,000 in consulting, $740,000 in data analysis costs, $723,000 in toxicology costs, and $499,000 in analytical testing costs compared to the three months ended September 30, 2020. These decreases were offset by a $380,000 increase to impairment loss due to entering into a sublease agreement in the third quarter of 2021.

During 2019, we formed a subsidiary in each of the United Kingdom and Australia and approximately 23% and 45% of research and development expenses recorded for the three months ended September 30, 2021 and 2020, respectively, were recorded in these entities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services.

General and administrative expenses were $5,277,000 for the three months ended September 30, 2021 and $7,682,000 for the three months ended September 30, 2020. The $2,405,000 decrease in general and administrative expense is primarily due to lower compensation expenses of $1,417,000, consulting expenses of $447,000, and commercial marketing expenses of $386,000.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our outstanding debt, interest income we earn on our interest-bearing accounts, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

Other income, net for the three months ended September 30, 2021 totaled approximately $11,699,000, an increase of approximately $12,620,000 over the $921,000 of other expense, net recorded for the three months ended September 30, 2020. The increase was primarily attributable to the receipt of approximately $12,300,000 from a foreign tax authority for refundable research and development credits.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

We have recognized $882,000 and $3,279,000 of revenue in the nine months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses were approximately $30,682,000 for the nine months ended September 30, 2021 and $82,157,000 for the nine months ended September 30, 2020. The $51,475,000 decrease in research and development expenses is primarily due to lower clinical expenses of $24,351,000, associated with the end of lenabasum clinical studies. There was also a decrease of $10,318,000 in manufacturing and drug manufacturing costs, $8,848,000 in compensation costs, $3,672,000 in consulting costs, $2,595,000 in toxicology costs, $1,604,000 in analytical testing, and $1,356,000 in data analysis costs, compared to the nine months ended September 30, 2020. These decreases were offset by a $2,231,000 increase in license expense from licensing agreements entered into during the second quarter of 2021 and a $380,000 increase to impairment loss due to entering into a sublease agreement in the third quarter of 2021.

Approximately 25% and 45% of research and development expenses recorded for the nine months ended September 30, 2021 and 2020, were recorded in our subsidiaries in the United Kingdom and Australia.

General and Administrative Expenses

General and administrative expenses were $16,191,000 for the nine months ended September 30, 2021 and $23,120,000 for the nine months ended September 30, 2020. The $6,929,000 decrease in general and administrative expense is primarily due to decreases of $3,148,000 of compensation costs, $1,497,000 of commercial marketing costs, and $1,216,000 of consulting costs.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2021 totaled approximately $10,611,000, an increase of approximately $11,271,000 over the $660,000 of other expense, net recorded for the nine months ended September 30, 2020. The increase was primarily attributable to the receipt of approximately $12,300,000 from a foreign tax authority for refundable research and development credits, offset by an increase $1,550,000 of interest expense related to the K2HV security and loan agreement.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of our phase 2 SLE clinical trial has been or is expected to be funded by grants from the National Institutes of Health, and our phase 2b clinical trial in cystic fibrosis was supported by the 2018 CFF Award. At September 30, 2021, our accumulated deficit since inception was approximately $339,473,000.

At September 30, 2021, we had total current assets of approximately $111,667,000 and total current liabilities of approximately $17,144,000, resulting in working capital of approximately $94,523,000. Of our total cash, cash equivalents, marketable securities, and restricted cash approximately $107,533,000 at September 30, 2021, approximately $94,186,000 was held within the United States.

Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $38,481,000, which includes a net loss of approximately $35,380,000, adjusted for non-cash expenses of approximately $10,273,000 largely related to stock-based compensation expense, and approximately $13,374,000 of cash used by net working capital items principally due to paying down accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2021 totaled approximately $70,239,000, which was principally related to purchases of marketable securities.

Cash provided by financing activities for the nine months ended September 30, 2021 totaled approximately $60,055,000. On August 7, 2020, we entered into an Open Market Sale Agreement (the “August 2020 Sale Agreement”) with Jefferies LLC, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of September 30, 2021 we have sold 40,937,861 shares of our common stock under the August 2020 Sale Agreement for approximate gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

During the nine months ended September 30, 2021, we issued 838,600 shares of common stock upon the exercise of stock options to purchase common stock and we received proceeds of approximately $945,000 from these exercises.

We expect our cash, cash equivalents, marketable securities, and restricted cash of approximately $107,533,000 at September 30, 2021 together with the final $2,500,000 milestone payment from the 2018 CFF Award to be sufficient to meet our operating and capital requirements into the first quarter of 2024, based on current planned expenditures. The $2,500,000 remainder of the up to $25,000,000 2018 CFF Award has been billed in October of 2021 and we expect to receive payment before the end of 2021.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, revenue, costs of expenses and related disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that involve the most judgement and complexity are those relating to:

•
stock based compensation;
•
accrued research and development expenses;
•
right of use assets and lease liabilities;
•
revenue recognition; and
•
derivate liabilities associated with the K2HV Loan Agreement

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our Board.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history, we estimated our volatility in consideration of a number of factors, including the volatility of comparable public companies and, commencing in 2015, we also included the volatility of our own common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

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

The Company has subleased a portion of its leased facility under an agreement considered to be an operating lease according to GAAP. The Company has not been legally released from its primary obligations under the original lease and therefore it continues to account for the original lease as it did before commencement of the sublease. The Company will record both fixed and variable payments received from the sublessee in its statement of operations on a straight-line basis as an offset to rent expense.

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

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation are expected to be performed over approximately three years and will be completed in the fourth quarter of 2021. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Separation and General Release Agreement between the Company and Barbara White, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.2

Amendment to Employment Agreement between the Company and Craig Millian, effective as of September 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 12, 2021	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)