Form 10-K
period 2021-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2022-03-08
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

Commission File Number 001-37348

Corbus Pharmaceuticals Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4348039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 River Ridge Drive Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 963-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CRBP	The NASDAQ Global Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $201,863,338, based on the closing price of the registrant’s common stock on June 30, 2021.

As of March 4, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 125,243,381.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is focused on the development of immune modulators that will have application in disease states spanning from immuno-oncology to fibrosis. Corbus’ current pipeline includes anti-integrin monoclonal antibodies that block activation of TGFβ and small molecules that activate or inhibit the endocannabinoid system. The company plans to expand its pipeline in immuno-oncology through internal efforts and business development.

The pipeline includes the following programs:

1.
Anti-integrin monoclonal antibodies (mAbs) for the treatment of cancer and fibrosis that inhibit the activation of Transforming growth factor β (TGFβ). CRB-601 is an anti-αvβ8 mAb being developed as a potential treatment for solid tumors in combination with existing therapies, including checkpoint inhibitors. The solid tumor program is scheduled for an IND submission to the FDA in the first half of 2023. CRB-602 is a discovery stage anti-αvβ6/αvβ8 mAb currently being explored in disease indications including oncology and fibrosis.
2.
Second generation cannabinoid receptor type 1 (CB1) inverse agonists designed to treat obesity and related metabolic diseases. In animal models of diet-induced obesity, our compounds induce weight loss both as a monotherapy and in combination with a GLP-1 receptor agonist. The program is progressing through preclinical studies and regulatory pathway evaluation.
3.
Lenabasum, a novel, synthetic, oral molecule that selectively activates cannabinoid receptor type 2 (CB2). We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary endpoint. We expect topline data from the National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus in the first half of 2022. The Company does not plan to conduct additional clinical studies for Lenabasum and will seek licensing partners to fund future development.

CORBUS PIPELINE

Our Business Development Strategy

Our goal is to develop novel therapies focusing on the nexus between immune regulated processes and cancer. To achieve this we are focused on the following key strategies:

•
Initiate a clinical program in immuno-oncology for CRB-601 in the first half of 2023. We will evaluate strategic partnerships in indications and geographies where we believe the partner can add significant development and commercialization capabilities.
•
Expand our immuno-oncology pipeline through a business development acquisition strategy.

The Company is focused on developing therapies targeting “immune resistant cancers” which are marked by an absent dialogue between the cancer cell and the immune cells that are normally responsible for tumor cell detection and destruction. In the setting of immune resistance cancers, activated T cells are unable to exert their influence on cancer cells and currently approved immunotherapy is ineffective. Corbus will focus on therapeutic targets that block the recruitment of cells that suppress immune surveillance, therapies that overcome ineffective tumor specific antigen presentation, those that block the release of soluble factors that are immune suppressive and therapies that address dysregulated immune check points.

Immuno-Oncology

Inhibiting TGFβ activation through anti-integrin monoclonal antibodies

We are developing CRB-601, an anti αvβ8 integrin blocking mAb for the treatment of various solid tumors (Figure 1). The Company in-licensed the intellectual property for CRB-601 from Dr. Stephen Nishimura’s laboratory at the University of California, San Francisco.

The αvβ8 integrin is a key regulator of TGFβ that is coopted in many late-stage metastatic cancers to function as a pro-cancer cytokine. TGFβ is normally stored in the extracellular matrix as an inactive latent pro-protein complex. TGFβis held in an inactive state in association with latency associate peptide (LAP) and is presented on cell surfaces by latent transforming growth factor β binding proteins(e.g. LTBP1, GARP), these three components comprising the large latent complex (LLC). Upon binding of the LAP-TGFβ complex to the αvβ8integrin TGFb is released and now capable of activating the TGFb receptor and the associated SMAD signaling pathway that leads to a related transcription translation program of TGFb target genes. CRB-601 was specifically designed to bind at the TGFβ activation site on αvβ8 (Figure 1), thereby blocking αvβ8-dependent activation.

TGFβ is a multifunctional cytokine involved in many cellular processes, including cell growth and differentiation, immune response, wound healing, and tissue repair. In cancer, TGFβ mediates immune evasion (Figure 2) and plays a key role in promoting cancer cell growth and metastasis via its immunosuppressive effects in the tumor microenvironment. TGFβ when overexpressed in the tumor milieu is linked to poor clinical outcomes and resistance to checkpoint inhibitors. Similarly, avb8 integrin appears to be the only TGFβ activating integrin expressed on regulatory T-cells, highlighting the key contribution of this integrin to immunosuppression. As well, tumor cells can evade host immunity by activating TGFb via integrin avb8. While checkpoint inhibitors (CPIs) have led to dramatic improvements in survival rates for certain cancer patients, there is still a significant proportion of patients who do not respond to this class of medicine. It is the vision of Corbus to augment the effects of CPIs by regulating immunological mechanisms that can be used to enhance sensitivity to CPIs or potentially even demonstrate monotherapy anti-tumor activity. This strategy is consistent with the proposed mechanism of action of CRB-601 and provides an opportunity to modulate a well-established cancer target in TGFb via a novel and differentiated approach.

CRB-601 shows greater potency than ligand trap antibodies potentially related to its ability to block at the point of TGFβ activation (Figure 3). CRB-601-m, a murine IgG form used for in vivo studies, showed single agent activity in the Lewis lung carcinoma syngeneic model. CRB-601-m showed dose related effects on tumor volume and tumor weight: two independent measures validating that inhibition of αvβ8 function as a strategy for suppressing tumor growth (Figure 4).

Figure 1: CRB-601 anti-integrin mAB

Figure 2: Immune Evasion

Pro-inflammation
IL-17
Th17
RORγ
IL-6
Cancer Cells
Stromal Cells
Antigen Presentation
Cytokine Production
DC
Pro-Inflammation
Th1
Tbet
Tumor Suppression
IFN-γ
TME
TGF-β1
MDSCs
Differentiation
Expansion
Immune/ CD4+
Suppression
Th2
GATA
IL-4
Macrophage (M1)
Pro-Inflammatory
Cytokines IL-12
TGF-β blocks
Th2 Proliferation
IL-2
Macrophage (M2)
Anti-Inflammatory
Cytokines IL-4, IL-10
Tumor-promoting
Treg
FOXP3
CD8+
PMN
Degranulation
Immune
Suppression
Mast Cells
B cell
Proliferation
Perforin
IFN-γ
Exocytosis
O2-
NO
NK
NKG2D
IgA Secretion
Cytokine Production
Cytotoxic Activity
IFN-γ

Kim, et al. *Novel therapies emerging in oncology to target the TGF-β pathway*, Journal of Hematology & Oncology. 2021; 14:4.

Figure 3: CRB-601 Binding Affinity

150
100
50
0
TGF-β receptor activation
(% inhibition)
-3
-2
-1
0
1
[Antibody (μg/ml)] (log10)
mAb
IC50
Antibody control
N/A
Anti-TGFβ mAb
21.85 μg/ml
CRB-601
0.05 μg/ml
TML cells

Nishimura, S.L., Cormier, A., Ito, S., Lou, J., Marks, J.D., Cheng, Y., Campbell, M.G., Baron, J.L. (2021). Antibodies that bind integrin avb8 and uses thereof. *Patent Cooperation Treaty Pub. No. US2021013720*. Geneva, Switzerland. World Intellectual Property Organization.

Figure 4: CRB-601 effects in Syngeneic Lung Cancer Tumor Model

Syngeneic model: Lewis lung carcinoma

Tumor Volume
**
Tumor Volume (mm3)
2000
1000
0
mAb Dose Escalation Cohorts
Tumor Weight
*
Tumor Weight (g)
3
2
1
0
mAb Dose Escalation Cohorts
Control mAb @2 mg/kg
Control mAb @5 mg/kg
Control mAb @10 mg/kg
CRB-601-m @2 mg/kg
CRB-601-m @5 mg/kg
CRB-601-m @10 mg/kg

Notes: Mice received two doses on day 5 and 12 after tumor implantation and TV and TW was measured on Day 14; CRB-601-m is a murine IgG construct for use in this model

Source: Nishimura, S.L., Cormier, A., Ito, S., Lou, J., Marks, J.D., Cheng, Y., Campbell, M.G., Baron, J.L. (2021). Antibodies that bind integrin avb8 and uses thereof. *Patent Cooperation Treaty Pub. No. US2021013720*. Geneva, Switzerland. World Intellectual Property Organization.

avβ6/αvβ8 mAb for the Treatment of Fibrosis

CRB-602 is an anti-αvβ6/αvβ8 mAb that blocks the activation of TGFβ with potential application for the treatment of fibrotic diseases. Both αvβ6 and αvβ8 are expressed on epithelial cells in fibrotic diseases. In fibrotic conditions, TGFβ signaling becomes dysregulated and leading to excess collagen deposition in the absence of acute tissue injury. The intellectual property for CRB-602 was in-licensed from Milky Way BioPharma, LLC (‘Milky Way”), a subsidiary of Panorama Research Inc. The Company is continuing to explore development pathways for its anti-integrin mAb program targeting fibrosis.

Endocannabinoid Pipeline

CB1 Inverse Agonists for the Treatment of Metabolic and Fibrotic Diseases

Corbus has developed cannabinoid receptor type 1 (CB1) inverse agonists designed to treat obesity and related metabolic diseases. In animal models of diet-induced obesity, our compounds induce weight loss both as a monotherapy and in combination with a GLP-1 agonist. The program is preclinical stage and we are evaluating potential clinical development and regulatory paths forward.

The CB1 is a receptor that is highly expressed in the nervous system and is also expressed in multiple cell lines outside the nervous system. Testing of CB1 antagonists and CB1 inverse agonists in animal studies has shown improvement in models of metabolic diseases, including diet-induced obesity, diabetes, diabetic nephropathy, diabetic retinopathy, metabolic syndrome, non-alcoholic steatohepatitis, fibrotic diseases including (lung, cardiac, renal disease, and liver fibrosis), and other diseases including ascites, cognitive defects, Prader-Willi syndrome, and smoking cessation. CB1 is also known to have reciprocal functional activities with the incretins glucose-dependent insulinotropic polypeptide, or GIP, and glucagon-like peptide-1, or GLP-1. This is of importance because recent data show that GLP-1 and GIP/GLP-1 receptor agonists semaglutide and tirzepatide reduce obesity and blood sugar in humans. In animal studies, GLP-1 receptor agonists are reported to have greater metabolic effects when used in combination with CB1 inhibitors than when used as monotherapies. Beneficial effects of the combination of GIP/GLP-1 receptor agonists and CB1 inverse agonists have been observed on body weight, fat mass, insulin action, dyslipidemia, and hepatic steatosis in obese diabetic mice.

We have evaluated CRB-556 in the diet induced obesity model in mice. The data demonstrated the drug induced dose-dependent weight loss in mice with an effect similar to Rimonobant an earlier generation CB1 inverse agonist (Figure 5).

Figure 5: CRB 556 effect in diet induced obesity model in mice

Lenabasum

We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary or secondary endpoints. Post-hoc subgroup analyses suggest potential lenabasum clinical activity as measured by nominal TIS improvement in DM patients with baseline muscle weakness and by nominal CDASI improvement in DM patients with skin involvement but no muscle weakness at baseline. In 2020, lenabasum did not meet the primary endpoints in a Phase 3 systemic sclerosis study and a Phase 2 cystic fibrosis study. We expect topline data from the National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus in the first half of 2022. The Company does not plan to conduct additional clinical studies for Lenabasum and will seek licensing partners to fund future development.

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

Research and Development

We incurred expenses of approximately $36,445,000 and $98,267,000 for research and development activities for the years ended December 31, 2021 and 2020, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for lenabasum. Research and development expenses are incurred for the development of our drug candidates and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing drug product for clinical trials and conducting clinical trials.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our technologies, products and processes, including proprietary protection for our lenabasum program, our second generation CB1 inverse agonists program, and our Anti-integrin mAbs program.

Lenabasum Program

We have filed patent applications directed to lenabasum, compositions and methods for treating disease using lenabasum. If granted, the resulting patents would expire on dates ranging from 2031 to 2040, subject to extension under certain circumstances. The patent application filings are directed to:

•
Compositions including an improved ultrapure version of lenabasum and uses of the compositions for the treatment of fibrotic conditions and inflammatory conditions;
•
The use of lenabasum in the treatment of fibrotic diseases;
•
Lenabasum formulations and uses of the formulations for the treatment of disease; and
•
Lenabasum polymorphs and uses of the polymorphs for the treatment of the disease.

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

On July 6, 2021, the USPTO issued U.S. Patent No. 11,052,066 to the Company with claims covering pharmaceutical compositions of lenabasum and their use in treating fibrotic and inflammatory diseases, encompassing the Company’s lead indications systemic sclerosis, cystic fibrosis and others. The patent provides intellectual property protection in the United States for this use of lenabasum to February 12, 2034.

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

Second Generation CB1 Inverse Agonists Program

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

Anti-Integrin Monoclonal Antibodies Program

The Company entered into a license agreement (the “UCSF License Agreement”) with the Regents of the University of California (“The Regents”) effective May 26, 2021. Pursuant to the UCSF License Agreement, the Company received an exclusive license to certain patent applications relating to humanized antibodies against integrin αvβ8, one of which the Company is referring to as CRB-601, along with non-exclusive licenses to certain related know-how and materials. The licensed patent applications, if granted, are projected to expire in 2041.

CRB-602 is an anti-αvβ6/αvβ8 mAb that blocks the activation of TGFb with potential application for the treatment of fibrotic diseases. Both αvβ6 and αvβ8 are expressed on epithelial cells in fibrotic diseases. In fibrotic conditions, TGF-ß signaling becomes dysregulated and leading to excess collagen deposition in the absence of acute tissue injury. The intellectual property for CRB-602 was in-licensed from Milky Way BioPharma, LLC (‘Milky Way”), a subsidiary of Panorama Research Inc. The Company is continuing to explore development pathways for its anti-integrin mAb program targeting fibrosis.

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our technologies and to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents and trademarks as well as through the confidentiality provisions in our contracts. With respect to our candidates, we endeavor to obtain and maintain patent protection in the U.S. and internationally on all patentable aspects of each product candidate. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that any patents issued or licensed to us in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property Rights.”

In addition to patent protection, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, aspects of our proprietary technology platform are based on unpatented trade secrets and know-how related to the manufacturing of our product candidates. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We also seek and will continue to seek trademark protection in the United States and outside of the United States where available and when appropriate. We use and intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Manufacturing and Supply of CRB-601, Lenabasum and Our Other Product Candidates

CRB-601 is a monoclonal antibody and we are in the process of scaling up a manufacturing process under good manufacturing practice (“GMP”) to produce batches of drug substance and drug product for pre-clinical and clinical studies. Drug substance for CRB-601 will be produced by a contract manufacturer through recombinant DNA technology utilizing genetically engineered host cells, upstream cell culture processes and downstream purification methods as required to manufacture the finished product. Lenabasum is a synthetic molecule and we have developed and validated a GMP manufacturing process.

We do not own or operate manufacturing facilities and rely on third-party contract manufacturing organizations to supply Corbus with drugs for pre-clinical and clinical studies.

Competition

The biotechnology and pharmaceutical industries are characterized by a rapid pace of new innovation and discoveries, fierce competition and strong defense of intellectual property. We face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Competitors to CRB-601 who are also targeting the TGFβ pathway in cancer include Bristol Meyers, Merck KGaA, Pfizer Sanofi, Argenx, Morphic, Pliant and Scholar Rock.

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

Any product development activities related to products that we may develop or acquire in the future will be subject to extensive regulation by various government authorities, including the FDA, other federal, state and local agencies and comparable regulatory authorities in other countries, which regulate the design, research, clinical and non-clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical.

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

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. Sometimes, these studies are used to gain additional experience from the treatment of patients in the intended therapeutic condition. In certain instances, the FDA may mandate the performance of Phase 4 studies. In other situations, post-approval studies aim to gain additional indications for a medication or develop new dosage forms for a medication.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. We have received orphan drug designation for lenabasum for cystic fibrosis, systemic sclerosis, and dermatomyositis. There can be no assurance that we will receive orphan drug designation for our products.

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
•
applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.
•
The Lanham Act and federal antitrust laws.
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

Employees

We had 41 full-time employees at December 31, 2021. All our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Risk Related to our Company and our Business

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history. All of our product candidates that we do not intend to out-license are in the discovery stage or pre-clinical development stage. We must complete clinical studies and other development activity and receive regulatory approval of a New Drug Application, or NDA, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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
•
successfully manufacture our clinical products and establish commercial drug supply;
•
successfully complete the preclinical and clinical trials necessary to obtain regulatory approval for the marketing of our drug candidates;
•
secure market exclusivity and/or adequate intellectual property protection for our drug candidates;
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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates and we expect to incur significant expense to complete our preclinical and clinical program for our drug candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2021 and December 31, 2020 were approximately $45,640,000 and $111,269,000, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $349.7 million.

We may elect to pursue FDA approval for our drug candidates, which will result in significant additional research and development expenses. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses will increase. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our cash, cash equivalents, or investments will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to preclinical development and the clinical trials for our drug candidates. As of December 31, 2021, we held cash, cash equivalents, and investments of approximately $97.6 million.

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

On August 7, 2020, we entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. We will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. We have also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. As of December 31, 2021 we have sold 40,937,861 shares of our common stock for gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

We expect the cash, cash equivalents, restricted cash, and investments of approximately $98.3 million at December 31, 2021 to be sufficient to meet our operating and capital requirements into 2024, based on planned expenditures.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our success is dependent upon successful development of our drug candidates in our pipeline or that we may acquire. If we are unable to generate revenues from any product candidates, our ability to create stockholder value will be limited.

We do not generate revenues from any FDA approved drug products. Our current business currently depends on the successful development, regulatory approval, and commercialization of our pre-clinical drug candidates, which may never occur.

We are currently conducting pre-clinical testing for CRB-601. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Notably, we advanced our product candidate lenabasum to a phase 3 study. In June 2021, we announced that the primary endpoint in our DETERMINE phase 3 study of lenabasum for treatment of dermatomyositis was not met. We will continue to face risks related to the uncertainty of clinical trials and success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The extent to which COVID-19 may impact our preclinical and expected clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, including its variants, and the effectiveness of actions to contain and treat COVID-19, including the effectiveness of vaccines and the ability of governments and healthcare providers to administer vaccines quickly and effectively

To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Some of our business partners and manufacturing operations are conducted internationally and may be impacted by the global spread of COVID-19. Although we have not experienced any material disruptions to these manufacturing operations or any material delays in shipping our commercial and clinical active pharmaceutical ingredient to our clinical trial sites to date, the continued impact resulting from the COVID-19 outbreak where we have operations, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture or ship materials or forcing temporary closure of facilities that we rely upon.

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

The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our future clinical trial operations, including the ability of our patients, principal investigators and site staff to travel to our clinical trial sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. We cannot predict whether clinical testing sites will withdraw from participation in any of our studies temporarily or permanently. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Vulnerable patients, including patients with autoimmune disorders like the patients enrolled in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies.

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

Our pre-clinical and clinical trials may be unsuccessful, which would materially harm our business. Even if our initial trials are successful, we will be required to conduct additional trials to establish the safety and efficacy of our drug candidates before a New Drug Application, or NDA, can be filed with the FDA for marketing approval of any of our drug candidates.

Drug testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the drug testing process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our drug candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the United States, the FDA generally requires the completion of pre-clinical and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have never submitted an NDA to the FDA or any comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for our planned indications, or if adequate demand for our drug candidates is not generated, our business will be harmed.

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

▪
pre-clinical testing may not yield results that justify progressing to clinical testing;
▪
the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials
▪
we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidates;
▪
the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities for marketing approval;
▪
the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;
▪
patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;
▪
the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
▪
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
▪
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
▪
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

Drug testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Our drug candidates are in various stages of discovery, preclinical, and clinical testing. Preclinical tests are performed at an early stage of a product's development and provide information about a drug candidate's safety and effectiveness on laboratory animals. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Once clinical testing is completed and a NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

If approved for marketing, the commercial success of our drug candidates will depend upon their acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

▪
demonstration of clinical safety and efficacy;
▪
relative convenience, pill burden and ease of administration;
▪
the prevalence and severity of any adverse effects;
▪
the willingness of physicians to prescribe our drug candidates and of the target patient population to try new therapies;
▪
safety, tolerability and efficacy of our drug candidates compared to competing products;
▪
the introduction of any new products that may in the future become available to treat indications for which our drug candidates may be approved;
▪
new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;
▪
pricing and cost-effectiveness;
▪
the inclusion or omission of our drug candidates in applicable treatment guidelines;
▪
the effectiveness of our or any future collaborators’ sales and marketing strategies;
▪
limitations or warnings contained in FDA-approved labeling;
▪
our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and
▪
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

▪
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
▪
issuance of warning letters or untitled letters;
▪
injunctions or the imposition of civil or criminal penalties or monetary fines;
▪
suspension of any ongoing clinical trials;
▪
refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
▪
suspension of, or imposition of restrictions on, operations, including costly new manufacturing requirements; or
▪
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

We may enter into co-development and commercialization partnerships for our drug candidates where appropriate. The process of identifying collaborators and negotiating collaboration agreements for the licensing, development and ultimate commercialization of some of our drug candidates may cause delays and increased costs. We may not be able to enter into collaboration agreements on terms favorable to us or at all. Furthermore, some of those agreements may give substantial responsibility over our drug candidates to the collaborator. Some collaborators may be unable or unwilling to devote sufficient resources to develop our drug candidates as their agreements require. They often face business risks similar to ours, and this could interfere with their efforts. Also, collaborators may choose to devote their resources to products that compete with ours. If a collaborator does not successfully develop any one of our products, we will need to find another collaborator to do so. The success of our search for a new collaborator will depend on our legal right to do so at the time and whether the product remains commercially viable.

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

Our future profitability will depend, in part, on our ability to gain approval of and commercialize our drug candidates in non-U.S. markets. In some or all of these non-U.S. markets, we intend to enter into licensing and contractual collaborations with third parties to handle some or all of the tasks and responsibilities necessary to succeed. Our activities in non-U.S. markets are subject to additional risks and uncertainties, including:

▪
our ability to enter into favorable licensing and contractual arrangements with our partners;
▪
our ability to select partners who are capable of achieving success at the tasks they agree to perform;
▪
obtaining timely and sufficient favorable approval terms for our drug candidates;
▪
obtaining favorable pricing and reimbursement;
▪
our inability to directly control commercial activities because we are relying on third parties;
▪
the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
▪
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
▪
import or export licensing requirements;
▪
longer accounts receivable collection times;
▪
longer lead times for shipping;
▪
language barriers for technical training;
▪
reduced protection of intellectual property rights in some foreign countries;
▪
foreign currency exchange rate fluctuations; and
▪
the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We currently rely on a single contract supplier for manufacturing monoclonal antibodies. We have limited experience contracting third parties to manufacture monoclonal antibodies and do not control the manufacturing processes of, and are completely dependent on, our two contract manufacturing partners for compliance with cGMPs for manufacture of all active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, and lot consistency. We have limited experience contracting with third parties to manufacture monoclonal antibodies and will need to be able to successfully scale up and produce a batch of CRB-601 to commence clinical studies. Even if we obtain regulatory approval for our drug candidates, there is no assurance that our contract manufacturers will be able to manufacture the approved products to specifications acceptable to the FDA or other regulatory authorities, to produce them in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of approved products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

▪
the FDA failing to grant permission to proceed and placing the clinical study on hold;
▪
subjects failing to enroll or remain in our trials at the rate we expect;
▪
a facility manufacturing any of our drug candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product in the manufacturing process;
▪
any changes to our manufacturing process that may be necessary or desired;
▪
subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing clinical studies;
▪
subjects experiencing severe or unexpected drug-related adverse effects;
▪
reports of similar technologies and products raising safety and/or efficacy concerns;
▪
third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGCP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
▪
inspections of clinical study sites by the FDA or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;
▪
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;
▪
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
▪
deviations of the clinical sites from trial protocols or dropping out of a trial;
▪
adding new clinical trial sites;
▪
the inability of the CRO to execute any clinical trials for any reason;
▪
government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and
▪
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

We may seek orphan drug designation in the United States and in the European Union for our product candidates. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for any of our drug candidates for any future indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our drug candidates for any additional indications, if we elect to seek such designation. Even if orphan designation is granted it may be withdrawn by the FDA for non-compliance with regulations.

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

Our ability to successfully market our drug candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which our drug candidates are expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our drug candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

▪
failing to approve or challenging the prices charged for health care products;
▪
introducing reimportation schemes from lower priced jurisdictions;
▪
limiting both coverage and the amount of reimbursement for new therapeutic products;
▪
denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and
▪
refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

Risks Relating to Our Intellectual Property Rights

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our success will depend, in part, on maintaining and obtaining additional patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable in our pending applications or, the enforceability of our existing and future patents. Our pending patent applications may never be approved by United States or foreign patent offices and the existing patents and patent applications relating to our product candidates may be challenged, invalidated or circumvented by third parties and may not protect us against competitors with similar products or technologies.

The degree of our current and future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to our product candidates, or important to our business. We cannot be certain that any patents or patent application owned by a third party will not have priority over patents and patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

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

If we fail to maintain or obtain additional patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

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

We are a party to a license agreement with The Regents pursuant to which we licensed the exclusive worldwide rights to develop, manufacture and market drug candidates from The Regents. This agreement is important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, potential anti-integrin mAb developmental candidates. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by any of our product candidates. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

▪
result in costly litigation;
▪
divert the time and attention of our technical personnel and management;
▪
prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;
▪
require us to cease or modify our use of the technology and/or develop non-infringing technology; or
▪
require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign any product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

A number of companies, including several major pharmaceutical companies, have conducted research on anti-inflammatory, cancer, and anti-fibrosis therapies which resulted in the filing of many patent applications related to this research. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

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

We are, and may become, subject to claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners and other third parties. We may become subject to litigation where a third-party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from developing, marketing or otherwise commercializing our product candidates. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, operating results, financial condition and prospects.

On November 18, 2021, Venn Therapeutics, LLC (“Venn”), filed a complaint (the “Complaint”) against us in the U.S. District Court for the Middle District of Florida. The Complaint asserts claims for trade secret misappropriation under federal law and state law, a claim for breach of contract, and state law claims for unfair competition, misrepresentation, unjust enrichment, and intentional interference with advantageous business relations. On November 24, 2021, Venn filed a motion for a preliminary injunction, which requests that the court preliminarily enjoin us from using Venn’s trade secrets and/or confidential information without Venn’s consent, including by conducting any further development work of our immunotherapy program based on CRB-601, until further order of the court. On January 7, 2022, we filed a motion to dismiss the Complaint in its entirety and an opposition to Venn’s motion for a preliminary injunction.

We believe that the Complaint and Venn’s preliminary injunction motion are without merit and intend to vigorously defend the Company against these claims; however, there can be no assurance that we will prevail in such proceedings.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not aware of any asserted third-party claims challenging inventorship on our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with us or one of our predecessors in ownership have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees or between our predecessors of ownership and their employees and counterparties, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we are more closely analyzing all facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of our intellectual property is made more difficult by the fact that certain of our intellectual property was developed by other companies for other indications before being acquired by us. Consequently, we cannot be sure that we have all of the documentary records relevant to such an analysis. In the course of our analysis we identified a potential issue regarding incomplete inventorship on certain aspects of our lenabasum portfolio that were developed prior to our acquisition of lenabasum. Since identifying this potential issue, we reached agreement with the relevant third-party co-inventors and received assignments of such co-inventors’ rights in and to the relevant patents.

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

As of December 31, 2021, we had 41 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Rachael Brake, our Chief Scientific Officer, Craig Millian, our Chief Operating Officer, and Sean Moran, our Chief Financial Officer would adversely impact our business prospects.

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

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Yuval Cohen, Ph.D., our Chief Executive Officer, Rachael Brake, Ph.D., our Chief Scientific Officer, Craig Millian, our Chief Operating Officer and Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

•
decreased demand for our drug candidates;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
the inability to commercialize our drug candidates; and
•
a decline in the value of our stock.

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

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged.

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws.

Under the EU regulation and notably the General Data Protection Regulation, or GDPR, No. 2016/679, which entered into force on May 25, 2018 and is applicable personal data that we process in relation to our presence in the EU, the offering of products or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, we have also a legal responsibility to report personal data breaches to the competent supervisory authority. The EU data protection regulation includes a broad definition and a short deadline for the notification of personal data breaches, which may be difficult to implement in practice and requires that we implement robust internal processes. Under this regulation, we have to report personal data breaches to the competent supervisory authority within 72 hours of the time we become aware of a breach "unless the personal data breach is unlikely to result in a risk to the right and freedoms of natural persons" (Article 33 of the GDPR). In addition, the GDPR requires that we communicate the breach to the Data Subject if the breach is "likely to result in a high risk to the rights and freedoms of natural persons" (Article 34 of the GDPR). In order to fulfil these requirements, we have to implement specific internal processes to be followed in case of a personal data breach, which will allow us to (a) contain and recover the breach, (b) assess the risk to the data subjects, (c) notify, and possibly communicate the breach to the data subjects, (d) investigate and respond to the breach. The performance of these processes implies substantial costs in resources and time.

Moreover, as we may rely on third parties that will also process as processor the data for which we are a data controller—for example, in the context of the manufacturing of our drug candidates or for the conduct of clinical trials, we must contractually ensure that strict security measures, as well as appropriate obligations including an obligation to report in due delay any security incident are implemented, in order to allow us fulfilling our own regulatory requirements.

We would also be exposed to a risk of loss or litigation and potential liability for any security breach on personal data for which we are data controller. The costs of above-mentioned processes together with legal penalties, possible compensation for damages and any resulting lawsuits arising from a breach may be extensive and may have a negative impact on reputation and materially adversely affect our business, results of operations and financial condition.

Risks Related to our Common Stock

We will be unable to issue additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.

We have 300,000,000 authorized shares of common stock. As of March 8, 2022, we have 125,243,381 shares of common stock outstanding and 32,086,256 shares of common stock reserved for future issuance related to stock options and warrants. As a result, as of March 8, 2022, we have approximately 141,164,157 shares of authorized shares of common stock available for future issuance. We will be limited by the number of additional shares available for future capital raising transactions or business development transactions unless we obtain stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock. We plan to solicit the approval of our stockholders to amend our certificate of incorporation to increase the number of authorized shares of common stock, but we cannot be certain that our stockholders will approve the amendment. A delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation could cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

Our affiliates may control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, and five percent stockholders collectively owned approximately 14.3% of our outstanding shares of common stock as of December 31, 2021. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock

On January 3, 2022, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We are provided a compliance period of 180 calendar days from the date of the Notice, or until July 5, 2022, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before July 5, 2022, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G), Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending July 5, 2022, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) transfer to the Nasdaq Capital Market, (ii) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum closing bid price requirement and (iii) notify Nasdaq of our intent to cure the deficiency.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

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
•
developments or disputes concerning a company’s intellectual property rights;
•
technological innovations of such companies or their competitors;
•
changes in market valuations of similar companies;
•
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

As of December 31, 2021, we had outstanding options to purchase an aggregate of 15,326,105 shares of our common stock at a weighted average exercise price of $4.06 per share and warrants to purchase an aggregate of 1,506,206 shares of our common stock at a weighted average exercise price of $9.46 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consisted of 63,256 square feet of leased office space at December 31, 2021. The lease term for this office space ends on November 30, 2026. Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the first floor. The sublease term ends on October 31, 2026.

Item 3. LEGAL PROCEEDINGS

On November 18, 2021, Venn Therapeutics, LLC (“Venn”), filed a complaint (the “Complaint”) against us in the U.S. District Court for the Middle District of Florida. The Complaint asserts claims for trade secret misappropriation under federal law and state law, a claim for breach of contract, and state law claims for unfair competition, misrepresentation, unjust enrichment, and intentional interference with advantageous business relations. On November 24, 2021, Venn filed a motion for a preliminary injunction, which requests that the court preliminarily enjoin us from using Venn’s trade secrets and/or confidential information without Venn’s consent, including by conducting any further development work of our immunotherapy program based on CRB-601, until further order of the court. On January 7, 2022, we filed a motion to dismiss the Complaint in its entirety and an opposition to Venn’s motion for a preliminary injunction.

We believe that the Complaint and Venn’s preliminary injunction motion are without merit and intend to vigorously defend the Company against these claims; however, there can be no assurance that we will prevail in such proceedings.

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

Record Holders

As of March 4, 2022 there are approximately 83 record holders of shares of our common stock.

Item 6. RESERVED

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is focused on the development of immune modulators that will have application in disease states spanning from immuno-oncology to fibrosis. Corbus’ current pipeline includes anti-integrin monoclonal antibodies that block activation of TGFβ and small molecules that activate or inhibit the endocannabinoid system. The company plans to expand its pipeline in immuno-oncology through internal efforts and business development.

The pipeline includes the following programs:

1.
Anti-integrin monoclonal antibodies (mAbs) that inhibit the activation of TGFβ for the treatment of cancer and fibrosis. CRB-601 is an anti-αvβ8 mAb being developed as a potential treatment for solid tumors in combination with existing therapies, including checkpoint inhibitors. The solid tumor program is scheduled for an IND submission to the FDA in the first half of 2023. CRB-602 is a discovery stage anti-αvβ6/αvβ8 mAb currently being explored in disease indications including oncology and fibrosis.
2.
Second generation cannabinoid receptor type 1 (CB1) inverse agonists designed to treat obesity and related metabolic diseases. In animal models of diet-induced obesity, our compounds induce weight loss both as a monotherapy and in combination with a GLP-1 agonist. The program is progressing through preclinical studies and regulatory pathway evaluation.
3.
Lenabasum, a novel, synthetic, oral molecule that selectively activates cannabinoid receptor type 2 (CB2). We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary endpoint. We expect topline data from the National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus by the end of March 2022. The Company does not plan to conduct additional clinical studies for Lenabasum and will seek licensing partners to fund future development.

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products. We have never been profitable and at December 31, 2021, we had an accumulated deficit of approximately $349.7 million. Our net losses for the years ended December 31, 2021 and December 31, 2020 were approximately $45,640,000 and $111,269,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to decline in 2022 as compared to 2021 due to the completion of our lenabasum clinical studies and a reduction in personnel. We do not plan to conduct additional clinical studies for lenabasum. While we expect expenses to decline in 2022, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

•
conduct preclinical and clinical trials for our product candidates;
•
continue our research and development efforts; and
•
manufacture drugs for clinical studies.

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

Revenue Recognition

Revenue from awards for the years ended December 31, 2021 and 2020 was approximately $882,000 and $3,937,000, respectively, and pertains only to the 2018 CFF Award. No revenue from licenses was recognized for the years ended December 31, 2021 and 2020.

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

Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation were performed over an approximately three-year period and were completed as of December 31, 2021. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We recognized approximately $882,000 and $3,937,000 of revenue from awards in the years ended December 31, 2021 and 2020, respectively.

Amounts recognized in revenue from awards for the years ended December 31, 2021 and 2020 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018, $6.25 million in the second quarter of 2018, $5.0 million in the second quarter of 2019, $5.0 million in the third quarter of 2020, and $2.5 million in the fourth quarter of 2021 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Additionally, no revenue from licenses was recognized for the years ended December 31, 2021 and 2020.

Research and Development

Research and development expenses are incurred for the development of our drug candidates and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing drug product for clinical trials and conducting clinical trials. These costs are expected to decrease in 2022 as our RESOLVE-1 Study and our Phase 2b Study of lenabasum for the treatment of cystic fibrosis, dermatomyositis, and systemic sclerosis have completed and we have reduced the size of our staff and will not be conducting additional clinical trials for lenabasum.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services.

Other Income, Net

Other income, net consists primarily refundable research and development tax credits that were earned on certain research and development expenses we incurred primarily outside of the United States. Other income, net also consists of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

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

The following assumptions were used to estimate the fair value of employee stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Risk free interest rate	0.76%	0.59%
Expected dividend yield	0%	0%
Expected term in years	6.23	6.25
Expected volatility	102.96%	83.56%
Estimated forfeiture rate	9.12%	6.02%

Results of Operations

Comparison of Year Ended 2021 to 2020

Revenue from Awards. We have recognized approximately $882,000 and $3,937,000 of revenue from awards in the years ended December 31, 2021 and 2020, respectively.

Revenue from awards for the years ended December 31, 2021 and 2020 was approximately $882,000 and $3,937,000, respectively, recognized in accordance with GAAP and pertains only to the 2018 CFF Award. We received an aggregate of $12,500,000 during the year ended December 31, 2018, an additional $5,000,000 during the year ended December 31, 2019, $5,000,000 in the third quarter of 2020, and $2,500,000 in the fourth quarter of 2021 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

We assessed the 2018 CFF Award for accounting under ASC 606. To determine revenue recognition for arrangements, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Research and Development. Research and development expenses for the year ended December 31, 2021 totaled approximately $36,445,000, a decrease of $61,822,000 over the $98,267,000 recorded for the year ended December 31, 2020. The decrease in fiscal 2021 as compared to fiscal 2020 was primarily attributable to lower clinical expenses of approximately $31,860,000, associated with the end of lenabasum clinical studies. There was also a decrease of $12,731,000 in compensation costs, $11,138,000 in manufacturing costs, $2,743,000 in consulting costs, $2,780,000 in toxicology costs, $1,418,000 in analytical testing, and $1,067,000 in data analysis costs. These decreases were offset by an increase of $2,230,000 in license expense from licensing agreements entered into during the second quarter of 2021 and a $380,000 increase to impairment loss due to entering into a sublease agreement in the third quarter of 2021.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 25% and 44% of research and development expenses recorded for the years ended December 31, 2021 and December 31, 2020 respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the year ended December 31, 2021 totaled approximately $20,425,000, a decrease of $8,055,000 over the $28,480,000 recorded for the year ended December 31, 2020. The decrease in fiscal 2021 as compared to fiscal 2020 was primarily attributable to decreases of approximately $4,226,000 of compensation costs, $1,593,000 of commercial marketing costs, $1,171,000 of consulting costs, and $528,000 of recruiting costs. These decreases are partially offset by an increase in legal costs of $487,000.

Other Income, Net. Other income, net for 2021 was approximately $10,349,000 as compared to approximately $11,541,000 recorded for 2020. The decrease of $1,192,000 in 2021 as compared to 2020 was primarily attributable to a decrease in refundable research and development credits from a foreign tax authority of approximately $910,000 as compared to the prior year. There was also an increase in interest expense of $1,582,000 related to the K2HV security and loan agreement, offset by an increase in net amortization on marketable debt securities of $785,000, and an increase of $914,000 related to the change in fair value of the derivative liability valuation associated with the K2HV loan and security agreement.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the SLE clinical trial has been or is expected to be funded by NIH grants, and our phase 2b cystic fibrosis trial was supported by the 2018 CFF Award. At December 31, 2021, our accumulated deficit since inception was approximately $349,734,000.

At December 31, 2021, we had total current assets of approximately $100,205,000 and current liabilities of approximately $17,008,000 resulting in working capital of approximately $83,197,000. Of our total cash, cash equivalents, investments, and restricted cash of $98.3 million at December 31, 2021, $75.8 million was held within the United States.

Net cash used in operating activities for the year ended December 31, 2021 was approximately $48,184,000 which includes a net loss of approximately $45,640,000, adjusted for non-cash expenses of approximately $13,153,000, principally related to stock-based compensation expense of $9,480,000, depreciation and amortization expense of $1,000,000, amortization of debt discount of $701,000, and net amortization on premium of investments of $698,000, and approximately $15,696,000 of cash used by net working capital items, principally related to the decreases in accounts payable of $5,956,000 and accrued expenses of $11,912,000. These decreases in working capital were offset by an increase in the contract asset of $1,618,000.

Cash used in investing activities for the year ended December 31, 2021 totaled approximately $73,417,000, which was largely to the purchase, net of sale, and maturities of investments.

Cash provided by financing activities for the year ended December 31, 2021 totaled approximately $60,823,000. On August 7, 2020, we entered into an Open Market Sale Agreement (the “August 2020 Sale Agreement”) with Jefferies LLC, as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of our common stock. As of August 7, 2020, we were authorized to offer and sell up to $150 million of our common stock pursuant to the August 2020 Sale Agreement. We received gross proceeds of $60,681,000, less issuance costs of approximately $1,820,000 for the twelve months ended December 31, 2021 for sales of our common stock under the August 2020 Sale Agreement. As of December 31, 2021 we have sold 40,937,861 shares of our common stock under the August 2020 Sale Agreement for approximate gross proceeds totaling $82,086,000, less issuance costs incurred of approximately $2,463,000.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2021, our calculated public float is below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As of March 8, 2022, the date of the filing of this Annual Report on Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was $71.6 million, which was calculated based on 124,708,567 shares of our outstanding common stock held by non-affiliates at a price of $0.57 per share, the closing price of our common stock on January 11, 2022. As such, we will be restricted from selling more than $23.9 million of securities pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.

During the year ended December 31, 2021, we also received proceeds of approximately $945,000 from the issuance of 838,600 shares of our common stock upon the exercise of stock options to purchase common stock. Cash provided by financing activities for the year ended December 31, 2021 included proceeds from issuances of notes payable of approximately $984,000, offset by principal payments on notes payable of approximately $927,000 in connection with our loan agreements with financing companies to fund D&O insurance premiums. The terms of the loan that we entered into in November 2020 stipulated equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrued on this loan at an annual rate of 4.89% and the loan was paid in full in July 2021. In November 2021, the Company entered into a loan agreement with a financing company for $984,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $111,041 over a nine-month period. Interest accrues on this loan at an annual rate of 3.64%.

We expect our cash, cash equivalents, and investments of approximately $97.6 million at December 31, 2021 will be sufficient to meet our operating and capital requirements into the first quarter of 2024 based on current planned expenditures.

We will need to raise significant additional capital to continue to fund operations and the discovery and pre-clinical costs for our product candidates. If we are unable to raise sufficient capital in the future, we may be required to undertake cost-cutting measures, including delaying or discontinuing certain clinical activities. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

The following table presents information about our known contractual obligations as of December 31, 2021. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	2022	2023	2024	2025	2026
Operating lease obligations	$8,583,000	$1,653,000	$1,700,000	$1,747,000	$1,795,000	$1,688,000

On February 26, 2019, we amended our lease (“February 2019 Lease Agreement”) pursuant to which an additional 30,023 square feet of office space (“New Premises”) will be leased by us in the same building for an aggregate total of 62,756 square feet of leased office space (“Total Premises”). The February 2019 Lease Agreement constitutes a modification as it extends the original lease term and increases the scope of the lease (additional space provided under the amendment), which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use (“ROU”) asset. Accordingly, we reassessed the classification of the Leased Premises and remeasured the lease liability on the basis of the extended lease term using the 20 additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 9%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $855,000. We determined that the New Premises will be treated as a new standalone operating lease under GAAP and recorded a lease liability and a right-of-use asset of approximately $2.7 million for this lease.

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

Pursuant to the terms of our non-cancelable lease agreements in effect at December 31, 2021, the following table summarizes our maturities of operating lease liabilities as of December 31, 2021:

2022	$1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$8,583,049

Less: imputed interest	(1,489,884)
Total	$7,093,165

On August 26, 2021, we entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet leased under one of our two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. Pursuant to the terms of the sublease agreement, the following table summarizes undiscounted sublease cash inflows:

2022	$104,971
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,112,285

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2021, other than our leases in the table above, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

License Agreement with Milky Way

Pursuant to the terms of the Milky Way Agreement, we are obligated to pay potential milestone payments to Milky Way totaling up to $53.0 million based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Milky Way royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the Milky Way Agreement.

The Milky Way Agreement will remain in effect on a Licensed Product-by-License Product and country-by-country basis, until the expiration of the Royalty Term of the Licensed Product in the country. The "Royalty Term" means the period beginning from the First Commercial Sale of the Licensed Product in the country until the expiration of the last-to-expire Valid Claim in any Licensor Patent in the country that Covers the composition of matter of the Licensed product, the manufacture of the Licensed Product in the country, or a method of use of the Licensed Product for an indication for which Regulatory Approval has been obtained in the country. The Milky Way Agreement may be terminated earlier in specified situations, including termination for material breach or termination by Corbus with advance notice.

License Agreement with UCSF

Pursuant to the terms of the UCSF Agreement, we are obligated to pay potential milestone payments to UCSF totaling up to $153.0 million based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay UCSF royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF Agreement.

The UCSF Agreement will remain in effect until the expiration or abandonment of the last of the Patent Rights licensed. The Royalty Term is the duration of Patent Rights in that country covering the applicable Licensed Product or Licensed Services Sold in the country. The UCSF Agreement may be terminated earlier in specified situations, including termination for material breach, termination by Corbus with advance notice and termination upon a party's bankruptcy.

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

See pages F-67 through F-91 following the Exhibit Index of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP (PCAOB ID: 274) appear at pages F-65 through F-91 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).

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

4.9	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

4.10	Description of Capital Stock*

10.1	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

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

10.17

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

10.19

Consulting Agreement between Corbus Pharmaceuticals Holdings, Inc. and Mark Tepper, dated March 31, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.20

Lease Amendment No. 2, dated as of October 25, 2019, among River Ridge Limited Partnership, Corbus Pharmaceuticals, Inc. and Corbus Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019)

10.21

Third Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Yuval Cohen, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.22

Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Barbara White, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.23

Fourth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Sean Moran, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.24

Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc, and Craig Millian, effective as of April 11, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).†

10.25

Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 Healthventures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

10.26

Separation and Release Agreement between the Company and Robert Discordia, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020).†

10.27

License Agreement between the Company and Milky Way BioPharma, LLC, dated May 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).#

10.28

License Agreement between the Company and The Regents of the University of California, dated May 26, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).#

10.29

Separation and General Release Agreement between the Company and Barbara White, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2021). †

10.30

Amendment to Employment Agreement between the Company and Craig Millian, effective as of September 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021). †

10.31	Employment Agreement between the Company and Rachael Brake, effective as of December 6, 2021. †*

21.1		List of Subsidiaries of the Company.*

23.1		Consent of EisnerAmper LLP.*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline	Inline XBRL Instance Document.* – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL*

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

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 8, 2022	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2022
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2022
Sean Moran

/s/ ALAN HOLMER	Director	March 8, 2022
Alan Holmer

/s/ JOHN JENKINS	Director	March 8, 2022
John Jenkins

/s/ AVERY CATLIN	Director	March 8, 2022
Avery Catlin

/s/ RACHELLE JACQUES	Director	March 8, 2022
Rachelle Jacques

/s/ PETER SALZMANN	Director	March 8, 2022
Peter Salzmann

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Research and Development Expenses and Clinical Trials

As described in Note 3 to the consolidated financial statements, at each balance sheet date the Company estimates its accrued clinical expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for trial expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for clinical trial expenses of $5,639,000 is included in Accrued expenses on the December 31, 2021 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimate of the unpaid clinical trial expenses based on the information available to the Company at that time. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates, and calculating the amounts that were unpaid at the balance sheet date. We confirmed the assumptions directly with the third parties involved in performing the clinical trial services on behalf of the Company, where applicable. We also made direct inquiries of financial and clinical client personnel regarding status, and progress, to completion of clinical trials and description of future commitments, and verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 8, 2022

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,006,632	$85,433,441
Investments	72,640,520	—
Restricted cash	192,475	350,000
Stock subscriptions receivable	—	960,033
Prepaid expenses and other current assets	2,365,010	3,712,861
Contract asset	—	1,618,296
Total current assets	100,204,637	92,074,631
Restricted cash	477,425	669,900
Property and equipment, net	2,392,696	4,067,837
Operating lease right of use assets	4,609,110	5,248,525
Other assets	46,385	234,038
Total assets	$107,730,253	$102,294,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$767,938	$710,158
Accounts payable	1,782,277	7,381,183
Accrued expenses	10,093,312	22,005,432
Derivative liability	133,710	797,000
Operating lease liabilities, current	1,136,948	1,004,063
Current portion of long-term debt	3,093,344	—
Total current liabilities	17,007,529	31,897,836
Long-term debt, net of debt discount	15,636,275	18,029,005
Other long-term liabilities	22,205	—
Operating lease liabilities, noncurrent	5,956,217	7,093,165
Total liabilities	38,622,226	57,020,006
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,230,881 shares outstanding at December 31, 2021 and 150,000,000 shares authorized, and 98,852,696 shares issued and outstanding at December 31, 2020	12,523	9,885
Additional paid-in capital	418,891,713	349,358,378
Accumulated deficit	(349,733,764)	(304,093,338)
Accumulated other comprehensive loss	(62,445)	—
Total stockholders’ equity	69,108,027	45,274,925
Total liabilities and stockholders’ equity	$107,730,253	$102,294,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020
Revenue from awards	$881,705	$3,937,230
Operating expenses:
Research and development	36,445,285	98,267,213
General and administrative	20,425,444	28,480,250
Total operating expenses	56,870,729	126,747,463
Operating loss	(55,989,024)	(122,810,233)
Other income (expense), net:
Other income (expense), net	11,899,992	13,270,211
Interest income (expense), net	(1,830,486)	(1,028,359)
Change in fair value of derivative liability	663,290	(251,000)
Foreign currency exchange gain (loss), net	(384,198)	(449,999)
Other income (expense), net	10,348,598	11,540,853
Net loss	$(45,640,426)	$(111,269,380)
Net loss per share, basic and diluted	$(0.37)	$(1.42)
Weighted average number of common shares outstanding, basic and diluted	122,990,011	78,133,289

Comprehensive loss:
Net loss	$(45,640,426)	$(111,269,380)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	(62,445)	—
Total other comprehensive income (loss)	(62,445)	—
Total comprehensive loss	$(45,702,871)	$(111,269,380)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	64,672,893	$6,467	$198,975,056	$(192,823,958)	$—	$6,157,565
Issuance of common stock, net of issuance costs of $6,039,423	33,752,192	3,375	136,361,526	—	—	136,364,901
Stock-based compensation expense	—	—	12,458,229	—	—	12,458,229
Issuance of common stock upon exercise of stock options	427,611	43	756,418	—	—	756,461
Fair value of warrants issued	—	—	807,149	—	—	807,149
Net loss	—	—	—	(111,269,380)	—	(111,269,380)
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Issuance of common stock, net of issuance costs of $1,820,437	25,539,585	2,554	59,108,246	—		59,110,800
Stock-based compensation expense	—	—	9,480,373	—	—	9,480,373
Unrealized loss on marketable debt securities	—	—	—	—	(62,445)	(62,445)
Issuance of common stock upon exercise of stock options	838,600	84	944,716			944,800
Net loss	—	—	—	(45,640,426)	—	(45,640,426)
Balance at December 31, 2021	125,230,881	$12,523	$418,891,713	$(349,733,764)	$(62,445)	$69,108,027

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	2021	2020
Cash flows from operating activities:
Net loss	$(45,640,426)	$(111,269,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,480,373	12,458,229
Depreciation and amortization	999,817	1,123,854
Loss on impairment of fixed assets	606,078	—
Net amortization on premium of investments	698,254	—
Stock consideration in connection with PRI License Agreement	250,000	—
(Gain) Loss on foreign exchange	342,424	93,661
Operating lease right of use asset amortization	639,415	570,458
Amortization of debt discount	700,613	291,392
Change in fair value of derivative liability	(663,290)	251,000
Loss on sale of property and equipment	99,520	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,347,851	346,812
Decrease in contract asset	1,618,296	1,062,769
Decrease (increase) in other assets	187,652	(149,070)
Decrease in accounts payable	(5,956,297)	(3,468,917)
Decrease in accrued expenses	(11,912,120)	(400,766)
Increase in other long-term liabilities	22,205	—
Decrease in operating lease liabilities	(1,004,062)	(595,745)
Net cash used in operating activities	(48,183,697)	(99,685,703)
Cash flows from investing activities:
Purchases of investments	(87,266,596)	—
Proceeds from sales and maturities of investments	13,880,343	—
Purchases of property and equipment	(54,172)	(484,491)
Proceeds from sale of property and equipment	23,900	—
Net cash used in investing activities	(73,416,525)	(484,491)
Cash flows from financing activities:
Proceeds from issuance of notes payable	984,375	909,375
Repayment of short-term borrowings	(926,595)	(951,876)
Proceeds from issuance of long-term borrowings	—	18,756,021
Proceeds from issuance of common stock	62,586,070	142,200,752
Issuance costs paid for common stock financings	(1,820,437)	(6,039,423)
Net cash provided by financing activities	60,823,413	154,874,849
Net increase (decrease) in cash, cash equivalents, and restricted cash	(60,776,809)	54,704,655
Cash, cash equivalents, and restricted cash at beginning of the period	86,453,341	31,748,686
Cash, cash equivalents, and restricted cash at end of the period	$25,676,532	$86,453,341
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,740,878	$629,146
Fair value of warrants issued with K2HV loan agreement	—	472,409
Fair value of warrants issued	—	334,740
Write off of fully depreciated property and equipment	544,752	156,645
Stock subscription receivable	—	960,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1.
NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (“the Company” or “Corbus”) is focused on developing new medicines that target inflammation, fibrosis, metabolism and immuno-oncology. Corbus’ current pipeline includes small molecules that activate or inhibit the endocannabinoid system and anti-integrin monoclonal antibodies that block activation of TGFβ. The Company plans to expand its pipeline through internal efforts and business development. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and operations.

2.
LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2021, had an accumulated deficit of approximately $349,734,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $97,647,000 at December 31, 2021 will be sufficient to meet its operating and capital requirements at least 12 months from the filing of this 10-K.

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

On August 7, 2020, the Company entered into an Open Market Sale AgreementSM (the “August 2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of August 7, 2020, the Company is authorized to offer and sell up to $150 million of its common stock pursuant to the August 2020 Sale Agreement. During the year ended December 31, 2021, the Company sold 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437. The Company has sold no additional shares of our common stock under the August 2020 Sale Agreement subsequent to December 31, 2021 (See Note 13).

3.
SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, the recognition of revenue under the Investment Agreement (See Note 11), the valuation of warrants discussed in Note 15 and Note 9, and the derivative liability associated with the K2 Security and Loan agreement (see Note 16).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At December 31, 2021 and 2020, cash equivalents were comprised of money market funds.

Restricted cash as of December 31, 2021 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of December 31, 2021.

Cash and cash equivalents consists of the following:

	December 31,
	2021	2020
Cash	$6,751,593	$1,238,611
Cash Equivalents	18,255,039	84,194,830
Cash and cash equivalents	$25,006,632	$85,433,441

Restricted cash, current	192,475	350,000
Restricted cash, noncurrent	477,425	669,900
Restricted cash	$669,900	$1,019,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$25,676,532	$86,453,341

As of December 31, 2021, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $5,752,000 of cash which was held principally in our subsidiary in the United Kingdom. As of December 31, 2020, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $1,033,000 of cash which was held principally in our subsidiary in the United Kingdom.

Investments

Investments consist of investments in debt securities and term deposits with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company classifies all of its marketable debt securities as available-for-sale securities. The Company’s marketable debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable debt securities with unrealized losses for other-than-temporary impairment. When assessing marketable debt securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Financial Instruments

The carrying values of the notes payable and debt approximate their fair value due to the fact that they are at market terms.

Fair Value Measurements

The valuation of the Company’s debt and embedded derivatives are determined primarily by an income approach that considers the present value of net cash flows of the debt with and without prepayment and default features. These embedded debt features, which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines the accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of December 31, 2021, all of the Company’s assets were located in the United States, except for approximately $22,504,000 of cash, cash equivalents, and investments, $973,000 of prepaid expenses and other assets, and $1,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom. As of December 31, 2020, all of the Company’s assets were located in the United States, except for approximately $1,033,000 of cash, $1,837,000 of prepaid expenses and other assets, and $23,000 of property and equipment, net which were held outside of the United States, principally in our subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2021 or 2020.

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

Foreign Currency

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in the Company’s statement of operations. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency of the Company's foreign subsidiaries is the U.S. dollar.

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net income (loss)	$(45,640,426)	$(111,269,380)
Weighted average number of common shares-basic	122,990,011	78,133,289
Net income (loss) per share of common stock-basic	$(0.37)	$(1.42)

* Warrants and options that have not been exercised have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2021, the FSB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification of exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The standard will be adopted upon the effective date for us beginning January 1, 2022. The Company's adoption of ASU 2021-04 as of January 1, 2022 will not have a material impact on the Company's financial statements and disclosures.

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,794	$—	$—	$12,794
Corporate debt securities	32,922	—	(58)	32,864
Asset backed securities	10,235	—	(4)	10,231
Other Investments:
Term deposits (Maturing 2/10/2022 - 5/5/2022)	16,752	—	—	16,752
Total	$72,703	$—	$(62)	$72,641

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$44,859	$44,847
Maturing after one year but less than three years	11,092	11,041
	$55,951	$55,888

As of December 31, 2020, there were no available-for-sale investments.

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$18,255	$—	$—	$18,255
Investments:
Term deposits	16,752	—	—	16,752
Commercial paper	—	12,794	—	12,794
Corporate debt securities	—	32,864	—	32,864
Asset backed securities	—	10,231	—	10,231
	$35,007	$55,889	$—	$90,896

Liabilities:
Derivative liabilities	$—	$—	$134	$134

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money Market funds	$84,195	$—	$—	$84,195
	84,195	—	—	84,195

Liabilities
Derivative Liabilities	$—	$—	$797	$797

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

The Company entered into a license agreement (the “Milky Way License Agreement”) with Milky Way BioPharma, LLC (“Milky Way”), a subsidiary of Panorama Research Inc., effective May 25, 2021. Pursuant to the Milky Way License Agreement, the Company received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which the Company is referring to as CRB-602. Under the terms of the Milky Way License Agreement, the Company will have sole responsibility for research, development, and commercialization of any Licensed Products, and Company has agreed to use commercially reasonable efforts to perform these activities. The Milky Way Agreement may be terminated earlier in specified situations, including termination for material breach or termination by Corbus with advance notice.

In consideration for the license and other rights granted to the Company under the Milky Way License Agreement, the Company paid Milky Way an upfront payment of $500,000 and issued to Milky Way 147,875 shares of its common stock. The Company is obligated to pay up to $53,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. At the Company’s election, the Company may satisfy a portion of certain milestone payments by issuing shares of its common stock. In addition, the Company is obligated to pay royalties in the low, single digits on sales of Licensed Products during the life of the applicable licensed patents on a country-by-county and product-by-product basis, which is subject to a minimum annual royalty obligation, as well as a percentage share of certain payments received by Company from sublicensees.

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

7.
PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	December 31,
	2021	2020
Computer hardware and software	$248,754	$626,328
Office furniture and equipment	1,185,329	1,626,491
Leasehold improvements	3,330,855	4,163,860
Property and equipment, gross	4,764,938	6,416,679
Less: accumulated depreciation	(2,372,242)	(2,348,842)
Property and equipment, net	$2,392,696	$4,067,837

Depreciation expense was approximately $1,000,000 and $1,124,000 for the years ended December 31, 2021 and 2020, respectively.

8.
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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2021 and 2020:

	2021	2020
Lease cost
Operating lease cost	$1,240,473	$1,240,473
Total lease cost	$1,240,473	$1,240,473

Other information
Weighted average remaining lease term	4.8 years	5.9 years
Weighted average discount rate	8.00%	8.00%

Total rent expense for the years ended December 31, 2021 and 2020 was $1,185,341 and $1,240,473, respectively. Rent expense for the twelve months ended December 31, 2021 was offset by $55,133 of sublease income and there was no sublease income for the twelve months ended December 31, 2020.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2021, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2021:

Year ending December 31, 2021:

2022	$1,652,563
2023	1,700,005
2024	1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$8,583,049

Less: imputed interest	(1,489,884)
Total	$7,093,165

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commences on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,133 and $0 was recognized and offset against rent expense for the years ended December 31, 2021 and 2020, respectively.

Undiscounted sublease cash inflows have been summarized in the following table:

2022	$104,971
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,112,285

For commitments under the Company’s development award agreements- see Note 11.

9.
NOTES PAYABLE

D&O Financing

In November 2020, the Company entered into a loan agreement with a financing company for $909,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $103,112 over a nine-month period. Interest accrued on this loan at an annual rate of 4.89%. This loan was fully repaid in July 2021.

In November 2021, the Company entered into a loan agreement with a financing company for $984,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $111,041 over a nine-month period. Interest accrues on this loan at an annual rate of 3.64%. Prepaid expenses as of December 31, 2021, included approximately $1,093,750 related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at December 31, 2021 was 8.5%. K2HV may elect to convert up to $5,000,000 of the outstanding loan into common stock at a conversion price of $9.40 per share.

In connection with the Loan Agreement, on July 28, 2020, the Company issued the Lenders a warrant to purchase up to 86,206 common shares (the “K2 Warrant”) at an exercise price of $6.96 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs and is required to make a final payment in excess of the stated principal equal to approximately $1,190,000. See Note 14 for more detail on assumptions used in the valuation of the K2 warrant and see Note 15 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan Agreement outstanding at December 31, 2021, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2021. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At December 31, 2021, the fair value of our outstanding debt, which is considered Level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the year ended December 31, 2021 was approximately $2,709,000. Interest expense for the year ended December 31, 2020 was approximately $1,126,534.

The net carrying amounts of the liability components consists of the following:

December 31, 2021

Principal	$20,000,000
Less: debt discount	$(2,262,388)
Accretion of Debt Discount	$992,007
Net Carrying amount	$18,729,619
Less: current portion of long term debt	$(3,093,344)
Total long-term debt, net of discount	$15,636,275

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

2022	$3,093,344
2023	9,835,341
2024	8,261,315
Total	$21,190,000

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020

Accrued clinical operations and trials costs	$5,435,464	$14,132,842
Accrued product development costs	203,676	2,189,047
Accrued compensation	2,715,368	4,222,594
Accrued other	1,738,804	1,460,949
Total	$10,093,312	$22,005,432

11.
DEVELOPMENT AWARDS AND DEFERRED REVENUE

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF (“Investment Agreement”), a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $25 million in the aggregate through December 31, 2021 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Under the Investment Agreement, the Company recorded $881,705 and $3,937,230 of revenue during the years ended December 31, 2021 and 2020, respectively. The Company assessed the 2018 CFF Award for accounting under ASC 606, which it adopted in the first quarter of 2018. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

To determine the transaction price, the Company included the total aggregate payments under the Investment Agreement which amount to $25 million and reduced the revenue to be recognized by the payment to the customer of $6,215,225 in the form of the CFF Warrant representing its fair value, leaving the remaining $18,784,775 as the transaction price as of the outset of the arrangement, which was recognized as revenue over the performance period as discussed below. The $6,215,225 fair value of the warrant was also recorded as an increase to additional paid in capital.

The Company has invoiced and received $25,000,000 in milestone payments, including $12,500,000 in 2018, $5,000,000 in 2019, $5,000,000 in 2020, and $2,500,000 in 2021. The Company notes there are no further development milestones under this agreement.

The CFF Warrant is accounted for as a payment to the customer. See Note 14 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation were performed over an approximately three-year period and were completed as of December 31, 2021. The amounts recognized as revenue, but not received or invoiced were recognized as a contract asset on the Company’s consolidated balance sheet.

12.
INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $186,267,000 and $167,399,000 respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $186,267,000, approximately $103,686,000 are from 2019, 2020, and 2021 have no expiration date. Net operating loss carryforwards starting in 2021 are limited to 80% of taxable income. At December 31, 2021 and 2020, the Company had State net operating loss carryforwards of approximately $177,171,000 and $161,143,000, respectively. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2021 and 2020 of approximately $8,656,000 and $9,233,000, respectively.

In the second half of 2021, the Company received from a foreign taxing authority, an approximate aggregate $12.8 million of cash payments for refundable research and development tax credits that were earned on certain research and development expenses. The Company recorded the $12.8 million in other income in the accompanying statements of operations for the year ended December 31, 2021.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2021	2020
NOL carryforward	$50,311,967	$45,360,175
Foreign net operating loss carryforward	5,846,372	10,532,490
Tax credits	8,392,989	8,843,792
Stock based compensation	9,102,630	7,354,531
Accrued expenses	559,876	1,202,538
Other temporary differences	1,284,347	1,152,853
Subtotal	75,498,181	74,446,379
Valuation allowance	(75,498,181)	(74,446,379)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by $1,052,000 and $23,324,000 in 2021 and 2020, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards. The Company has no uncertain tax positions at December 31, 2021 and 2020 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2021	2020
Tax provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	4.98%	5.83%
Permanent differences	(3.56)%	(1.35)%
Foreign expected tax	(1.21)%	7.37%
Tax credits	2.62%	4.03%
Income tax rate change	(0.20)%	0.02%
NOL Adjustments	(4.10)%	—%
Other	(17.37)%	(8.12)%
Decrease in valuation reserve	(2.16)%	(28.78)%
Total	—%	—%

13.
COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,230,881 shares were issued and outstanding as of December 31, 2021. The Company had 150,000,000 shares authorized, and 98,852,696 shares were issued and outstanding as of December 31, 2020.

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

On April 7, 2020, the Company entered into an Open Market Sale Agreement (the “April 2020 Sale Agreement”) with Jefferies pursuant to which Jefferies served as the Company’s sales agent to sell up to $75,000,000 of shares of the Company’s common stock through an “at the market offering”. Sales of common stock under the April 2020 Sale Agreement were made pursuant to an effective registration statement for an aggregate offering of up to $75,000,000. During the year ended December 31, 2021, the Company did not sell any shares of its common stock under the April 2020 Sale Agreement. During the year ended December 31, 2020, the Company sold 10,539,374 shares of its common stock under the April 2020 Sale Agreement for which the Company received gross proceeds of approximately $75,000,000, less issuance costs incurred of approximately $2,250,000 through December 31, 2020. The Company completed sales of the $75,000,000 of shares of the Company’s common stock under the April 2020 Sale Agreement prior to beginning to sell shares under the August 2020 Sale Agreement.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the year ended December 31, 2021, the Company sold 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $60,681,238, less issuance costs incurred of approximately $1,820,437 through December 31, 2021. During the year ended December 31, 2020, the Company sold 15,546,151 shares of its common stock under the August 2020 Sale Agreement for which the Company received gross proceeds of approximately $21,404,000, less issuance costs incurred of approximately $642,000 through December 31, 2020.

During the year ended December 31, 2021 and 2020, the Company issued 838,600 and 427,611 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $945,000 and $756,000 from these exercises, respectively.

During the year ended December 31, 2021, the Company issued 147,875 shares of restricted common stock pursuant to the Milky Way License Agreement. No restricted common shares were issued during the year ended December 31, 2020.

No warrants were exercised during the years ended December 31, 2021 and 2020.

14.
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

On January 1, 2021, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 2,500,000 shares, which was less than seven percent (7%) of the outstanding shares of common stock on December 31, 2020. As of January 1, 2021 there was a total of 25,570,842 shares reserved for issuance under the 2014 Plan and there were 9,869,051 shares available for future grants. Options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 8,766,162 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021 (see Note 16). As of January 1, 2022, the 2014 Plan had a total reserve of 34,337,004 shares and there were 16,760,151 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding for the years ended December 31, 2021 and 2020, the Company recorded non-cash, stock-based compensation expense of $9,480,373 and $12,458,229, respectively, net of estimated forfeitures.

	Twelve Months Ended December 31,
	2021	2020

Research and development expenses	$2,969,347	$5,336,472
General and administrative expenses	6,511,026	7,121,757
Total stock-based compensation	$9,480,373	$12,458,229

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

The weighted average assumptions used principally in determining the fair value of options granted were as follows:

	2021	2020
Risk free interest rate	0.76%	0.59%
Expected dividend yield	0%	0%
Expected term in years	6.23	6.25
Expected volatility	102.96%	83.56%
Estimated forfeiture rate	9.12%	6.02%

A summary of option activity for years ended December 31, 2021 and 2020 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2019	13,245,366	$5.19
Granted	4,536,600	5.00
Exercised	(427,611)	1.77
Forfeited	(3,064,712)	5.60
Outstanding at December 31, 2020	14,289,643	5.15
Granted	7,373,800	2.36
Exercised	(838,600)	1.13
Forfeited	(5,479,653)	5.04
Expired	(19,085)	6.97
Outstanding at December 31, 2021	15,326,105	$4.06	6.75	$3,529,258
Exercisable at December 31, 2021	9,011,000	$4.87	5.22	$2,691,592
Vested and expected to vest at December 31, 2021	14,652,110	$4.14	6.64	$3,340,598

The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $1.91 and $3.53 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was approximately $1,769,714 and $1,235,676, respectively. As of December 31, 2021, there was approximately $10,825,375 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.47 years at December 31, 2021.

As summary of non-vested stock options for the years ended December 31, 2021 and 2020 is presented below:

Options	Shares	Weighted Average Fair Value
Nonvested December 31, 2019	5,409,272	$5.21
Granted	4,536,600	3.53
Vested	(2,720,493)	5.34
Forfeited	(2,888,085)	4.11
Nonvested December 31, 2020	4,337,294	$4.14
Granted	7,373,800	1.91
Vested	(2,241,925)	4.02
Forfeited	(3,154,064)	2.80
Non-vested at December 31, 2021	6,315,105	$2.26

15.
WARRANTS

No warrants were exercised during the years ended December 31, 2021 and 2020.

At December 31, 2021, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 3.60 years,

The Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. Upon completion of the final milestone set forth in the Investment Agreement and receipt of the final payment from CFF to the Company pursuant to the Investment Agreement, the CFF Warrant will be exercisable for the remaining 500,000 shares of the Company’s common stock. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

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

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 420,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.07 per share. The Warrants were fully vested on October 19, 2021. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

Risk free interest rate	0.90%
Expected dividend yield	—%
Expected term in years	5.00
Expected volatility	100.6%

16.
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

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2020 to December 31, 2021 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2020 to December 31, 2021 has remained consistent. The value of these features was determined to be approximately $797,000 at December 31, 2020 and $133,710 at December 31, 2021 which resulted in $663,290 of other income in 2021. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liability for the year ended December 31, 2021 is presented below.

December 31, 2021
Beginning balance, December 31, 2020	$797,000
Change in fair value of derivative liabilities	(663,290)
Ending balance, December 31, 2021	$133,710

17.
SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board of Directors may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 8,766,162 shares, such amount being seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, the 2014 Plan had a total reserve of 34,337,004 shares and there were 16,760,151 shares available for future grants.

Venn Litigation

On November 18, 2021, Venn Therapeutics, LLC (“Venn”), filed a complaint (the “Complaint”) against us in the U.S. District Court for the Middle District of Florida. The Complaint asserts claims for trade secret misappropriation under federal law and state law, a claim for breach of contract, and state law claims for unfair competition, misrepresentation, unjust enrichment, and intentional interference with advantageous business relations. On November 24, 2021, Venn filed a motion for a preliminary injunction, which requests that the court preliminarily enjoin us from using Venn’s trade secrets and/or confidential information without Venn’s consent, including by conducting any further development work of our immunotherapy program based on CRB-601, until further order of the court. On January 7, 2022, we filed a motion to dismiss the Complaint in its entirety and an opposition to Venn’s motion for a preliminary injunction.

We believe that the Complaint and Venn’s preliminary injunction motion are without merit and intend to vigorously defend the Company against these claims; however, there can be no assurance that we will prevail in such proceedings.