Form 10-Q
period 2022-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2022-05-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, 125,255,881 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,026,334	$25,006,632
Investments	29,094,916	72,640,520
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	2,161,860	2,365,010
Total current assets	88,475,585	100,204,637
Restricted cash	477,425	477,425
Property and equipment, net	2,210,426	2,392,696
Operating lease right of use assets	4,436,376	4,609,110
Other assets	75,275	46,385
Total assets	$95,675,087	$107,730,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$440,815	$767,938
Accounts payable	2,696,810	1,782,277
Accrued expenses	5,496,406	10,093,312
Derivative liability	133,710	133,710
Operating lease liabilities, current	1,171,858	1,136,948
Current portion of long-term debt	5,178,107	3,093,344
Total current liabilities	15,117,706	17,007,529
Long-term debt, net of debt discount	13,728,413	15,636,275
Other long-term liabilities	22,205	22,205
Operating lease liabilities, noncurrent	5,651,480	5,956,217
Total liabilities	34,519,804	38,622,226
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,255,881 and 125,230,881 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12,526	12,523
Additional paid-in capital	420,483,456	418,891,713
Accumulated deficit	(359,171,006)	(349,733,764)
Accumulated other comprehensive loss	(169,693)	(62,445)
Total stockholders’ equity	61,155,283	69,108,027
Total liabilities and stockholders’ equity	$95,675,087	$107,730,253

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue from awards	$—	$647,824
Operating expenses:
Research and development	3,286,236	10,720,823
General and administrative	5,230,923	5,341,197
Total operating expenses	8,517,159	16,062,020
Operating loss	(8,517,159)	(15,414,196)
Other income (expense), net:
Other income (expense), net	(193,351)	(15,094)
Interest income (expense), net	(458,909)	(646,550)
Change in fair value of derivative liability	—	(6,000)
Foreign currency exchange gain (loss), net	(267,823)	16,672
Other income (expense), net	(920,083)	(650,972)
Net loss	$(9,437,242)	$(16,065,168)
Net loss per share, basic and diluted	$(0.08)	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	125,243,242	116,344,900

Comprehensive loss:
Net loss	$(9,437,242)	$(16,065,168)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	(107,248)	(28,765)
Total other comprehensive income (loss)	(107,248)	(28,765)
Total comprehensive loss	$(9,544,490)	$(16,093,933)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	125,230,881	$12,523	$418,891,713	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock	25,000	3	(3)	—	—	—
Stock-based compensation expense	—	—	1,591,746	—	—	1,591,746
Unrealized loss on marketable debt securities	—	—	—	—	(107,248)	(107,248)
Net loss	—	—	—	(9,437,242)	—	(9,437,242)
Balance at March 31, 2022	125,255,881	$12,526	$420,483,456	$(359,171,006)	$(169,693)	$61,155,283

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Stock-based compensation expense	—	—	2,580,402	—		2,580,402
Issuance of common stock, net of issuance costs of $1,820,437	25,391,710	2,539	58,858,262	—	—	58,860,801
Issuance of common stock upon exercise of stock options	788,600	79	894,720	—	—	894,799
Unrealized loss on marketable debt securities	—	—	—	—	(28,765)	(28,765)
Net loss	—	—	—	(16,065,168)		(16,065,168)
Balance at March 31, 2021	125,033,006	$12,503	$411,691,762	$(320,158,506)	$(28,765)	$91,516,994

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,437,242)	$(16,065,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,591,746	2,580,402
Depreciation and amortization	195,719	272,186
Net amortization on premium of investments	454,978	(901)
(Gain) Loss on foreign exchange	349,226	(73,976)
Operating lease right of use asset amortization	172,734	152,360
Amortization of debt discount	176,901	170,284
Realized loss on investments	7,752	-
Change in fair value of derivative liability	-	6,000
Loss on sale of property and equipment	-	5,456
Changes in operating assets and liabilities:
Decrease in prepaid expenses	203,150	54,067
Decrease in contract asset	-	(647,824)
Increase in other assets	(28,890)	(70,000)
Increase (decrease) in accounts payable	565,308	(3,691,841)
Decrease in accrued expenses	(4,596,906)	(4,262,958)
Decrease in operating lease liabilities	(269,826)	(237,592)
Net cash used in operating activities	(10,615,350)	(21,809,505)
Cash flows from investing activities:
Purchases of investments	(6,471,309)	(57,427,043)
Proceeds from sales and maturities of investments	49,446,935	-
Purchases of property and equipment	(13,449)	-
Proceeds from sale of property and equipment	-	2,600
Net cash provided by (used in) investing activities	42,962,177	(57,424,443)
Cash flows from financing activities:
Repayment of short-term borrowings	(327,125)	(301,880)
Proceeds from issuance of common stock	—	62,536,070
Issuance costs paid for common stock financings	—	(1,820,437)
Net cash (used in) provided by financing activities	(327,125)	60,413,753
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,019,702	(18,820,195)
Cash, cash equivalents, and restricted cash at beginning of the period	25,676,532	86,453,341
Cash, cash equivalents, and restricted cash at end of the period	$57,696,234	$67,633,146
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$430,998	$432,455

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 8, 2022 (the “2021 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and operations.

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2022, had an accumulated deficit of $359,171,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $86,121,000 at March 31, 2022 to be sufficient to meet its operating and capital requirements at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, and the valuation of warrants discussed in Note 14.

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At March 31, 2022 and December 31, 2021, cash equivalents were comprised of money market funds.

Restricted cash as of March 31, 2022 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of March 31, 2022.

Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2022	December 31, 2021
Cash	$12,942,128	$6,751,593
Cash Equivalents	44,084,206	18,255,039
Cash and cash equivalents	$57,026,334	$25,006,632

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	669,900	669,900
Total cash, investments, and restricted cash shown in the statement of cash flows	$57,696,234	$25,676,532

As of March 31, 2022, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $11,942,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2021, all of the Company’s cash was held in the United States, except for approximately $5,752,000 of cash which was held principally in its subsidiary in the United Kingdom.

Investments

Investments consist of debt securities and term deposits with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

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

The Company evaluates its marketable debt securities with unrealized losses for other-than-temporary impairment. When assessing marketable debt securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

The Company has subleased a portion of its leased facility under an agreement considered to be an operating lease according to GAAP. The Company has not been legally released from its primary obligations under the original lease and therefore it continues to account for the original lease as it did before commencement of the sublease. The Company will record both fixed and variable payments received from the sublessee in its statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of March 31, 2022, all of the Company’s assets were located in the United States, except for approximately $21,942,000 of cash, cash equivalents, and investments and $785,000 of prepaid expenses and other assets which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2021, all of the Company’s assets were located in the United States, except for approximately $22,504,000 of cash, cash equivalents, and investments, $973,000 of prepaid expenses and other assets, and $1,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2022 or December 31, 2021.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company recognized an impairment loss of approximately $606,000 in the third quarter of 2021 to write down the value of leasehold improvements as a result of entering into a sublease. The Company notes no other impairment charges were taken in 2022. See Note 8 for more details on sublease agreement.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model, net of estimated forfeitures. The fair value of each option grant is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Foreign Currency

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in the Company’s statements of operations and comprehensive loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency of the Company's foreign subsidiaries is the U.S. dollar.

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,437,242)	$(16,065,168)
Weighted average number of common shares-basic	$125,243,242	116,344,900
Net loss per share of common stock-basic	$(0.08)	$(0.14)

* Warrants and options that have not been exercised have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive

Recently Adopted Accounting Pronouncements

In May 2021, the FSB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options which is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification of exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of ASU 2021-04 as of January 1, 2022 had no impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which is intended to simplify various aspects of GAAP for certain financial instruments with characteristics of liabilities and equity. The standard is effective for public companies that meet the definition of an SEC filer, excluding entities that are smaller reporting companies as defined by the SEC, for fiscal years, and interim periods within those years, beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. This standard will be effective for the Company on January 1, 2024 or when it ceases being eligible to be a smaller reporting company. The Company is currently evaluating the timing of the adoption of ASU 2020-06 and the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of March 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$3,200	$—	$—	$3,200
Corporate debt securities	10,993	—	(163)	10,830
Asset backed securities	5,071	—	(6)	5,065
Other Investments:
Term deposits (Maturing 5/5/2022)	10,000	—	—	10,000
Total	$29,264	$—	$(169)	$29,095

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$14,598	$14,478
Maturing after one year but less than three years	4,666	4,617
	$19,264	$19,095

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,794	$—	$—	$12,794
Corporate debt securities	32,922	—	(58)	32,864
Asset backed securities	10,235	—	(4)	10,231
Other Investments:
Term deposits (Maturing 2/20/2022 - 5/5/2022)	16,752	—	—	16,752
Total	$72,703	$—	$(62)	$72,641

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$44,859	$44,847
Maturing after one year but less than three years	11,092	11,041
	$55,951	$55,888

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$44,084	$—	$—	$44,084
Investments:
Term deposits	10,000	—	—	10,000
Commercial paper	—	3,200	—	3,200
Corporate debt securities	—	10,830	—	10,830
Asset backed securities	—	5,065	—	5,065
	$54,084	$19,095	$—	$73,179

Liabilities:
Derivative liabilities	$—	$—	$134	$134

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

The Company determined that substantially all of the fair value of the Jenrin Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payment to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. To date, the Company has made no milestone payments under any of the above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Computer hardware and software	$262,203	$248,754
Office furniture and equipment	1,185,329	1,185,329
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,778,387	4,764,938
Less: accumulated depreciation	(2,567,961)	(2,372,242)
Property and equipment, net	$2,210,426	$2,392,696

Depreciation expense was $195,719 and $272,186 for the three months ended March 31, 2022 and 2021, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2022, the following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2022:

2022 (Remainder of year)	$1,245,353
2023	1,700,005
2024	1,747,447
2025	1,794,889
Thereafter	1,688,145
Total lease payments	$8,175,839

Less: imputed interest	(1,352,501)
Total	$6,823,338

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,133 and $0 was recognized and offset against rent expense for the three months ended March 31, 2022 and 2021, respectively.

Undiscounted sublease cash inflows have been summarized in the following table:

2022 (Remainder of year)	$78,728
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,086,042

Legal Proceedings

On November 18, 2021, Venn Therapeutics, LLC (“Venn”), filed a complaint (the “Complaint”) against the Company in the U.S. District Court for the Middle District of Florida. The Complaint asserts claims for trade secret misappropriation under federal law and state law, a claim for breach of contract, and state law claims for unfair competition, misrepresentation, unjust enrichment, and intentional interference with advantageous business relations. On November 24, 2021, Venn filed a motion for a preliminary injunction, which requests that the court preliminarily enjoin the Company from using Venn’s trade secrets and/or confidential information without Venn’s consent, including by conducting any further development work of our immunotherapy program based on CRB-601, until further order of the court. The Company filed a motion to dismiss the Complaint in its entirety and an opposition to Venn’s motion for a preliminary injunction.

Venn filed an amended complaint (the “Amended Complaint”) against the Company, its Chief Executive Officer, Dr. Yuval Cohen, and a former Corbus employee, on April 6, 2022. The Company filed a motion to dismiss the complaint in its entirety on May 6, 2022.

We believe that the Amended Complaint and Venn’s preliminary injunction motion are without merit and intend to vigorously defend the Company against these claims; however, there can be no assurance that we will prevail in such proceedings.

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

In November 2021, the Company entered into a loan agreement with a financing company for $984,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $111,041 over a nine-month period. Interest accrues on this loan at an annual rate of 3.64%. Prepaid expenses as of March 31, 2022 and December 31, 2021, included approximately $765,625 and $1,093,750, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at March 31, 2022 was 8.75%.

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

The total principal amount of the loan under the Loan Agreement outstanding at March 31, 2022, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2022. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At March 31, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three months ended March 31, 2022 was approximately $684,000. Interest expense for the three months ended March 31, 2021 was $658,000.

The net carrying amounts of the liability components consists of the following:

	March 31, 2022	December 31, 2021

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	1,168,908	992,007
Net Carrying amount	$18,906,520	$18,729,619
Less: current portion of long term debt	$(5,178,107)	$(3,093,344)
Total long-term debt, net of discount	$13,728,413	$15,636,275

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2022	$3,086,443
2023	9,830,223
2024	8,273,334
Total	$21,190,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021

Accrued clinical operations and trials costs	$2,132,865	$5,435,464
Accrued product development costs	7,788	203,676
Accrued compensation	1,549,871	2,715,368
Accrued administrative costs	1,198,396	1,213,699
Accrued interest	607,486	525,105
Total	$5,496,406	$10,093,312

11. DEVELOPMENT AWARDS

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement (the “Investment Agreement”) with the CFF, a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $25 million in the aggregate through March 31, 2022 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Under the Investment Agreement, the Company recorded $0 and $647,824 of revenue during the three months ended March 31, 2022 and 2021, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

The CFF Warrant is accounted for as a payment to the customer. See Note 14 for further information related to the CFF Warrant. The Company notes that the Investment Agreement contains an initial payment that was received upon contract execution and subsequent milestone payments, which are a form of variable consideration that require evaluation for constraint considerations. The Company concluded that the related performance milestones are generally within the Company’s control and as result are considered probable. Revenue associated with the performance obligation is being recognized as revenue as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The research and development services related to this performance obligation were performed over approximately three-year period and were completed in 2021. The amounts recognized as revenue, but not received or invoiced were recognized as a contract asset on the Company’s consolidated balance sheet.

12. COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,255,881 and 125,230,881 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three months ended March 31, 2022, the Company did not sell any shares of its common stock under the August 2020 Sale Agreement. During the three months ended March 31, 2021, the Company sold 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the company received gross proceeds of approximately $60,681,238, less issuance costs incurred of $1,820,437.

During the three months ended March 31, 2022 and 2021, the Company issued 0 and 788,600 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $0 and $894,800 from these exercises, respectively.

During the three months ended March 31, 2022, the Company issued 25,000 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three months ended March 31, 2022 and 2021.

13. STOCK BASED AWARDS

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 8,766,162 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, the 2014 Plan had a total reserve of 34,337,004 shares and there were 16,760,151 shares available for future grants. As of March 31, 2022 there were 12,794,566 shares available for future grants.

Share-based Compensation

For stock options issued and outstanding and restricted stock awards for the three months ended March 31, 2022 and 2021, respectively, the Company recorded non-cash, stock-based compensation expense of $1,591,746 and $2,580,402, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021

Research and development expenses	$176,218	$887,077
General and administrative expenses	1,415,528	1,693,325
Total stock-based compensation	$1,591,746	$2,580,402

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.70%	0.66%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	97.49%	103.85%
Estimated forfeiture rate	13.00%	9.00%

A summary of option activity for the three months ended March 31, 2022 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,326,105	$4.06
Granted	4,636,015	0.47
Forfeited	(417,505)	4.78
Expired	(277,925)	4.75
Outstanding at March 31, 2022	19,266,690	$3.17	7.27	$10,371,031
Vested at March 31, 2022	9,906,454	$4.57	5.40	$2,635,020
Vested and expected to vest at March 31, 2022	17,633,030	$3.36	7.07	$8,581,750

The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $0.37 and $2.09 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was approximately $0 and $1,735,214, respectively. The total fair value of options that were vested as of March 31, 2022 and 2021 was $34,527,881 and $36,311,140, respectively. As of March 31, 2022, there was approximately $10,437,667 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.49 years as of March 31, 2022.

During the three months ended March 31, 2022, the Company granted 25,000 restricted stock awards under the 2014 Plan. As of March 31, 2022, the 25,000 restricted stock awards were fully vested. No restricted stock awards were granted in the three months ended March 31, 2021.

14. WARRANTS

No warrants were exercised during the three months ended March 31, 2022 and 2021.

At March 31, 2022, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 3.36 years.

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

15. DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2HV, an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and marked to market each reporting period after assessing the agreement under ASC 815.

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2021 to March 31, 2022 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2021 to March 31, 2022 has remained consistent. The value of these features was determined to be approximately $133,710 at December 31, 2021 and March 31, 2022 which resulted in no expense recognized in the first three months of 2022. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the three months ended March 31, 2022 is presented below.

March 31, 2022
Beginning balance, December 31, 2021	$133,710
Change in fair value of derivative liabilities	-
Ending balance, March 31, 2022	$133,710

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
3.
Lenabasum, a novel, synthetic, oral molecule that selectively activates cannabinoid receptor type 2 (CB2). We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary endpoint. The National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus has completed its last patient visit and the clinical database had been locked. The Company awaits topline results. The Company does not plan to conduct additional clinical studies for Lenabasum and will seek licensing partners to fund future development.

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products. We have never been profitable and at March 31, 2022, we had an accumulated deficit of approximately $359,171,000. Our net losses for the three months ended March 31, 2022 and 2021, were approximately $9,437,000 and $16,065,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to continue to decline in 2022 as compared to 2021 due to the completion of our lenabasum clinical studies and a reduction in personnel. We do not plan to conduct additional clinical studies for lenabasum. While we expect expenses to decline in 2022, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

•
conduct preclinical and clinical trials for our product candidates;
•
continue our research and development efforts; and
•
manufacture drugs for clinical studies.

Revenue Recognition

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $0 and $648,000 of revenue in the three months ended March 31, 2022 and 2021, respectively.

Amounts recognized in revenue for the three months ended March 31, 2021 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement") with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, $5,000,000 in the third quarter of 2020, and $2,500,000 in the fourth quarter of 2021, upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $0 and $648,000 of revenue in the three months ended March 31, 2022 and 2021, respectively.

Amounts recognized in revenue for the three months ended March 31, 2021 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018, $6.25 million in the second quarter of 2018, $5.0 million in the second quarter of 2019, $5.0 million in the third quarter of 2020, and $2.5 million in the fourth quarter of 2021 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Research and Development. Research and development expenses for the three months ended March 31, 2022 totaled approximately $3,286,000, a decrease of $7,435,000 over the $10,721,000 recorded for the three months ended March 31, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to lower clinical expenses of approximately $4,435,000 associated with the end of lenabasum clinical studies. There was also a decrease of $2,279,000 in compensation costs and $385,000 in data analysis costs.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 33% and 38% of research and development expenses recorded for the three months ended March 31, 2022 and 2021, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the three months ended March 31, 2022 totaled approximately $5,231,000, a decrease of $110,000 over the $5,341,000 recorded for the three months ended March 31, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to decreases in compensation costs partially offset by an increase in legal costs.

Other Expense, Net. Other expense, net for the three months ended March 31, 2022 was approximately $920,000 as compared to approximately $651,000 recorded for the three months ended March 31, 2021. The increase of $269,000 in 2022 as compared to 2021 was primarily attributable foreign currency losses.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the SLE clinical trial has been or is expected to be funded by NIH grants and our phase 2b clinical trial in cystic fibrosis was supported by the 2018 CFF Award. At March 31, 2022, our accumulated deficit since inception was approximately $359,171,000.

At March 31, 2022, we had total current assets of approximately $88,476,000 and current liabilities of approximately $15,118,000, resulting in working capital of approximately $73,358,000. Of our total cash, cash equivalents, investments, and restricted cash of $86.8 million at March 31, 2022, approximately $64.8 million was held within the United States.

Net cash used in operating activities for the three months ended March 31, 2022 was approximately $10,615,000, which includes a net loss of approximately $9,437,000, adjusted for non-cash expenses of approximately $2,949,000 largely related to stock-based compensation expense, and approximately $4,127,000 of cash used by net working capital items principally due to paying down accounts payable and accrued expenses.

Cash provided by investing activities for the three months ended March 31, 2022 totaled approximately $42,962,000, which was principally related to purchases of marketable securities.

Cash used in financing activities for the three months ended March 31, 2022 totaled approximately $327,000, which was related to the repayment of short-term borrowings.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 8, 2022, at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, our calculated public float was below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As of May 10, 2022, the date of the filing of this Quarterly Report on Form 10-Q, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was $68.1 million, which was calculated based on 124,705,962 shares of our outstanding common stock held by non-affiliates at a price of $0.55 per share, the closing price of our common stock on March 25, 2022. As such, we will be restricted from selling more than $22.7 million of securities pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.

We expect our cash, cash equivalents, and marketable securities of approximately $86.1 million at March 31, 2022 will be sufficient to meet our operating and capital requirements into the first quarter of 2024, based on current planned expenditures.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, revenue, costs of expenses and related disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that involve the most judgement and complexity are those relating to:

●	stock based compensation;
●	accrued research and development expenses; and
●	right of use assets and lease liabilities;

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 6, 2022, Venn Therapeutics, LLC (“Venn”), filed an amended complaint (the “Amended Complaint”) against the Company, its Chief Executive Officer, Dr. Yuval Cohen and a former employee of the Company. The Company filed a motion to dismiss the Amended Complaint in its entirety on May 6, 2022.

The Company believes that the Amended Complaint and Venn’s preliminary injunction motion are without merit and intend to vigorously defend the Company against these claims; however, there can be no assurance that the Company will prevail in such proceedings.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company is subject to legal proceedings for which there were no other material changes during the three months ended March 31, 2022.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 10, 2022	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)