Form 10-Q
period 2022-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2022-08-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, 125,268,381 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,770,665	$25,006,632
Investments	47,532,557	72,640,520
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	1,742,273	2,365,010
Total current assets	75,237,970	100,204,637
Restricted cash	477,425	477,425
Property and equipment, net	1,989,007	2,392,696
Operating lease right of use assets	4,258,077	4,609,110
Other assets	104,165	46,385
Total assets	$82,066,644	$107,730,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$110,705	$767,938
Accounts payable	1,986,622	1,782,277
Accrued expenses	4,716,422	10,093,312
Derivative liability	133,710	133,710
Operating lease liabilities, current	1,207,471	1,136,948
Current portion of long-term debt	7,474,846	3,093,344
Total current liabilities	15,629,776	17,007,529
Long-term debt, net of debt discount	11,612,237	15,636,275
Other long-term liabilities	22,205	22,205
Operating lease liabilities, noncurrent	5,332,569	5,956,217
Total liabilities	32,596,787	38,622,226
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,268,381 and 125,230,881 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,527	12,523
Additional paid-in capital	421,996,544	418,891,713
Accumulated deficit	(372,419,894)	(349,733,764)
Accumulated other comprehensive loss	(119,320)	(62,445)
Total stockholders’ equity	49,469,857	69,108,027
Total liabilities and stockholders’ equity	$82,066,644	$107,730,253

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from awards	$—	$136,558	$—	$784,382
Operating expenses:
Research and development	2,499,642	11,265,220	5,785,878	21,986,043
General and administrative	4,840,368	5,572,397	10,071,291	10,913,594
Litigation Settlement	5,000,000	—	5,000,000	—
Total operating expenses	12,340,010	16,837,617	20,857,169	32,899,637
Operating loss	(12,340,010)	(16,701,059)	(20,857,169)	(32,115,255)
Other income (expense), net:
Other income (expense), net	(208,683)	(227,609)	(402,034)	(242,703)
Interest income (expense), net	(490,339)	(401,170)	(949,248)	(1,047,720)
Change in fair value of derivative liability	—	204,000	—	198,000
Foreign currency exchange gain (loss), net	(209,856)	(12,538)	(477,679)	4,134
Other income (expense), net	(908,878)	(437,317)	(1,828,961)	(1,088,289)
Net loss	$(13,248,888)	$(17,138,376)	$(22,686,130)	$(33,203,544)
Net loss per share, basic and diluted	$(0.11)	$(0.15)	$(0.18)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	125,255,881	116,364,131	125,249,596	120,722,622

Comprehensive loss:
Net loss	$(13,248,888)	$(17,138,376)	$(22,686,130)	$(33,203,544)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	50,373	23,311	(56,875)	(5,454)
Total other comprehensive income (loss)	50,373	23,311	(56,875)	(5,454)
Total comprehensive loss	$(13,198,515)	$(17,115,065)	$(22,743,005)	$(33,208,998)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	125,255,881	$12,526	$420,483,456	$(359,171,006)	$(169,693)	$61,155,283
Issuance of common stock, net of issuance costs of $0	12,500	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,513,089	—	—	1,513,089
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	50,373	50,373
Net loss	—	—	—	(13,248,888)	—	(13,248,888)
Balance at June 30, 2022	125,268,381	$12,527	$421,996,544	$(372,419,894)	$(119,320)	$49,469,857

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2021	125,033,006	$12,503	$411,691,762	$(320,158,506)	$(28,765)	$91,516,994
Stock-based compensation expense	—	—	2,507,272	—		2,507,272
Issuance of common stock upon exercise of stock options	50,000	5	49,995	—	—	50,000
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	23,311	23,311
Net loss	—	—	—	(17,138,376)		(17,138,376)
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201

See notes to the unaudited condensed consolidated financial statements.

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	125,230,881	$12,523	$418,891,713	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock, net of issuance costs of $0	37,500	4	(4)	—	—	—
Stock-based compensation expense	—	—	3,104,835	—	—	3,104,835
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(56,875)	(56,875)
Net loss	—	—	—	(22,686,130)	—	(22,686,130)
Balance at June 30, 2022	125,268,381	$12,527	$421,996,544	$(372,419,894)	$(119,320)	$49,469,857

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Issuance of common stock, net of issuance costs of $1,820,437	25,391,710	2,539	58,858,262	—	—	58,860,801
Stock-based compensation expense	—	—	5,087,674	—	—	5,087,674
Issuance of common stock upon exercise of stock options	838,600	84	944,715	—	—	944,799
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(5,454)	(5,454)
Net loss	—	—	—	(33,203,544)	—	(33,203,544)
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,686,130)	$(33,203,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,104,835	5,087,674
Depreciation and amortization	387,803	535,846
Net amortization on premium of investments	661,398	152,524
(Gain) Loss on foreign exchange	631,213	(68,830)
Operating lease right of use asset amortization	351,033	309,636
Amortization of debt discount	357,464	344,094
Realized loss on investments	118,671	—
Change in fair value of derivative liability	—	(198,000)
Loss on sale of property and equipment	21,235	7,914
Changes in operating assets and liabilities:
Decrease in prepaid expenses	622,737	1,087,436
Decrease in contract asset	—	(784,382)
Increase in other assets	(57,780)	231,423
Increase (decrease) in accounts payable	(426,868)	(5,434,110)
Decrease in accrued expenses	(5,376,890)	(6,917,751)
Decrease in operating lease liabilities	(553,125)	(488,006)
Net cash used in operating activities	(22,844,404)	(39,338,076)
Cash flows from investing activities:
Purchases of investments	(66,366,447)	(70,529,641)
Proceeds from sales and maturities of investments	90,637,466	—
Purchases of property and equipment	(13,449)	—
Proceeds from sale of property and equipment	8,100	6,400
Net cash provided by (used in) investing activities	24,265,670	(70,523,241)
Cash flows from financing activities:
Repayment of short-term borrowings	(657,233)	(607,465)
Proceeds from issuance of common stock	—	62,586,070
Issuance costs paid for common stock financings	—	(1,820,437)
Net cash (used in) provided by financing activities	(657,233)	60,158,168
Net increase (decrease) in cash, cash equivalents, and restricted cash	764,033	(49,703,149)
Cash, cash equivalents, and restricted cash at beginning of the period	25,676,532	86,453,341
Cash, cash equivalents, and restricted cash at end of the period	$26,440,565	$36,750,192
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$887,428	$870,649

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 8, 2022 (the “2021 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and operations.

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2022, had an accumulated deficit of $372,420,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $73,303,000 at June 30, 2022 to be sufficient to meet its operating and capital requirements at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation, the accrual of research, product development and clinical obligations, lease obligations, and the valuation of warrants discussed in Note 14.

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At June 30, 2022 and December 31, 2021, cash equivalents were comprised of money market funds.

Restricted cash as of June 30, 2022 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of June 30, 2022.

Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2022	December 31, 2021
Cash	$3,988,041	$6,751,593
Cash Equivalents	21,782,624	18,255,039
Cash and cash equivalents	$25,770,665	$25,006,632

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	669,900	669,900
Total cash, investments, and restricted cash shown in the statement of cash flows	$26,440,565	$25,676,532

As of June 30, 2022, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $2,987,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2021, all of the Company’s cash was held in the United States, except for approximately $5,752,000 of cash which was held principally in its subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of June 30, 2022, all of the Company’s assets were located in the United States, except for approximately $2,987,000 of cash, cash equivalents, and investments and $781,000 of prepaid expenses and other assets which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2021, all of the Company’s assets were located in the United States, except for approximately $22,504,000 of cash, cash equivalents, and investments, $973,000 of prepaid expenses and other assets, and $1,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2022 or December 31, 2021.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,248,888)	$(17,138,376)	$(22,686,130)	$(33,203,544)
Weighted average number of common shares-basic	125,255,881	116,364,131	125,249,596	120,722,622
Net loss per share of common stock-basic	$(0.11)	$(0.15)	$(0.18)	$(0.28)

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of June 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,435	$—	$—	$12,435
Corporate debt securities	35,217	—	(119)	35,098
Asset backed securities	—	—	—	—
Other Investments:
Term Deposits	—	—	—	—
Total	$47,652	$—	$(119)	$47,533

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$47,652	$47,533
Maturing after one year but less than three years	—	—
	$47,652	$47,533

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,794	$—	$—	$12,794
Corporate debt securities	32,922	—	(58)	32,864
Asset backed securities	10,235	—	(4)	10,231
Other Investments:
Term deposits (Matured 2/20/2022 - 5/5/2022)	16,752	—	—	16,752
Total	$72,703	$—	$(62)	$72,641

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$44,859	$44,848
Maturing after one year but less than three years	11,092	11,041
	$55,951	$55,889

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$21,783	$—	$—	$21,783
Investments:
Term deposits	—	—	—	—
Commercial paper	—	12,435	—	12,435
Corporate debt securities	—	35,098	—	35,098
Asset backed securities	—	—	—	—
	$21,783	$47,533	$—	$69,316

Liabilities:
Derivative liabilities	$—	$—	$134	$134

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

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Computer hardware and software	$262,203	$248,754
Office furniture and equipment	1,113,981	1,185,329
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,707,039	4,764,938
Less: accumulated depreciation	(2,718,032)	(2,372,242)
Property and equipment, net	$1,989,007	$2,392,696

Depreciation expense was $192,084 and $263,660 for the three months ended June 30, 2022 and 2021, respectively and $387,803 and $535,846 for the six months ended June 30, 2022 and 2021.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2022, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2022:

2022 (Remainder of year)	$830,235
2023	1,700,005
2024	1,747,447
2025	1,794,889
2026	1,688,144
Total lease payments	$7,760,720

Less: imputed interest	(1,220,680)
Total	$6,540,040

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,133 and $110,266 for the three and six months ended June 30, 2022, respectively was recognized and offset against rent expense.

Undiscounted sublease cash inflows have been summarized in the following table:

2022 (Remainder of year)	$52,485
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,059,799

Legal Proceedings

On May 12, 2022, the Company entered into a binding term sheet (the “Settlement ”) with Venn Therapeutics, LLC, (“Venn”) to resolve the claims by Venn against the Company, its Chief Executive Officer, and a former employee which were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Under the terms of the Settlement, the Company made a $5 million payment to Venn on May 26, 2022 and Venn dismissed with prejudice all claims against the Company, its Chief Executive Officer and a former employee.

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

In November 2021, the Company entered into a loan agreement with a financing company for $984,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $111,041 over a nine-month period. Interest accrues on this loan at an annual rate of 3.64%. Prepaid expenses as of June 30, 2022 and December 31, 2021, included approximately $437,500 and $1,093,750, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at June 30, 2022 was 10%.

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

The total principal amount of the loan under the Loan Agreement outstanding at June 30, 2022, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2022. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At June 30, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and six months ended June 30, 2022 was approximately $698,000 and $1,382,000, respectively. Interest expense for the three and six months ended June 30, 2021 was $672,000 and $1,330,000, respectively.

The net carrying amounts of the liability components consists of the following:

	June 30, 2022	December 31, 2021

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	1,349,471	992,007
Net Carrying amount	$19,087,083	$18,729,619
Less: current portion of long term debt	$(7,474,846)	$(3,093,344)
Total long-term debt, net of discount	$11,612,237	$15,636,275

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2022	$3,052,075
2023	9,804,398
2024	8,333,527
Total	$21,190,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021

Accrued clinical operations and trials costs	$1,263,216	$5,435,464
Accrued product development costs	5,800	203,676
Accrued compensation	1,720,608	2,715,368
Accrued administrative costs	1,056,074	1,213,699
Accrued interest	670,724	525,105
Total	$4,716,422	$10,093,312

11. DEVELOPMENT AWARDS

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF, a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $25 million in the aggregate through June 30, 2022 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

Pursuant to the terms of the Investment Agreement and an amendment entered into on June 20, 2022 (the "Investment Agreements"), in the event Corbus licenses the right to develop and commercialize lenabasum to a third party the Company is obligated to pay the CFF 10% of the first $2 million received, 15% of amounts exceeding $2 million up to $5 million and 23% of amounts exceeding $5 million.

Additionally, the Company is obligated to make (i) royalty payments to CFF of two and one-half percent of net sales from lenabasum due within sixty days after any quarter in which such net sales occur in the Field (as defined in the Investment Agreement), (ii) royalty payments to CFF of one percent of net sales of Non-Field Products (as defined in the Investment Agreement) due within sixty days after any quarter in which such net sales occur, and (iii) royalty payment to CFF of 10% of any amount the Company and its stockholders receive in connection with a change of control transaction, except that such payment shall not exceed five times the amount of the 2018 CFF Award, with such payments to be credited against any other net sales royalty payments due. Accordingly, the Company will owe to CFF a royalty payment equal to 10% of any amounts the Company receives as payment under the collaboration agreement with Kaken, provided that the total royalties that the Company will be required to pay under the Investment Agreement resulting from income from licenses or sales subject to the Investment Agreement are capped at five times the total amount of the 2018 CFF Award. The Company may credit such royalties against any royalties on net sales otherwise owed to CFF under the Investment Agreement. Accordingly, the Company was required to pay CFF $2,700,000 in May 2019 as a result of its receipt of the $27,000,000 upfront cash payment from Kaken.

Either CFF or the Company may terminate the Investment Agreement for cause, which includes the Company’s material failure to achieve certain commercialization and development milestones. The Company’s payment obligations survive the termination of the Investment Agreement.

Pursuant to the terms of the Investment Agreement, the Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and all shares are vested as of June 30, 2022. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up.

Under the Investment Agreement, the Company recorded no revenue for the three and six months ended June 30, 2022 and $136,558 and $784,382 of revenue during the three and six months ended June 30, 2021, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

12. COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,268,381 and 125,230,881 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three and six months ended June 30, 2022, the Company did not sell any shares of its common stock under the August 2020 Sale Agreement. During the three and six months ended June 30, 2021, the Company sold 0 and 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the company received gross proceeds of approximately $0 and $60,681,238, less issuance costs incurred of $1,820,437, respectively.

During the three and six months ended June 30, 2022, the Company issued no shares of common stock upon the exercise of stock options to purchase common stock and the Company received no proceeds exercises, respectively.

During the three and six months ended June 30, 2021, the Company issued 50,000 and 838,600 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $50,000 and $944,800, respectively.

During the three and six months ended June 30, 2022, the Company issued 12,500 and 37,500 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three and six months ended June 30, 2022 and 2021.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 8,766,162 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, the 2014 Plan had a total reserve of 34,337,004 shares and there were 16,760,151 shares available for future grants. As of June 30, 2022 there were 12,756,507 shares available for future grants.

Share-based Compensation

For stock options awarded and outstanding and restricted stock awards for the three months ended June 30, 2022 and 2021, respectively, the Company recorded non-cash, stock-based compensation expense of $1,513,089 and $2,507,272, net of estimated forfeitures. For stock options awarded and outstanding for the six months ended June 30, 2022 and 2021, respectively, the Company recorded non-cash, stock-based compensation expense of $3,104,835 and $5,087,674, respectively, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development expenses	$147,626	$913,003	$323,844	$1,800,080
General and administrative expenses	1,365,463	1,594,269	2,780,991	3,287,594
Total stock-based compensation	$1,513,089	$2,507,272	$3,104,835	$5,087,674

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Six Months Ended June 30,
	2022	2021
Risk free interest rate	1.81%	0.71%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	97.76%	103.46%
Estimated forfeiture rate	12.37%	8.74%

A summary of option activity for the six months ended June 30, 2022 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,326,105	$4.06
Granted	5,086,303	0.46
Forfeited	(842,234)	3.66
Expired	(277,925)	4.75
Outstanding at June 30, 2022	19,292,249	$3.12	7.06	$10,822,865
Vested at June 30, 2022	10,412,743	$4.48	5.32	$2,706,655
Vested and expected to vest at June 30, 2022	17,904,934	$3.28	6.88	$9,268,907

The weighted average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.36 and $2.05 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was approximately $0 and $1,769,714, respectively. The total fair value of options that were vested as of June 30, 2022 and 2021 was $35,605,223 and $37,286,931, respectively. As of June 30, 2022, there was approximately $8,871,950 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.34 years as of June 30, 2022.

In January 2022, the Company granted a restricted stock award of 50,000 shares which vested in 25% increments upon issuance and at the end of each of the three quarters following the grant. During the three and six months ended June 30, 2022, 12,500 and 37,500 of restricted stock awards vested under the 2014 Plan, respectively. No restricted stock awards were granted in the three and six months ended June 30, 2021.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2022 and 2021.

At June 30, 2022, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 3.11 years.

The Company issued a warrant to CFF in January 2018, to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. The CFF Warrant is exercisable at a price equal to $13.20 per share and all shares are vested as of June 30, 2022. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through June 30, 2022. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	—%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 86,206 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $6.96 per share. The K2 Warrant is immediately exercisable for 86,206 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through June 30, 2022. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

Risk free interest rate	0.60%
Expected dividend yield	—%
Expected term in years	10.00
Expected volatility	80.0%

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 420,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.07 per share. The Warrants became fully vested on October 19, 2021. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through June 30, 2022. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

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

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2021 to June 30, 2022 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2021 to June 30, 2022 has remained consistent. The value of these features was determined to be approximately $133,710 at December 31, 2021 and June 30, 2022, which resulted in no expense recognized in the first six months of 2022. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the six months ended June 30, 2022 is presented below.

June 30, 2022
Beginning balance, December 31, 2021	$133,710
Change in fair value of derivative liabilities	-
Ending balance, June 30, 2022	$133,710

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products. We have never been profitable and at June 30, 2022, we had an accumulated deficit of approximately $372,420,000. Our net losses for the three months ended June 30, 2022 and 2021, were approximately $13,249,000 and $17,138,000, respectively. For six months ended June 30, 2022 and 2021, our net losses were approximately $22,686,000 and $33,204,000, respectively,

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to continue to decline in 2022 as compared to 2021 due to the completion of our lenabasum clinical studies and a reduction in personnel. We do not plan to conduct additional clinical studies for lenabasum. While we expect expenses to decline in 2022, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have not recognized revenue in the three and six months ended June 30, 2022, respectively. In the three and six months ended June 30, 2021, we recognized approximately $137,000 and $784,000 of revenue, respectively.

Amounts recognized in revenue for the six months ended June 30, 2021 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement") with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, $5,000,000 in the third quarter of 2020, and $2,500,000 in the fourth quarter of 2021, upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $0 and $137,000 of revenue in the three months ended June 30, 2022 and 2021, respectively.

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

Research and Development. Research and development expenses for the three months ended June 30, 2022 totaled approximately $2,500,000, a decrease of $8,765,000 from the $11,265,000 recorded for the three months ended June 30, 2021. The decrease in fiscal quarter 2022 as compared to 2021 was primarily attributable to lower clinical expenses of approximately $2,425,000 associated with the end of lenabasum clinical studies. There was also a decrease of $2,347,000 in compensation costs, $2,242,000 decrease in the upfront payments made to in-license integrin drugs, and $859,000 in consulting costs.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 21% and 13% of research and development expenses recorded for the three months ended June 30, 2022 and 2021, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the three months ended June 30, 2022 totaled approximately $4,840,000, a decrease of $732,000 from the $5,572,000 recorded for the three months ended June 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to decreases in compensation costs of $562,000 and software costs of $290,000 which were partially offset by an increase of $228,000 in legal costs.

Litigation Settlement. Litigation Settlement expense for the three months ended June 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC. There was no litigation settlement for the three months ended June 30, 2021.

Other Expense, Net. Other expense, net for the three months ended June 30, 2022 was approximately $909,000 as compared to approximately $437,000 recorded for the three months ended June 30, 2021. The increase of $472,000 in 2022 as compared to 2021 was primarily attributable foreign currency losses and the change in the fair value of the derivative liability.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

We had recognized $0 and $784,000 in revenue for the six months ended June 30, 2022 and 2021.

Research and Development. Research and development expenses for the six months ended June 30, 2022 totaled approximately $5,786,000, a decrease of $16,200,000 from the $21,986,000 recorded for the six months ended June 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to lower clinical expenses of approximately $6,991,000 associated with the end of lenabasum clinical studies. There was also a decrease of $4,626,000 in compensation costs, $2,269,000 decrease in the upfront payments made to in-license integrin drugs, and $802,000 in consulting costs, and $523,000 in software costs.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 28% and 25% of research and development expenses recorded for the six months ended June 30, 2022 and 2021, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the six months ended June 30, 2022 totaled approximately $10,071,000, a decrease of $843,000 from the $10,914,000 recorded for the six months ended June 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to decreases in compensation costs of $1,441,000 partially offset by an increase in legal costs of $703,000.

Litigation Settlement. Litigation Settlement expense for the six months ended June 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC. There was no litigation settlement for the six months ended June 30, 2021.

Other Expense, Net. Other expense, net for the six months ended June 30, 2022 was approximately $1,829,000 as compared to approximately $1,088,000 recorded for the six months ended June 30, 2021. The increase of $741,000 in 2022 as compared to 2021 was primarily attributable foreign currency losses and the change in the fair value of the derivative liability.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the SLE clinical trial has been or is expected to be funded by NIH grants and our phase 2b clinical trial in cystic fibrosis was supported by the 2018 CFF Award. At June 30, 2022, our accumulated deficit since inception was approximately $372,420,000.

At June 30, 2022, we had total current assets of approximately $75,238,000 and current liabilities of approximately $15,630,000, resulting in working capital of approximately $59,608,000. Of our total cash, cash equivalents, investments, and restricted cash of $74.0 million at June 30, 2022, approximately $71.0 million was held within the United States.

Net cash used in operating activities for the six months ended June 30, 2022 was approximately $22,844,000, which includes a net loss of approximately $22,686,000, adjusted for non-cash expenses of approximately $5,634,000 largely related to stock-based compensation expense, and approximately $5,792,000 of cash used by net working capital items principally due to paying down accounts payable and accrued expenses.

Cash provided by investing activities for the six months ended June 30, 2022 totaled approximately $24,266,000, which was principally related to sales and purchases of marketable securities.

Cash used in financing activities for the six months ended June 30, 2022 totaled approximately $657,000, which was related to the repayment of short-term borrowings.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 8, 2022, at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, our calculated public float was below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As of August 9, 2022, the date of the filing of this Quarterly Report on Form 10-Q, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was $37.5 million, which was calculated based on 124,695,962 shares of our outstanding common stock held by non-affiliates at a price of $0.30 per share, the closing price of our common stock on July 8, 2022. As such, we will be restricted from selling more than $12.5 million of securities pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.

We expect our cash, cash equivalents, and marketable securities of approximately $73.3 million at June 30, 2022 will be sufficient to meet our operating and capital requirements into the first quarter of 2024, based on current planned expenditures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 12, 2022, the Company entered into a binding term sheet (the “Settlement ”) with Venn Therapeutics, LLC, (“Venn”) to resolve the claims by Venn against the Company, its Chief Executive Officer, and a former employee which were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Under the terms of the Settlement, the Company made a $5 million payment to Venn on May 26, 2022 and Venn dismissed with prejudice all claims against the Company, its Chief Executive Officer and a former employee.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 9, 2022	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)