Form 10-Q
period 2022-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2022-11-08
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, 125,280,881 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,443,645	$25,006,632
Investments	53,785,559	72,640,520
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	926,161	2,365,010
Total current assets	67,347,840	100,204,637
Restricted cash	477,425	477,425
Property and equipment, net	1,798,212	2,392,696
Operating lease right of use assets	4,074,074	4,609,110
Other assets	133,055	46,385
Total assets	$73,830,606	$107,730,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$767,938
Accounts payable	1,374,220	1,782,277
Accrued expenses	4,833,839	10,093,312
Derivative liability	133,710	133,710
Operating lease liabilities, current	1,243,802	1,136,948
Current portion of long-term debt	9,883,638	3,093,344
Total current liabilities	17,469,209	17,007,529
Long-term debt, net of debt discount	9,385,847	15,636,275
Other long-term liabilities	22,205	22,205
Operating lease liabilities, noncurrent	5,007,236	5,956,217
Total liabilities	31,884,497	38,622,226
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,280,881 and 125,230,881 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12,528	12,523
Additional paid-in capital	423,342,069	418,891,713
Accumulated deficit	(381,201,614)	(349,733,764)
Accumulated other comprehensive loss	(206,874)	(62,445)
Total stockholders’ equity	41,946,109	69,108,027
Total liabilities and stockholders’ equity	$73,830,606	$107,730,253

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from awards	$—	$97,323	$—	$881,705
Operating expenses:
Research and development	4,108,190	8,695,641	9,894,068	30,681,684
General and administrative	4,073,266	5,277,090	14,144,557	16,190,684
Litigation Settlement	—	—	5,000,000	—
Total operating expenses	8,181,456	13,972,731	29,038,625	46,872,368
Operating loss	(8,181,456)	(13,875,408)	(29,038,625)	(45,990,663)
Other income (expense), net:
Other income (expense), net	77,712	12,033,031	(324,322)	11,790,328
Interest income (expense), net	(541,889)	(391,867)	(1,491,137)	(1,439,587)
Change in fair value of derivative liability	—	472,143	—	670,143
Foreign currency exchange gain (loss), net	(136,087)	(414,048)	(613,766)	(409,914)
Other income (expense), net	(600,264)	11,699,259	(2,429,225)	10,610,970
Net loss	$(8,781,720)	$(2,176,149)	$(31,467,850)	$(35,379,693)
Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.25)	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	125,268,381	125,209,985	125,255,927	122,234,847

Comprehensive loss:
Net loss	$(8,781,720)	$(2,176,149)	$(31,467,850)	$(35,379,693)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	(87,554)	(3,513)	(144,429)	(8,967)
Total other comprehensive income (loss)	(87,554)	(3,513)	(144,429)	(8,967)
Total comprehensive loss	$(8,869,274)	$(2,179,662)	$(31,612,279)	$(35,388,660)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	125,268,381	$12,527	$421,996,544	$(372,419,894)	$(119,320)	$49,469,857
Issuance of common stock, net of issuance costs of $0	12,500	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,345,526	—	—	1,345,526
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(87,554)	(87,554)
Net loss	—	—	—	(8,781,720)	—	(8,781,720)
Balance at September 30, 2022	125,280,881	$12,528	$423,342,069	$(381,201,614)	$(206,874)	$41,946,109

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	125,083,006	$12,508	$414,249,029	$(337,296,882)	$(5,454)	$76,959,201
Stock-based compensation expense	—	—	2,599,247	—	—	2,599,247
Issuance of common stock upon exercise of stock options	147,875	15	249,985	—	—	250,000
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(3,513)	(3,513)
Net loss	—	—	—	(2,176,149)	—	(2,176,149)
Balance at September 30, 2021	125,230,881	$12,523	$417,098,261	$(339,473,031)	$(8,967)	$77,628,786

See notes to the unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	125,230,881	$12,523	$418,891,713	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock, net of issuance costs of $0	50,000	5	(5)	—	—	—
Stock-based compensation expense	—	—	4,450,361	—	—	4,450,361
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(144,429)	(144,429)
Net loss	—	—	—	(31,467,850)	—	(31,467,850)
Balance at September 30, 2022	125,280,881	$12,528	$423,342,069	$(381,201,614)	$(206,874)	$41,946,109

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	98,852,696	$9,885	$349,358,378	$(304,093,338)	$—	$45,274,925
Issuance of common stock, net of issuance costs of $1,820,437	25,539,585	2,554	59,108,247	—	—	59,110,801
Stock-based compensation expense	—	—	7,686,921	—	—	7,686,921
Issuance of common stock upon exercise of stock options	838,600	84	944,715	—	—	944,799
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(8,967)	(8,967)
Net loss	—	—	—	(35,379,693)	—	(35,379,693)
Balance at September 30, 2021	125,230,881	$12,523	$417,098,261	$(339,473,031)	$(8,967)	$77,628,786

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,467,850)	$(35,379,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,450,361	7,686,921
Depreciation and amortization	578,598	792,132
Net amortization on premium of investments	232,844	606,078
Loss on foreign exchange	829,235	493,722
Operating lease right of use asset amortization	535,037	361,327
Amortization of debt discount	539,867	471,954
Realized loss on investments	177,939	521,497
Change in fair value of derivative liability	—	(670,143)
Loss on sale of property and equipment	21,235	9,099
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,438,849	1,601,003
Increase in contract asset	—	(881,704)
(Increase) decrease in other assets	(86,670)	234,037
Decrease in accounts payable	(1,237,294)	(5,196,591)
Decrease in accrued expenses	(5,259,474)	(8,387,299)
Decrease in operating lease liabilities	(842,127)	(743,462)
Net cash used in operating activities	(30,089,450)	(38,481,122)
Cash flows from investing activities:
Purchases of investments	(88,738,150)	(77,266,596)
Proceeds from sales and maturities of investments	107,037,899	7,019,756
Purchases of property and equipment	(13,449)	—
Proceeds from sale of property and equipment	8,100	7,700
Net cash provided by (used in) investing activities	18,294,400	(70,239,140)
Cash flows from financing activities:
Repayment of short-term borrowings	(767,937)	(710,158)
Proceeds from issuance of common stock	—	62,586,070
Issuance costs paid for common stock financings	—	(1,820,437)
Net cash (used in) provided by financing activities	(767,937)	60,055,475
Net decrease in cash, cash equivalents, and restricted cash	(12,562,987)	(48,664,787)
Cash, cash equivalents, and restricted cash at beginning of the period	25,676,532	86,453,341
Cash, cash equivalents, and restricted cash at end of the period	$13,113,545	$37,788,554
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,407,208	$1,305,512

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 8, 2022 (the “2021 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

The Company is continuing to monitor the impact of the COVID-19 pandemic on its business and operations.

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2022, had an accumulated deficit of $381,202,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $66,229,000 at September 30, 2022 to be sufficient to meet its operating and capital requirements at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At September 30, 2022 and December 31, 2021, cash equivalents were comprised of money market funds.

Restricted cash as of September 30, 2022 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of September 30, 2022.

Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2022	December 31, 2021
Cash	$3,806,107	$6,751,593
Cash Equivalents	8,637,538	18,255,039
Cash and cash equivalents	$12,443,645	$25,006,632

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	669,900	669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$13,113,545	$25,676,532

As of September 30, 2022, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $2,806,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2021, all of the Company’s cash was held in the United States, except for approximately $5,752,000 of cash which was held principally in its subsidiary in the United Kingdom.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities, current and noncurrent in the Company’s consolidated balance sheets.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for autoimmunity, fibrosis, and cancer. As of September 30, 2022, all of the Company’s assets were located in the United States, except for approximately $2,806,000 of cash, cash equivalents, and investments and $442,000 of prepaid expenses and other assets which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2021, all of the Company’s assets were located in the United States, except for approximately $22,504,000 of cash, cash equivalents, and investments, $973,000 of prepaid expenses and other assets, and $1,000 of property and equipment, net which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2022 or December 31, 2021.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company recognized an impairment loss of approximately $606,000 of which $380,000 was included in research and development and $226,000 was included in general and administrative during the third quarter of 2021 to write down the value of leasehold improvements as a result of entering into a sublease. The Company notes no impairment charges were taken in 2022. See Note 8 for more details on sublease agreement.

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

Net Loss Per Common Share

Net loss per share was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,781,720)	$(2,176,149)	$(31,467,850)	$(35,379,693)
Weighted average number of common shares-basic	125,268,381	125,209,985	125,255,927	122,234,847
Net loss per share of common stock-basic	$(0.07)	$(0.02)	$(0.25)	$(0.29)

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of September 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$17,405	$—	$—	$17,405
Corporate debt securities	36,588	—	(207)	36,381
Total	$53,993	$—	$(207)	$53,786

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of September 30, 2022 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$53,993	$53,786
Maturing after one year but less than three years	—	—
	$53,993	$53,786

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,794	$—	$—	$12,794
Corporate debt securities	32,922	—	(58)	32,864
Asset backed securities	10,235	—	(4)	10,231
Other Investments:
Term deposits (Matured 2/20/2022 - 5/5/2022)	16,752	—	—	16,752
Total	$72,703	$—	$(62)	$72,641

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$44,859	$44,848
Maturing after one year but less than three years	11,092	11,041
	$55,951	$55,889

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$8,638	$—	$—	$8,638
Investments:
Commercial paper	—	17,405	—	17,405
Corporate debt securities	—	36,381	—	36,381
	$8,638	$53,786	$—	$62,424

Liabilities:
Derivative liabilities	$—	$—	$134	$134

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

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Computer hardware and software	$262,203	$248,754
Office furniture and equipment	1,113,980	1,185,329
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,707,038	4,764,938
Less: accumulated depreciation	(2,908,826)	(2,372,242)
Property and equipment, net	$1,798,212	$2,392,696

Depreciation expense was $190,795 and $256,286 for the three months ended September 30, 2022 and 2021, respectively and $578,598 and $792,132 for the nine months ended September 30, 2022 and 2021.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2022, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2022:

2022 (Remainder of year)	$415,118
2023	1,700,005
2024	1,747,447
2025	1,794,889
2026	1,688,144
Total lease payments	$7,345,603

Less: imputed interest	(1,094,565)
Total	$6,251,038

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,133 and $165,398 for the three and nine months ended September 30, 2022, respectively was recognized and offset against rent expense.

Undiscounted sublease cash inflows have been summarized in the following table:

2022 (Remainder of year)	$26,243
2023	185,717
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$1,033,557

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

In November 2021, the Company entered into a loan agreement with a financing company for $984,375 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $111,041 over a nine-month period. Interest accrues on this loan at an annual rate of 3.64%. Prepaid expenses as of September 30, 2022 and December 31, 2021, included approximately $109,375 and $1,093,750, respectively, related to the underlying insurance policy being financed. The loan was fully repaid in July 2022.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 will be made available at the Company’s option subject to the achievement of certain clinical and regulatory milestones. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at September 30, 2022 was 11.5%.

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

The total principal amount of the loan under the Loan Agreement outstanding at September 30, 2022, including the $1,190,000 final payment discussed above, is $21,190,000.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2022. The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan Agreement.

The total debt discount related to Lenders of approximately $2,262,000 is being charged to interest expense using the effective interest method over the term of the debt. At September 30, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and nine months ended September 30, 2022 was approximately $811,000 and $2,193,000, respectively. Interest expense for the three and nine months ended September 30, 2021 was $686,000 and $2,016,000, respectively.

The net carrying amounts of the liability components consists of the following:

	September 30, 2022	December 31, 2021

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,262,388)	(2,262,388)
Accretion of Debt Discount	1,531,873	992,007
Net Carrying amount	$19,269,485	$18,729,619
Less: current portion of long term debt	$(9,883,638)	$(3,093,344)
Total long-term debt, net of discount	$9,385,847	$15,636,275

The following table summarizes the future principal payments due under long-term debt;

Principal Payments and final payment on Loan Agreement

Remaining 2022	$3,021,127
2023	9,774,399
2024	8,394,474
Total	$21,190,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021

Accrued pre-clinical and clinical costs	$1,405,142	$5,435,464
Accrued product development costs	34,262	203,676
Accrued compensation	1,707,393	2,715,368
Accrued administrative costs	721,500	1,213,699
Accrued interest	965,542	525,105
Total	$4,833,839	$10,093,312

11. DEVELOPMENT AWARDS

2018 CFF Award

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement with the CFF, a non-profit drug discovery and development corporation, pursuant to which the Company received an award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis, of which the Company has received $25 million in the aggregate through September 30, 2022 upon the Company’s achievement of milestones related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement.

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

Pursuant to the terms of the Investment Agreement, the Company issued a warrant to CFF to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and all shares are vested as of September 30, 2022. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up.

Under the Investment Agreement, the Company recorded no revenue for the three and nine months ended September 30, 2022 and $97,323 and $881,705 of revenue during the three and nine months ended September 30, 2021, respectively. The Company concluded that the contract counterparty, CFF, is a customer. The Company identified the following material promise under the arrangement: research and development activities and related services under the Phase 2b Clinical Trial. Based on these assessments, the Company identified one performance obligation at the outset of the Investment Agreement, which consists of: Phase 2b Clinical Trial research and development activities and related services.

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

12. COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 125,280,881 and 125,230,881 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three and nine months ended September 30, 2022, the Company did not sell any shares of its common stock under the August 2020 Sale Agreement. During the three and nine months ended September 30, 2021, the Company sold 0 and 25,391,710 shares of its common stock under the August 2020 Sale Agreement for which the company received gross proceeds of approximately $0 and $60,681,238, less issuance costs incurred of $1,820,437, respectively.

During the three and nine months ended September 30, 2022, the Company issued no shares of common stock upon the exercise of stock options to purchase common stock and the Company received no proceeds exercises, respectively.

During the three and nine months ended September 30, 2021, the Company issued 0 and 838,600 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $0 and $944,800, respectively.

During the three and nine months ended September 30, 2022, the Company issued 12,500 and 50,000 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three and nine months ended September 30, 2022 and 2021.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 8,766,162 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, the 2014 Plan had a total reserve of 34,337,004 shares and there were 16,760,151 shares available for future grants. As of September 30, 2022 there were 13,121,151 shares available for future grants.

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

Share-based Compensation

For stock options awarded and outstanding and restricted stock awards for the three months ended September 30, 2022 and 2021, respectively, the Company recorded non-cash, stock-based compensation expense of $1,345,526 and $2,599,247, net of estimated forfeitures. For stock options awarded and outstanding for the nine months ended September 30, 2022 and 2021, respectively, the Company recorded non-cash, stock-based compensation expense of $4,450,361 and $7,686,921, respectively, net of estimated forfeitures.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development expenses	$141,933	$986,406	$465,777	$2,786,486
General and administrative expenses	1,203,593	1,612,841	3,984,584	4,900,435
Total stock-based compensation	$1,345,526	$2,599,247	$4,450,361	$7,686,921

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk free interest rate	1.89%	0.71%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.23
Expected volatility	97.88%	103.43%
Estimated forfeiture rate	12.16%	8.78%

A summary of option activity for the nine months ended September 30, 2022 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,326,105	$4.06
Granted	5,298,503	0.44
Forfeited	(1,404,071)	3.97
Expired	(305,432)	4.34
Outstanding at September 30, 2022	18,915,105	$3.05	6.89	$10,981,693
Vested at September 30, 2022	10,619,178	$4.33	5.33	$3,055,619
Vested and expected to vest at September 30, 2022	17,740,623	$3.19	6.75	$9,640,583

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $0.35 and $2.02 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was approximately $0 and $1,769,714, respectively. The total fair value of options that were vested as of September 30, 2022 and 2021 was $35,118,543 and $38,806,156, respectively. As of September 30, 2022, there was approximately $7,623,461 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.18 years as of September 30, 2022.

In January 2022, the Company granted a restricted stock award of 50,000 shares which vested in 25% increments upon issuance and at the end of each of the three quarters following the grant. During the three and nine months ended September 30, 2022, 12,500 and 50,000 of restricted stock awards vested under the 2014 Plan, respectively. No restricted stock awards were granted in the three and nine months ended September 30, 2021.

14. WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2022 and 2021.

At September 30, 2022, there were warrants outstanding to purchase 1,506,206 shares of common stock with a weighted average exercise price of $9.46 and a weighted average remaining life of 2.86 years.

The Company issued a warrant to CFF in January 2018, to purchase an aggregate of 1,000,000 shares of the Company’s common stock (the “CFF Warrant”). The CFF Warrant is exercisable at a price equal to $13.20 per share and is immediately exercisable for 500,000 shares of the Company’s common stock. The CFF Warrant is exercisable at a price equal to $13.20 per share and all shares are vested as of September 30, 2022. The CFF Warrant expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through September 30, 2022. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	—%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 86,206 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $6.96 per share. The K2 Warrant is immediately exercisable for 86,206 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through September 30, 2022. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

Risk free interest rate	0.60%
Expected dividend yield	—%
Expected term in years	10.00
Expected volatility	80.0%

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 420,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.07 per share. The Warrants became fully vested on October 19, 2021. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under GAAP for equity classification. In accordance with GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. No such changes have occurred through September 30, 2022. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

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

The value of these features are determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2021 to September 30, 2022 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2021 to September 30, 2022 has remained consistent. The value of these features was determined to be approximately $133,710 at December 31, 2021 and September 30, 2022, which resulted in no expense recognized in the first nine months of 2022. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the nine months ended September 30, 2022 is presented below.

September 30, 2022
Beginning balance, December 31, 2021	$133,710
Change in fair value of derivative liabilities	-
Ending balance, September 30, 2022	$133,710

16. SUBSEQUENT EVENTS

Common Stock Dividend of Series A Preferred Stock

On October 12, 2022, the Board declared a dividend of 0.008 of a share of Series A Preferred Stock, par value $0.0001 per share, for each outstanding share of Common Stock to stockholders of record at 5:00pm Eastern Time on October 22, 2022.

Amended Loan and Security Agreement with K2 HealthVentures LLC

On October 25, 2022, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into an amendment to the Loan and Security Agreement dated as of July 28, 2020 with K2 HealthVentures LLC (“K2HV”), an unrelated third party to defer the commencement of principal repayments by a one year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Pursuant to the Amended Loan Agreement, the Company paid $119,000 at the time of entering into the Amended Loan Agreement and will pay $400,000 at the maturity of the loan. In addition, pursuant to the Loan Agreement, the Lenders may jointly elect at any time and from time to time prior to the payment in full of the loans to convert any portion (in a minimum amount of $500,000) of the principal amount of the loans then outstanding into shares of the Company’s common stock at a conversion price of $9.40 per share, provided that the aggregate principal amount of loans converted by the Lenders into common stock may not exceed $5,000,000. The Amended Loan Agreement adjusts the conversion price of a $2,000,000 portion of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $9.40 per share to $0.15 per share, and $1,125,000 of the loan from $9.40 per share to $0.2625 per share.

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
3.
Lenabasum, a novel, synthetic, oral molecule that selectively activates cannabinoid receptor type 2 (CB2). We completed a Phase 3 study in dermatomyositis in June 2021 which did not meet its primary endpoint. The National Institutes of Health-sponsored Phase 2 study of lenabasum in systemic lupus erythematosus has completed its last patient visit and the clinical database had been locked. The Company awaits topline results. The Company does not plan to conduct additional clinical studies for Lenabasum and is seeking licensing partners to fund future development.

Financial Operations Overview

We are an immunology company and have not generated any revenues from the sale of products. We have never been profitable and at September 30, 2022, we had an accumulated deficit of approximately $381,202,000. Our net losses for the three months ended September 30, 2022 and 2021, were approximately $8,782,000 and $2,176,000, respectively. For nine months ended September 30, 2022 and 2021, our net losses were approximately $31,468,000 and $35,380,000, respectively,

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to continue to decline in 2022 as compared to 2021 due to the completion of our lenabasum clinical studies and a reduction in personnel. We do not plan to conduct additional clinical studies for lenabasum. While we expect expenses to decline in 2022, we will still incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have not recognized revenue in the three and nine months ended September 30, 2022, respectively. In the three and nine months ended September 30, 2021, we recognized approximately $97,000 and $882,000 of revenue, respectively.

Amounts recognized in revenue for the nine months ended September 30, 2021 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement") with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25,000,000 in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6,250,000 in the first quarter of 2018, $6,250,000 in the second quarter of 2018, $5,000,000 in the second quarter of 2019, $5,000,000 in the third quarter of 2020, and $2,500,000 in the fourth quarter of 2021, upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of lenabasum or other of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

We have recognized approximately $0 and $97,000 of revenue in the three months ended September 30, 2022 and 2021, respectively.

Amounts recognized in revenue for the three months ended September 30, 2021 were in connection with our entry on January 26, 2018 into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement) with the Cystic Fibrosis Foundation (“CFF”), a non-profit drug discovery and development corporation, pursuant to which we received a development award for up to $25 million in funding (the “2018 CFF Award”) to support a Phase 2b Clinical Trial (the “Phase 2b Clinical Trial”) of lenabasum in patients with cystic fibrosis of which we received $6.25 million in the first quarter of 2018, $6.25 million in the second quarter of 2018, $5.0 million in the second quarter of 2019, $5.0 million in the third quarter of 2020, and $2.5 million in the fourth quarter of 2021 upon our achievement of a milestone related to the progress of the Phase 2b Clinical Trial, as set forth in the Investment Agreement. We received the entire $25 million from the CFF and have recorded a total of $25 million in revenue to date. We will not be recognizing revenue in the future from the 2018 CFF award.

Research and Development. Research and development expenses for the three months ended September 30, 2022 totaled approximately $4,108,000, a decrease of $4,588,000 from the $8,696,000 recorded for the three months ended September 30, 2021. The decrease in fiscal quarter 2022 as compared to 2021 was primarily attributable to decreases of $2,247,000 in compensation costs, $966,000 in consulting costs, and lower clinical expenses of approximately $671,000 all associated with the end of lenabasum clinical studies and a corresponding reduction in headcount.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 48% and 23% of research and development expenses recorded for the three months ended September 30, 2022 and 2021, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the three months ended September 30, 2022 totaled approximately $4,073,000, a decrease of $1,204,000 from the $5,277,000 recorded for the three months ended September 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to decreases in compensation costs of $734,000 driven by reductions in headcount as the company transitioned to the pre-clinical phase and needed less support staff, as well as impairment losses of $226,000 as a result of the sublease agreement.

Other Income (Expense), Net. Other expense, net for the three months ended September 30, 2022 was approximately $600,000 as compared to other income of approximately $11,699,000 recorded for the three months ended September 30, 2021. The decrease of $12,299,000 in 2022 as compared to 2021 was primarily attributable to the receipt of approximately $12,300,000 from a foreign tax authority for refundable research and development credits in 2021. The current year refundable research and development credits are expected in Q4 2022.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

We had recognized $0 and $882,000 in revenue for the nine months ended September 30, 2022 and 2021.

Research and Development. Research and development expenses for the nine months ended September 30, 2022 totaled approximately $9,894,000, a decrease of $20,788,000 from the $30,682,000 recorded for the nine months ended September 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to lower clinical expenses of approximately $7,721,000, as well as decreases of $6,934,000 in compensation costs, $1,768,000 in consulting costs, and $1,156,000 in data analysis costs all associated with the end of lenabasum clinical studies and a corresponding reduction in headcount. There was also a decrease of $2,269,000 in the upfront payments made to in-license integrin drugs.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 36% and 25% of research and development expenses recorded for the nine months ended September 30, 2022 and 2021, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the nine months ended September 30, 2022 totaled approximately $14,145,000, a decrease of $2,046,000 from the $16,191,000 recorded for the nine months ended September 30, 2021. The decrease in fiscal 2022 as compared to fiscal 2021 was primarily attributable to decreases in compensation costs of $2,183,000 driven by reductions in headcount as the company transitioned to the pre-clinical phase and needed less support staff.

Litigation Settlement. Litigation Settlement expense for the nine months ended September 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC. There was no litigation settlement for the nine months ended September 30, 2021.

Other Income (Expense), Net. Other expense, net for the nine months ended September 30, 2022 was approximately $2,429,000 as compared to approximately other income of $10,611,000 recorded for the nine months ended September 30, 2021. The decrease of $13,040,000 in 2022 as compared to 2021 was primarily attributable to the receipt of approximately $12,300,000 from a foreign tax authority for refundable research and development credits in 2021. The current year refundable research and development credits are expected in Q4 2022.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. In addition, the majority of the costs of the SLE clinical trial has been or is expected to be funded by NIH grants and our phase 2b clinical trial in cystic fibrosis was supported by the 2018 CFF Award. At September 30, 2022, our accumulated deficit since inception was approximately $381,202,000.

At September 30, 2022, we had total current assets of approximately $67,348,000 and current liabilities of approximately $17,469,000, resulting in working capital of approximately $49,879,000. Of our total cash, cash equivalents, investments, and restricted cash of $66.9 million at September 30, 2022, approximately $64.1 million was held within the United States.

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $30,089,000, which includes a net loss of approximately $31,468,000, adjusted for non-cash expenses of approximately $7,365,000 largely related to stock-based compensation expense, and approximately $5,987,000 of cash used by net working capital items principally due to paying down accounts payable and accrued expenses.

Cash provided by investing activities for the nine months ended September 30, 2022 totaled approximately $18,294,000, which was principally related to sales and purchases of marketable securities.

Cash used in financing activities for the nine months ended September 30, 2022 totaled approximately $768,000, which was related to the repayment of short-term borrowings.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 8, 2022, at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, our calculated public float was below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As of November 8, 2022, the date of the filing of this Quarterly Report on Form 10-Q, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was $27.4 million, which was calculated based on 124,855,879 shares of our outstanding common stock held by non-affiliates at a price of $0.22 per share, the closing price of our common stock on September 13, 2022. As such, we will be restricted from selling more than $9.1 million of securities pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.

We expect our cash, cash equivalents, and marketable securities of approximately $66.2 million at September 30, 2022 will be sufficient to meet our operating and capital requirements through the second quarter of 2024, based on current planned expenditures.

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

Leases

We lease our office space. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities, current and noncurrent in our consolidated balance sheets.

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

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 and as updated by our Form 8-K filed on July 6, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 8, 2022	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)