Form 10-Q
period 2023-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2023-05-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, 4,215,133 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,324,437	$17,002,715
Investments	36,902,563	42,194,296
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	1,445,524	791,616
Total current assets	45,864,999	60,181,102
Restricted cash	477,425	477,425
Property and equipment, net	1,431,945	1,613,815
Operating lease right of use assets	3,688,468	3,884,252
Other assets	182,436	155,346
Total assets	$51,645,273	$66,311,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$203,258	$353,323
Accounts payable	1,322,990	2,173,963
Accrued expenses	6,468,302	5,999,252
Derivative liability	36,868	36,868
Operating lease liabilities, current	1,318,671	1,280,863
Current portion of long-term debt	5,008,858	2,795,669
Total current liabilities	14,358,947	12,639,938
Long-term debt, net of debt discount	13,972,360	15,984,426
Other long-term liabilities	2,522,205	22,205
Operating lease liabilities, noncurrent	4,332,809	4,675,354
Total liabilities	35,186,321	33,321,923
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022. See Note 11	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 4,215,133 and 4,171,297 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	422	417
Additional paid-in capital	426,352,478	425,196,359
Accumulated deficit	(409,825,479)	(392,080,667)
Accumulated other comprehensive loss	(68,469)	(126,092)
Total stockholders’ equity	16,458,952	32,990,017
Total liabilities and stockholders’ equity	$51,645,273	$66,311,940

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$13,388,343	$3,286,236
General and administrative	3,908,682	5,230,923
Total operating expenses	17,297,025	8,517,159
Operating loss	(17,297,025)	(8,517,159)
Other income (expense), net:
Other income (expense), net	229,507	(193,351)
Interest income (expense), net	(678,022)	(458,909)
Foreign currency exchange gain (loss), net	728	(267,823)
Other income (expense), net	(447,787)	(920,083)
Net loss	$(17,744,812)	$(9,437,242)
Net loss per share, basic and diluted	$(4.24)	$(2.26)
Weighted average number of common shares outstanding, basic and diluted	4,181,556	4,170,043

Comprehensive loss:
Net loss	$(17,744,812)	$(9,437,242)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	57,623	(107,248)
Total other comprehensive income (loss)	57,623	(107,248)
Total comprehensive loss	$(17,687,189)	$(9,544,490)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$417	$425,196,359	$(392,080,667)	$(126,092)	$32,990,017
Stock-based compensation expense	—	—	1,026,379	—	—	1,026,379
Issuance of common stock upon exercise of stock options	43,836	5	129,740		—	129,745
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	57,623	57,623
Net loss	—	—	—	(17,744,812)	—	(17,744,812)
Balance at March 31, 2023	4,215,133	$422	$426,352,478	$(409,825,479)	$(68,469)	$16,458,952

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	4,169,631	$416	$418,903,820	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock and restricted stock units, net of issuance costs of $0	833	1	—	—	—	1
Stock-based compensation expense	—	—	1,591,746	—	—	1,591,746
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(107,248)	(107,248)
Net loss	—	—	—	(9,437,242)	—	(9,437,242)
Balance at March 31, 2022	4,170,464	$417	$420,495,566	$(359,171,006)	$(169,693)	$61,155,284

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,744,812)	$(9,437,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,026,379	1,591,746
Depreciation and amortization	181,870	195,719
Net amortization on (discount) premium of investments	(201,908)	454,978
(Gain) Loss on foreign exchange	(2,917)	349,226
Amortization of debt discount	201,123	176,901
Realized loss on investments	1,561	7,752
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other current assets	(561,219)	203,150
Increase in other assets	(27,090)	(28,890)
Decrease in operating lease right of use asset	195,784	172,734
Increase in other long-term liabilities	2,500,000	—
(Decrease) Increase in accounts payable	(848,056)	565,308
Increase (Decrease) in accrued expenses	469,050	(4,596,906)
Decrease in operating lease liabilities	(304,737)	(269,826)
Net cash used in operating activities	(15,114,972)	(10,615,350)
Cash flows from investing activities:
Purchases of investments	(13,308,006)	(6,471,309)
Proceeds from sales and maturities of investments	18,857,710	49,446,935
Purchases of property and equipment	—	(13,449)
Net cash provided by investing activities	5,549,704	42,962,177
Cash flows from financing activities:
Repayment of short-term borrowings	(150,066)	(327,125)
Proceeds from issuance of common stock	37,056	—
Net cash used in financing activities	(113,010)	(327,125)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,678,278)	32,019,702
Cash, cash equivalents, and restricted cash at beginning of the period	17,672,615	25,676,532
Cash, cash equivalents, and restricted cash at end of the period	$7,994,337	$57,696,234
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$641,458	$430,998
Proceeds from issuance of common stock not yet received	$92,689	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

1. NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a precision oncology company committed to helping people defeat serious illness by bringing innovative scientific approaches to well understood biological pathways. Corbus' internally developing pipeline includes CRB-701, a next generation antibody drug conjugate (ADC) that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload, and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The Company has also developed CRB-913, an endocannabinoid small molecule drug, for the treatment of obesity and is seeking partners to fund further development. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of March 31, 2023 and the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023 (the “2022 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2023, had an accumulated deficit of approximately $409,825,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of $44,227,000 at March 31, 2023 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the condensed consolidated financial statements is as follows:

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reverse Stock Split

On February 14, 2023, the Company completed a 1-for-30 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of common stock or par value. All references in these condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split (see Note 12).

Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, and the valuation of warrants (see Note 9 and Note 14) and the derivative liability associated with the K2 Loan and Security Agreement (see Note 15).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from date of purchase to be cash equivalents. At March 31, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, commercial paper, and other debt securities with maturities less than three months from the date of purchase.

Restricted cash as of March 31, 2023 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of March 31, 2023.

Cash, cash equivalents, and restricted cash consist of the following:

	March 31, 2023	December 31, 2022
Cash	$2,897,157	$3,805,156
Cash equivalents	4,427,280	13,197,559
Cash and cash equivalents	$7,324,437	$17,002,715

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	$669,900	$669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,994,337	$17,672,615

As of March 31, 2023, all of the Company’s cash and cash equivalents was held in the United States, except for approximately $1,986,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2022, all of the Company’s cash was held in the United States, except for approximately $2,805,000 of cash which was held in its subsidiaries in the United Kingdom and Australia.

Investments

Investments consist of debt securities and term deposits with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company classifies all of its marketable debt securities as available-for-sale securities. The Company’s marketable debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities that are not related to credit losses are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity. The cost of debt securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may, from time to time, have cash in its U.S. banks in excess of Federal Deposit Insurance Corporation insurance limits and in its foreign banks in excess of their local insurance limits. However, the Company believes the risk of loss is minimal as these banks are large financial institutions.

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

The Company’s investments, debt, and its derivative liabilities are carried at fair value determined according to the fair value hierarchy described above. The carrying values of the Company’s prepaid expenses and other current assets and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include the discount rate, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our condensed consolidated financial statements, resulting in fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheets.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for cancer. As of March 31, 2023, all of the Company’s assets were located in the United States, except for approximately $1,986,000 of cash and cash equivalents and $836,000 of prepaid expenses and other assets which were held outside of the United States, principally in its subsidiary in the United Kingdom. As of December 31, 2022, all of the Company’s assets were located in the United States, except for approximately $2,805,000 of cash and cash equivalents and $136,000 of prepaid expenses and other assets which were held outside of the United States, principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of March 31, 2023 or December 31, 2022.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in the three months ended March 31, 2023 and 2022.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”), to employees, non-employees and directors as an expense in the statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock-based award. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock units is the quoted closing market price per share on the grant date. Forfeitures are estimated on the grant date based on historical experience and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised. The fair value of each grant is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Foreign Currency

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in Other income (expense), net in the Company’s statements of operations and comprehensive loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency of the Company's foreign subsidiaries is the U.S. Dollar.

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,744,812)	$(9,437,242)
Weighted average number of common shares-basic	4,181,556	4,170,043
Net loss per share of common stock-basic	$(4.24)	$(2.26)

Warrants and stock options that have not been exercised and unvested restricted stock units (see Notes 13 and 14) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company's adoption of ASU 2016-13 as of January 1, 2023 had no impact on the Company's financial statements as there are no assets held at amortized cost on the balance sheet, and there are no credit losses associated with our available-for-sale debt securities.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which is intended to simplify various aspects of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The Company's early adoption of ASU 2020-06 as of January 1, 2023 had no impact on the Company's financial statements and disclosures.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management determined that recently issued ASUs are not expected to have a material impact on its condensed consolidated financial statements.

4. INVESTMENTS

The following table summarizes the Company’s investments as of March 31, 2023:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$11,367,511	$—	$—	$11,367,511
Corporate debt securities	25,603,521	—	(68,469)	25,535,052
Total	$36,971,032	$—	$(68,469)	$36,902,563

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of March 31, 2023:

	Amortized Cost	Fair Value

Maturing in one year or less	$36,971,032	$36,902,563
Maturing after one year but less than three years	—	—
	$36,971,032	$36,902,563

The following table summarizes the Company’s investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,173,980	$—	$—	$12,173,980
Corporate debt securities	30,146,060	—	(125,744)	30,020,316
Total	$42,320,040	$—	$(125,744)	$42,194,296

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2022:

	Amortized Cost	Fair Value

Maturing in one year or less	$42,320,040	$42,194,296
Maturing after one year but less than three years	—	—
	$42,320,040	$42,194,296

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023:

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$4,427,280	$—	$—	$4,427,280
Investments:
Commercial paper	—	11,367,511	—	11,367,511
Corporate debt securities	—	25,535,052	—	25,535,052
	$4,427,280	$36,902,563	$—	$41,329,843

Liabilities:
Derivative liabilities	$—	$—	$36,868	$36,868

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022:

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money Market funds	$8,470,790	$—	$—	$8,470,790
Commercial paper	—	1,494,538	—	1,494,538
Corporate debt securities	—	3,232,231	—	3,232,231
Investments:
Commercial paper	—	12,173,980	—	12,173,980
Corporate debt securities	—	30,020,316	—	30,020,316
	$8,470,790	$46,921,065	$—	$55,391,855

Liabilities:
Derivative liabilities	$—	$—	$36,868	$36,868

6. LICENSE AGREEMENTS

The Company entered into a license agreement (the “Jenrin License Agreement”) with Jenrin Discovery, LLC (“Jenrin”), a privately-held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

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

In consideration for the license and other rights granted to the Company under the UCSF License Agreement, the Company paid The Regents a license issue fee of $1,500,000 and in consideration for the additional antibody patents granted to the Company, the Company will pay The Regents a license issue fee of $750,000, payable in two equal installments of $375,000 (first payment paid within 7 days of the Amendment Effective Date and the second payment due on the first anniversary of the Amendment Effective Date). In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $153,150,000 in potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50,000 for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by Company from sublicensees or in connection with the sale of the licensed program.

The Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage antibody drug conjugate targeting Nectin-4, which the Company is referring to as CRB-701, in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company will pay CSPC an upfront payment of $7,500,000 ($5,000,000 paid at signing during Q1 2023 followed by a $2,500,000 payment due after eighteen months). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130,000,000 based upon the achievement of specified development and regulatory milestones and $555,000,000 in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payment to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. In the first quarter of 2023, the Company recorded the $7,500,000 upfront license payment to CSPC as research and development expense, which includes $2,500,000 in other long-term liabilities. In addition, the Company recorded a $1,200,000 development milestone as accrued pre-clinical and clinical costs under the UCSF License Agreement for the filing of patent rights as research and development expense. To date, no other milestone payments have been made under any of the other above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Computer hardware and software	$262,203	$262,203
Office furniture and equipment	1,113,980	1,113,980
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,707,038	4,707,038
Less: accumulated depreciation	(3,275,093)	(3,093,223)
Property and equipment, net	$1,431,945	$1,613,815

Depreciation expense was $181,870 and $195,719 for the three months ended March 31, 2023 and 2022, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2023, the following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2023:

2023	$1,280,934
2024	1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$6,511,415

Less: imputed interest	(859,935)
Total	$5,651,480

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,133 and $55,133 was recognized and offset against rent expense for the three months ended March 31, 2023 and 2022, respectively.

Undiscounted sublease cash inflows have been summarized in the following table:

2023	$159,475
2024	278,576
2025	290,688
2026	252,333
Total sublease payments	$981,072

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

In November 2022, the Company entered into a loan agreement with a financing company for $452,250 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $51,387 over a nine-month period. Interest accrues on this loan at an annual rate of 5.4%. Prepaid expenses as of March 31, 2023 and December 31, 2022, included approximately $293,125 and $418,750, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a $50,000,000 secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received the first $20,000,000 tranche upon signing. The second tranche of $20,000,000 and the third tranche of $10,000,000 are subject to the achievement of certain clinical and regulatory milestones related to Lenabasum, however, as the Company is no longer developing Lenabasum, these milestones will not be met and the Company will not become eligible to receive the additional funding. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months commencing on September 1, 2022. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. The Amended Loan and Security Agreement defers the commencement of principal repayments by a one-year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at March 31, 2023 was 13.25%.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be a modification, thus no gain or loss was recorded.

Pursuant to the Loan and Security Agreement, K2HV may elect to convert up $5,000,000 of the outstanding loan balance into shares of the Company’s common stock at a conversion price of $282.00 per share. The Amended Loan and Security Agreement adjusts the conversion price of $2,000,000 of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $282.00 per share to $4.50 per share, and $1,125,000 of the loan from $282.00 per share to $7.875 per share. The remaining $3,000,000 will continue to have a conversion price of $282.00 per share. The decrease in the conversion price resulted in an increase in the fair value of the conversion option of $573,000, which was recorded as an increase to the debt discount and additional paid in capital as of December 31, 2022.

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,874 common shares (the “K2 Warrant”) at an exercise price of $208.80 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs from the Loan and Security Agreement. In connection with entering into the Amended Loan and Security Agreement, the Company incurred an additional $119,000 of debt issuance costs. The proceeds attributed to the K2 Warrant, the prepayment and default features, and the debt issuance costs are all included in the debt discount. The Company is required to make a final payment in excess of the stated principal equal to $1,590,000. See Note 14 for more detail on assumptions used in the valuation of the K2 warrant and see Note 15 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Loan and Security Agreement outstanding at March 31, 2023, including the $1,590,000 final payment discussed above, is $21,590,000.

Upon the occurrence of an Event of Default (as defined in the Loan and Security Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2023. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $2,954,000 is being charged to interest expense using the effective interest method over the term of the debt. At March 31, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three months ended March 31, 2023 was approximately $937,000. Interest expense for the three months ended March 31, 2022 was $684,000.

The net carrying amounts of the liability components consists of the following:

	March 31, 2023	December 31, 2022

Principal	$20,000,000	$20,000,000
Less: debt discount	(2,954,390)	(2,954,390)
Accretion of debt discount	1,935,608	1,734,485
Net carrying amount	$18,981,218	$18,780,095
Less: current portion of long-term debt	(5,008,858)	(2,795,669)
Total long-term debt, net of discount	$13,972,360	$15,984,426

The following table summarizes the future principal payments due under long-term debt:

Fiscal Years Ending December 31st,	Principal Payments and final payment on Loan Agreement

2023	$2,963,785
2024	18,626,215
Total	$21,590,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022

Accrued pre-clinical and clinical costs	$4,074,713	$2,137,317
Accrued product development costs	409,691	247,500
Accrued compensation	826,703	2,224,951
Accrued administrative costs	143,175	473,376
Accrued interest	1,014,020	916,108
Total	$6,468,302	$5,999,252

11. PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

On October 12, 2022, the Board of Directors (the “Board”), declared a dividend of 0.008 of a share of Series A Preferred Stock (“Series A Preferred Stock”), for each outstanding share of Common Stock to stockholders of record at 5:00pm Eastern Time on October 22, 2022. The Certificate of Designation of Series A Preferred Stock was filed with the Delaware Secretary of State and became effective on October 12, 2022. The dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split. This resulted in 1,002,247.048 shares of preferred stock being issued. The outstanding shares of Series A Preferred Stock were entitled to vote together with the outstanding shares of common stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment, as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on December 20, 2022 (the “Special Meeting”) for the purpose of voting on the Reverse Stock Split and the Adjournment Proposal. All shares of Series A Preferred Stock that were not present in person or by proxy at the Special Meeting, which totaled 500,894.04 shares, were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption would be redeemed if ordered by the Board or automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split (the "Subsequent Redemption" and together with the Initial Redemption, the "Redemption"). Each share of Series A Preferred Stock is entitled to receive $0.001 in cash for each 10 whole shares of Series A Preferred Stock immediately prior to the Redemption.

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

After the Special Meeting upon approval of the Reverse Stock Split, the remaining 501,353.008 shares outstanding of Series A Preferred Stock would be considered mandatorily redeemable and reclassified to a current liability. As of December 31, 2022, the fair value of the Series A Preferred Stock were included in accrued expenses. As of March 31, 2023 and December 31, 2022, there were 0 shares of Series A Preferred Stock issued and outstanding within the condensed consolidated balance sheet, as such shares were considered a redemption payable. The Series A Preferred Stock were redeemed on February 14, 2023, upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock.

12. COMMON STOCK

On February 14, 2023, the Company completed a 1-for-30 reverse stock split of its outstanding common stock. The Reverse Stock Split did not change the number of authorized shares of common stock or par value. All references in these condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 4,215,133 and 4,171,297 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

On August 7, 2020, the Company entered into the August 2020 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of August 7, 2020, the Company was authorized to sell up to $150,000,000 of shares of the Company’s common stock pursuant to the August 2020 Sale Agreement. During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of its common stock under the August 2020 Sale Agreement.

During the three months ended March 31, 2023 and 2022, the Company issued 43,836 and 0 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $129,740 and $0 from these exercises, respectively.

During the three months ended March 31, 2022, the Company issued 833 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three months ended March 31, 2023 and 2022.

13. STOCK BASED AWARDS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the Company’s Board may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 292,205 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022 there was a total reserve of 1,144,567 shares and 558,671 shares available for future grants. As of March 31, 2022 there were 426,486 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2023, the number of shares of common stock available for issuance under the 2014 Plan increased by 291,991 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2022. As of January 1, 2023, there was a total reserve of 1,436,558 shares and 741,870 shares available for future grants. As of March 31, 2023 there were 510,671 shares available for future grants.

Share-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense, net of estimated forfeitures, recognized in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022

Research and development expenses	$93,922	$176,218
General and administrative expenses	932,457	1,415,528
Total stock-based compensation	$1,026,379	$1,591,746

The total stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2023	2022

Stock Options	$1,023,741	$1,591,746
Restricted Stock Units	2,638	—
Total stock-based compensation	$1,026,379	$1,591,746

Stock Options

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	3.85%	1.70%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	100.13%	97.49%
Estimated forfeiture rate	17.64%	13.00%

A summary of option activity for the three months ended March 31, 2023 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	617,996	$88.99
Granted	246,967	4.22
Exercised	(43,836)	0.85
Forfeited or Canceled	(15,768)	55.23
Outstanding at March 31, 2023	805,359	$68.23	7.35	$21,943,617
Vested at March 31, 2023	406,396	$113.92	5.56	$5,049,321
Vested and expected to vest at March 31, 2023	715,248	$75.45	7.08	$17,485,170

The weighted average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.44 and $11.10 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was approximately $92,689 and $0, respectively. As of March 31, 2023, there was approximately $5,733,215 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.02 years as of March 31, 2023.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with us on the vesting date.

A summary of RSU activity for the three months ended March 31, 2023 and is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	23,990	4.26
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2023	23,990	$4.26

As of March 31, 2023, there was $81,163 of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of 3.87 years.

14. WARRANTS

No warrants were exercised during the three months ended March 31, 2023 and 2022.

At March 31, 2023, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 2.36 years.

On January 26, 2018, the Company entered into an Investment Agreement with the Cystic Fibrosis Foundation ("CFF") that included issuance of a warrant to purchase an aggregate of 33,334 shares of the Company’s common stock (the “CFF Warrant”) at an exercise price of $396 per share. The CFF Warrant is currently exercisable for 33,334 shares of the Company’s common stock and expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

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

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2022 to March 31, 2023 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2022 to March 31, 2023 has remained consistent. The value of these features was determined to be approximately $36,868 at December 31, 2022 and March 31, 2023 which resulted in no expense recognized in the first three months of 2023. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the three months ended March 31, 2023 is presented below.

March 31, 2023
Beginning balance, December 31, 2022	$36,868
Change in fair value of derivative liabilities	—
Ending balance, March 31, 2023	$36,868

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a precision oncology company committed to helping people defeat serious illness by bringing innovative scientific approaches to well understood biological pathways. Corbus’ internally developing pipeline includes CRB-701, a next generation antibody drug conjugate (ADC) that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The Company has also developed CRB-913, an endocannabinoid small molecule drug, for the treatment of obesity and is seeking partners to fund further development.

Corbus' precision oncology internally developing pipeline:

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

Corbus' endocannabinoid pipeline:

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

Financial Operations Overview

We are a precision oncology company and have not generated any revenues from the sale of products. We have never been profitable and at March 31, 2023, we had an accumulated deficit of approximately $409,825,000. Our net losses for the three months ended March 31, 2023 and 2022, were approximately $17,745,000 and $9,437,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our total expenses in 2023 to stay consistent as compared to 2022, however, research and development expenses will increase as assets in our pipeline move into the clinical phase and other operating expenses to decrease as we expect legal and settlement costs from 2022 will not recur. We will continue to incur significant operating losses and accordingly we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

•
conduct pre-clinical and clinical trials for our product candidates;
•
continue our research and development efforts; and
•
manufacture drugs for clinical studies.

Recent Developments

Continued Listing on The Nasdaq Capital Market

On January 3, 2022, we received a deficiency notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that based upon the closing price of our common stock for the prior 30 consecutive business days, the Company was not in compliance with the minimum bid price requirements in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 days, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. On July 8, 2022, we transferred the listing of our common stock to The Nasdaq Capital Market and were afforded the remainder of The Nasdaq Capital Market’s second 180 day calendar day compliance period, or until January 3, 2023, to demonstrate compliance with the Minimum Bid Price Requirement.

On January 4, 2023, we received a letter from the Staff indicating that, based upon the Company’s continued non-compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market, the Staff had determined to delist the Company’s securities from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing and appeared before the Panel on February 23, 2023. As discussed below under the heading “Reverse Stock Split,” we effected the Reverse Stock Split on February 14, 2023. On March 7, 2023, we received a notice from the Panel that we had regained compliance with the Minimum Bid Price and met all other applicable continued listing requirements for The Nasdaq Capital Market and that the matter was closed.

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

We will pay CSPC an upfront payment of $7,500,000 ($5,000,000 at signing during the first quarter 2023 followed by a $2,500,000 payment after eighteen months). CSPC will also be eligible to receive low, double-digit royalties on net sales and up to $130,000,000 in potential development and regulatory milestone payments and $555,000,000 in potential commercial milestone payments.

Reverse Stock Split

On February 9, 2023, our Board of Directors approved a 1-for-30 reverse stock split, and we filed the Amendment for the Reverse Stock Split with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective in accordance with the terms of the Amendment on February 14, 2023. The Amendment did not change the number of authorized shares of common stock or the par value. All references in the condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue from Awards. To date, we have not generated any revenues from the sales of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

Research and Development. Research and development expenses for the three months ended March 31, 2023 totaled approximately $13,388,000, an increase of $10,102,000 over the $3,286,000 recorded for the three months ended March 31, 2022. The increase in fiscal 2023 as compared to fiscal 2022 was primarily attributable to increases in licensing costs of $7,500,000 associated with the CSPC License Agreement, $1,200,000 associated with the achievement of a development milestone under the USCF License Agreement, and $763,000 in manufacturing costs as CRB-601 advances toward the clinical stage.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 16% and 33% of research and development expenses recorded for the three months ended March 31, 2023 and 2022, respectively was recorded in these entities.

General and Administrative. General and Administrative expense for the three months ended March 31, 2023 totaled approximately $3,909,000, a decrease of $1,322,000 over the $5,231,000 recorded for the three months ended March 31, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in legal costs of $607,000 related to the litigation with Venn Therapeutics, LLC, stock-based compensation costs of $483,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, and $215,000 in reduced premiums associated with insurance policies.

Other Expense, Net. Other expense, net for the three months ended March 31, 2023 was approximately $448,000 as compared to approximately $920,000 recorded for the three months ended March 31, 2022. The decrease of $472,000 in 2023 as compared to 2022 was primarily attributable to investment income in 2023 as compared to investment losses in 2022.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2023, our accumulated deficit since inception was approximately $409,825,000.

At March 31, 2023, we had total current assets of approximately $45,865,000 and current liabilities of approximately $14,359,000, resulting in working capital of approximately $31,506,000. Of our total cash, cash equivalents, investments, and restricted cash of $44,897,000 at March 31, 2023, approximately $42,911,000 was held within the United States.

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $15,115,000, which includes a net loss of approximately $17,745,000, adjusted for non-cash expenses of approximately $1,206,000 largely related to stock-based compensation expense, and approximately $1,424,000 of cash provided by net working capital items principally due to an increase in other long-term liabilities.

Cash provided by investing activities for the three months ended March 31, 2023 totaled approximately $5,550,000, which was principally related to proceeds from the sales and maturities of marketable securities.

Cash used in financing activities for the three months ended March 31, 2023 totaled approximately $113,000, which was related to the repayment of short-term borrowings.

We expect our cash, cash equivalents, and marketable securities of approximately $44,227,000 at March 31, 2023 will be sufficient to meet our operating and capital requirements through the second quarter of 2024, based on current planned expenditures.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than future royalty payments under license agreements discussed as follows:

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

License Agreement with CSPC

Pursuant to the terms of the CSPC License Agreement, we are obligated to pay potential milestone payments to CSPC totaling up to $130 million based upon the achievement of specified development and regulatory milestones and $555 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, costs of expenses and related disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that involve the most judgment and complexity are those relating to:

●	stock-based compensation;
●	accrued research and development expenses; and
●	right of use assets and lease liabilities

Stock-Based Compensation

Stock options are granted with an exercise price at no less than fair market value at the date of the grant. The stock options normally expire ten years from the date of grant. Stock option awards vest upon terms determined by our Board.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We estimate volatility by analyzing the volatility of the trading price of our common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the condensed consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

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

We base our expense accruals related to pre-clinical and clinical studies on our estimates of the services performed pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage pre-clinical and clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Leases

We lease our office space. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as of March 31, 2023 due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely.

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

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in or Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2023, our Board of Directors adopted resolutions approving the ratification pursuant to Section 204 of the Delaware General Corporation Law (the “DGCL”) of the issuance of 36,757 shares of common stock on March 8, 2023 and 7,079 shares of common stock on March 20, 2023 (collectively, the “Issuances”) to certain employees upon the exercise of validly granted stock options (the “Options”) to purchase common stock (the “Ratification”). The Issuances occurred after the Company effected a 1:30 reverse stock split of its issued and outstanding common stock on February 14, 2023, but the Options were inadvertently exercised, and the Issuances effected, on a pre-reverse stock split basis. As a result thereof, our Board of Directors determined that the Issuances were potentially defective corporate acts and the shares of common stock issued in connection therewith were potentially shares of putative stock because the Options were not exercised in accordance with the terms authorized by the Compensation Committee of the Board of Directors in accordance with Section 157 of the DGCL and the Company’s 2014 Equity Incentive Plan and the applicable award agreements. Any claim that the defective corporate acts or putative stock ratified in connection with the Ratification are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time, which is May 7, 2023, and the date of the filing of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 9, 2023	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)