Form 10-Q
period 2023-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2023-08-08
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, 4,423,683 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$8,349,346	$17,002,715
Investments	28,216,560	42,194,296
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	1,515,616	791,616
Total current assets	38,273,997	60,181,102
Restricted cash	477,425	477,425
Property and equipment, net	1,273,602	1,613,815
Operating lease right of use assets	3,486,416	3,884,252
Other assets	211,943	155,346
Total assets	$43,723,383	$66,311,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$51,157	$353,323
Accounts payable	1,505,734	2,173,963
Accrued expenses	6,418,803	5,999,252
Derivative liability	36,868	36,868
Operating lease liabilities, current	1,357,240	1,280,863
Current portion of long-term debt	7,016,096	2,795,669
Total current liabilities	16,385,898	12,639,938
Long-term debt, net of debt discount	11,319,365	15,984,426
License agreement payable, noncurrent	2,500,000	—
Other long-term liabilities	22,205	22,205
Operating lease liabilities, noncurrent	3,975,329	4,675,354
Total liabilities	34,202,797	33,321,923
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022. See Note 11	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 4,422,741 and 4,171,297 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	442	417
Additional paid-in capital	428,153,252	425,196,359
Accumulated deficit	(418,609,320)	(392,080,667)
Accumulated other comprehensive loss	(23,788)	(126,092)
Total stockholders’ equity	9,520,586	32,990,017
Total liabilities and stockholders’ equity	$43,723,383	$66,311,940

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,248,705	$2,499,642	$17,637,048	$5,785,878
General and administrative	3,940,286	4,840,368	7,848,968	10,071,291
Litigation settlement	—	5,000,000	—	5,000,000
Total operating expenses	8,188,991	12,340,010	25,486,016	20,857,169
Operating loss	(8,188,991)	(12,340,010)	(25,486,016)	(20,857,169)
Other expense, net:
Other income (expense), net	182,657	(208,683)	412,164	(402,034)
Interest expense, net	(775,586)	(490,339)	(1,453,608)	(949,248)
Foreign currency exchange loss, net	(1,921)	(209,856)	(1,193)	(477,679)
Other expense, net	(594,850)	(908,878)	(1,042,637)	(1,828,961)
Net loss	$(8,783,841)	$(13,248,888)	$(26,528,653)	$(22,686,130)
Net loss per share, basic and diluted	$(2.05)	$(3.18)	$(6.27)	$(5.44)
Weighted average number of common shares outstanding, basic and diluted	4,277,701	4,170,464	4,229,894	4,170,255

Comprehensive loss:
Net loss	$(8,783,841)	$(13,248,888)	$(26,528,653)	$(22,686,130)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	44,681	50,373	102,304	(56,875)
Total other comprehensive income (loss)	44,681	50,373	102,304	(56,875)
Total comprehensive loss	$(8,739,160)	$(13,198,515)	$(26,426,349)	$(22,743,005)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	4,215,133	$422	$426,352,478	$(409,825,479)	$(68,469)	$16,458,952
Issuance of common stock, net of issuance costs of $4,404	13,164	1	102,418	—	—	102,419
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	19	874,981	—	—	875,000
Stock-based compensation expense	—	—	823,375	—	—	823,375
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	44,681	44,681
Net loss	—	—	—	(8,783,841)	—	(8,783,841)
Balance at June 30, 2023	4,422,741	$442	$428,153,252	$(418,609,320)	$(23,788)	$9,520,586

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	4,170,464	$417	$420,495,566	$(359,171,006)	$(169,693)	$61,155,284
Issuance of common stock, net of issuance costs of $0	417	—	—	—	—	—
Stock-based compensation expense	—	—	1,513,089	—	—	1,513,089
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	50,373	50,373
Net loss	—	—	—	(13,248,888)	—	(13,248,888)
Balance at June 30, 2022	4,170,881	$417	$422,008,655	$(372,419,894)	$(119,320)	$49,469,858

See notes to the unaudited condensed consolidated financial statements.

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$417	$425,196,359	$(392,080,667)	$(126,092)	$32,990,017
Issuance of common stock, net of issuance costs of $4,404	13,164	1	102,418	—	—	102,419
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	19	874,981	—	—	875,000
Issuance of common stock upon exercise of stock options	43,836	5	129,740	—	—	129,745
Stock-based compensation expense	—	—	1,849,754	—	—	1,849,754
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	102,304	102,304
Net loss	—	—	—	(26,528,653)	—	(26,528,653)
Balance at June 30, 2023	4,422,741	$442	$428,153,252	$(418,609,320)	$(23,788)	$9,520,586

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	4,169,631	$416	$418,903,820	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock, net of issuance costs of $0	1,250	1	—	—	—	1
Stock-based compensation expense	—	—	3,104,835	—	—	3,104,835
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(56,875)	(56,875)
Net loss	—	—	—	(22,686,130)	—	(22,686,130)
Balance at June 30, 2022	4,170,881	$417	$422,008,655	$(372,419,894)	$(119,320)	$49,469,858

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,528,653)	$(22,686,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,849,754	3,104,835
Depreciation and amortization	340,213	387,803
Net amortization on (discount) premium of investments	(278,677)	661,398
(Gain) loss on foreign exchange	(4,388)	631,213
Amortization of debt discount	430,367	357,464
Realized loss on investments	1,528	118,671
Loss on sale of property and equipment	—	21,235
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(698,679)	622,737
Increase in other assets	(56,598)	(57,780)
Decrease in operating lease right of use asset	397,836	351,033
Increase in other long-term liabilities	2,500,000	—
Decrease in accounts payable	(663,843)	(426,868)
Increase (decrease) in accrued expenses	419,551	(5,376,890)
Decrease in operating lease liabilities	(623,648)	(553,125)
Net cash used in operating activities	(22,915,237)	(22,844,404)
Cash flows from investing activities:
Purchases of investments	(23,930,480)	(66,366,447)
Proceeds from sales and maturities of investments	38,287,670	90,637,466
Purchases of property and equipment	—	(13,449)
Proceeds from sale of property and equipment	—	8,100
Net cash provided by investing activities	14,357,190	24,265,670
Cash flows from financing activities:
Repayment of short-term borrowings	(302,166)	(657,233)
Proceeds from issuance of common stock	236,568	—
Issuance costs paid for common stock financings	(29,724)	—
Net cash used in financing activities	(95,322)	(657,233)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,653,369)	764,033
Cash, cash equivalents, and restricted cash at beginning of the period	17,672,615	25,676,532
Cash, cash equivalents, and restricted cash at end of the period	$9,019,246	$26,440,565
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,321,575	$887,428
Stock subscription receivable	$40,928	$—
Issuance of common stock for conversion of convertible debt	$875,000	$—
Write off of fully depreciated property and equipment	$178,492	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

1. NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a precision oncology company committed to helping people defeat serious illness by bringing innovative scientific approaches to well understood biological pathways. Corbus' internally developing pipeline includes CRB-701, a next generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload, and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The Company has also developed CRB-913, an endocannabinoid small molecule drug, for the treatment of obesity and is seeking partners to fund further development. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of June 30, 2023 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023 (the “2022 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2023, had an accumulated deficit of approximately $418,609,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of $36,566,000 at June 30, 2023 will not be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

The Company will need to raise significant additional capital to continue to fund the clinical trials for CRB-701 and CRB-601. The Company may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, the Company may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company to, among other things, delay, scale back or eliminate some or all of the Company’s planned pre-clinical or clinical trials. These factors, among others, cause management to conclude there is a substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments made to these consolidated financial statements as a result of these uncertainties.

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “May 2023 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the May 2023 Sale Agreement. During the three months ended June 30, 2023, the Company sold 13,164 shares of its common stock for which the Company received gross proceeds of approximately $107,000, less issuance costs incurred of approximately $4,400 (see Note 12).

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the condensed consolidated financial statements is as follows:

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense, the accrual of research, product development and clinical obligations, and the valuation of warrants (see Note 9 and Note 14) and the derivative liability associated with the K2 Loan and Security Agreement (see Note 15).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from date of purchase to be cash equivalents. At June 30, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, commercial paper, and other debt securities with maturities less than three months from the date of purchase.

Restricted cash as of June 30, 2023 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of June 30, 2023.

Cash, cash equivalents, and restricted cash consist of the following:

	June 30, 2023	December 31, 2022
Cash	$1,728,888	$3,805,156
Cash equivalents	6,620,458	13,197,559
Cash and cash equivalents	$8,349,346	$17,002,715

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	$669,900	$669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,019,246	$17,672,615

As of June 30, 2023, all of the Company’s cash and cash equivalents was held in the United States ("U.S."), except for approximately $1,109,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2022, all of the Company’s cash was held in the U.S., except for approximately $2,805,000 of cash which was held in its subsidiaries in the United Kingdom and Australia.

Investments

Investments consist of debt securities with maturities greater than 90 days at their acquisition date. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

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

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include the discount rate, risk-free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our condensed consolidated financial statements, resulting in fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities current and noncurrent in the Company’s condensed consolidated balance sheets.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for cancer. As of June 30, 2023, all of the Company’s assets were located in the U.S., except for approximately $1,109,000 of cash and cash equivalents and $933,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom. As of December 31, 2022, all of the Company’s assets were located in the U.S., except for approximately $2,805,000 of cash and cash equivalents and $136,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2023 or December 31, 2022.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in the three and six months ended June 30, 2023 and 2022.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,783,841)	$(13,248,888)	$(26,528,653)	$(22,686,130)
Weighted average number of common shares-basic	4,277,701	4,170,464	4,229,894	4,170,255
Net loss per share of common stock-basic	$(2.05)	$(3.18)	$(6.27)	$(5.44)

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of June 30, 2023:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,913,815	$—	$(968)	$12,912,847
Corporate debt securities	15,326,533	9	(22,829)	15,303,713
Total	$28,240,348	$9	$(23,797)	$28,216,560

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of June 30, 2023:

	Amortized Cost	Fair Value

Maturing in one year or less	$28,240,348	$28,216,560
Maturing after one year but less than three years	—	—
	$28,240,348	$28,216,560

The following table summarizes the Company’s investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,173,980	$—	$—	$12,173,980
Corporate debt securities	30,146,060	—	(125,744)	30,020,316
Total	$42,320,040	$—	$(125,744)	$42,194,296

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2022:

	Amortized Cost	Fair Value

Maturing in one year or less	$42,320,040	$42,194,296
Maturing after one year but less than three years	—	—
	$42,320,040	$42,194,296

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023:

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$6,620,458	$—	$—	$6,620,458
Investments:
Commercial paper	—	12,912,847	—	12,912,847
Corporate debt securities	—	15,303,713	—	15,303,713
	$6,620,458	$28,216,560	$—	$34,837,018

Liabilities:
Derivative liabilities	$—	$—	$36,868	$36,868

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

6. LICENSE AGREEMENTS

The Company entered into a license agreement (the “Jenrin License Agreement”) with Jenrin Discovery, LLC ("Jenrin"), a privately-held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

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

In consideration for the license and other rights granted to the Company under the Milky Way License Agreement, the Company paid Milky Way an upfront payment of $500,000 and issued to Milky Way 147,875 shares of its common stock. The Company is obligated to pay up to $53,000,000 in potential milestone payments for the achievement of certain development, regulatory, and sales milestones. At the Company’s election, the Company may satisfy a portion of certain milestone payments by issuing shares of its common stock. In addition, the Company is obligated to pay royalties in the low, single digits on sales of Licensed Products during the life of the applicable licensed patents on a country-by-country and product-by-product basis, which is subject to a minimum annual royalty obligation, as well as a percentage share of certain payments received by Company from sublicensees.

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

In consideration for the license and other rights granted to the Company under the UCSF License Agreement, the Company paid The Regents a license issue fee of $1,500,000. In consideration for the additional antibody patents granted to the Company, the Company will pay The Regents a license issue fee of $750,000, payable in two equal installments of $375,000 (first payment paid during the first quarter 2023 and the second payment due on the first anniversary of the Amendment Effective Date). In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $153,150,000 in potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50,000 for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by Company from sublicensees or in connection with the sale of the licensed program.

The Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage antibody drug conjugate targeting Nectin-4, which the Company is referring to as CRB-701, in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company will pay CSPC an upfront payment of $7,500,000 ($5,000,000 paid at signing during the first quarter 2023 followed by a $2,500,000 payment due after eighteen months). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130,000,000 based upon the achievement of specified development and regulatory milestones and $555,000,000 in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payment to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. In the six months ended June 30, 2023, the Company recorded the $7,500,000 upfront license payment to CSPC as research and development expense, which includes $2,500,000 in other long-term liabilities. In addition, the Company recorded a $1,200,000 development milestone as research and development expense, which includes $1,100,000 as accrued pre-clinical and clinical costs under the UCSF License Agreement for the filing of patent rights. For the three months ended June 30, 2023, no other milestone payments have been made under any of the other above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Computer hardware and software	$83,711	$262,203
Office furniture and equipment	1,113,980	1,113,980
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,528,546	4,707,038
Less: accumulated depreciation	(3,254,944)	(3,093,223)
Property and equipment, net	$1,273,602	$1,613,815

Depreciation expense was $158,343 and $192,084 for the three months ended June 30, 2023 and 2022, respectively and $340,213 and $387,803 for the six months ended June 30, 2023 and 2022, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2023, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2023:

2023	$853,956
2024	1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$6,084,437

Less: imputed interest	(751,868)
Total	$5,332,569

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $59,133 and $55,133 for the three months ended June 30, 2023 and 2022, respectively and $114,266 and $110,266 for the six months ended June 30, 2023 and 2022, respectively was recognized and offset against rent expense.

Undiscounted sublease cash inflows have been summarized in the following table:

2023	$134,241
2024	279,585
2025	291,697
2026	252,333
Total sublease payments	$957,856

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

In November 2022, the Company entered into a loan agreement with a financing company for $452,250 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $51,387 over a nine-month period. Interest accrues on this loan at an annual rate of 5.4%. Prepaid expenses as of June 30, 2023 and December 31, 2022, included approximately $167,500 and $418,750, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20,000,000 upon signing. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months commencing on September 1, 2022. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. The Amended Loan and Security Agreement defers the commencement of principal repayments by a one-year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at June 30, 2023 was 13.5%.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be a modification, thus no gain or loss was recorded.

Pursuant to the Loan and Security Agreement, K2HV may elect to convert up to $5,000,000 of the outstanding loan balance into shares of the Company’s common stock at a conversion price of $282.00 per share. The Amended Loan and Security Agreement adjusts the conversion price of $2,000,000 of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $282.00 per share to $4.50 per share, and $1,125,000 of the loan from $282.00 per share to $7.875 per share. The remaining $3,000,000 will continue to have a conversion price of $282.00 per share. The decrease in the conversion price resulted in an increase in the fair value of the conversion option of $573,000, which was recorded as an increase to the debt discount and additional paid in capital as of December 31, 2022. On June 1, 2023, K2HV converted $875,000 of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. As of June 30, 2023, $4,125,000 of the outstanding loan balance remains available to convert into shares of the Company's common stock.

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

The total principal amount of the loan under the Amended Loan and Security Agreement outstanding at June 30, 2023, including the $1,590,000 final payment discussed above, is $20,715,000.

Upon the occurrence of an Event of Default (as defined in the Loan and Security Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2023. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $2,954,000 is being charged to interest expense using the effective interest method over the term of the debt. At June 30, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and six months ended June 30, 2023 was approximately $970,000 and $1,907,000, respectively. Interest expense for the three and six months ended June 30, 2022 was $698,000 and $1,382,000, respectively.

The net carrying amounts of the liability components consists of the following:

	June 30, 2023	December 31, 2022

Principal	$19,125,000	$20,000,000
Less: debt discount	(2,954,390)	(2,954,390)
Accretion of debt discount	2,164,851	1,734,485
Net carrying amount	$18,335,461	$18,780,095
Less: current portion of long term debt	$(7,016,096)	(2,795,669)
Total long-term debt, net of discount	$11,319,365	$15,984,426

The following table summarizes the future principal payments due under long-term debt:

Fiscal Years Ending December 31st,	Principal Payments and final payment on Loan Agreement

2023	$2,827,686
2024	17,887,314
Total	$20,715,000

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022

Accrued pre-clinical and clinical costs	$2,694,611	$2,137,317
Accrued product development costs	758,699	247,500
Accrued compensation	1,570,376	2,224,951
Accrued administrative costs	282,846	473,376
Accrued interest	1,112,271	916,108
Total	$6,418,803	$5,999,252

11. PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

After the Special Meeting upon approval of the Reverse Stock Split, the remaining 501,353.008 shares outstanding of Series A Preferred Stock would be considered mandatorily redeemable and reclassified to a current liability. As of December 31, 2022, the fair value of the Series A Preferred Stock were included in accrued expenses. As of June 30, 2023 and December 31, 2022, there were 0 shares of Series A Preferred Stock issued and outstanding within the condensed consolidated balance sheet, as such shares were considered a redemption payable. The Series A Preferred Stock were redeemed on February 14, 2023, upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock.

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

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 4,422,741 and 4,171,297 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

On May 31, 2023, the Company entered into the May 2023 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the May 2023 Sale Agreement. During the three months ended June 30, 2023, the Company sold 13,164 shares of its common stock for which the Company received gross proceeds of approximately $107,000. The Company incurred total issuance costs of approximately $192,000. These costs will be deferred to prepaid expenses and other current assets and will offset proceeds as common stock is issued. As of June 30, 2023, approximately $4,400 has been recorded to additional paid-in capital to offset proceeds.

During the three and six months ended June 30, 2023, the Company issued 0 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of approximately $0 and $129,740 from those exercises, respectively.

During the three and six months ended June 30, 2022, the Company issued no shares of common stock upon the exercise of stock options to purchase common stock and the Company received no proceeds.

During the three and six months ended June 30, 2023, the Company issued no shares of common shares from the vesting of shares from restricted stock under the 2014 Plan.

During the three and six months ended June 30, 2022, the Company issued 417 and 1,250 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three and six months ended June 30, 2023 and 2022.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 292,205 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, there was a total reserve of 1,144,567 shares and 558,671 shares available for future grants. As of June 30, 2022, there were 425,217 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2023, the number of shares of common stock available for issuance under the 2014 Plan increased by 291,991 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2022. As of January 1, 2023, there was a total reserve of 1,436,558 shares and 741,870 shares available for future grants. As of June 30, 2023, there were 555,704 shares available for future grants.

Share-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense, net of estimated forfeitures, recognized in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development expenses	$96,096	$147,626	$190,018	$323,844
General and administrative expenses	727,279	1,365,463	1,659,736	2,780,991
Total stock-based compensation	$823,375	$1,513,089	$1,849,754	$3,104,835

The total stock-based compensation expense recognized by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock options	$819,168	$1,513,089	$1,842,909	$3,104,835
Restricted stock units	4,207	—	6,845	—
Total stock-based compensation	$823,375	$1,513,089	$1,849,754	$3,104,835

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.81%	1.81%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	101.33%	97.76%
Estimated forfeiture rate	15.56%	12.37%

A summary of option activity for the six months ended June 30, 2023 and is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	617,996	$88.99
Granted	285,733	5.14
Exercised	(43,836)	0.85
Forfeited or canceled	(120,909)	67.78
Outstanding at June 30, 2023	738,984	$64.97	7.24	$20,769,766
Vested at June 30, 2023	388,412	$106.91	5.57	$5,252,474
Vested and expected to vest at June 30, 2023	671,776	$70.47	7.03	$17,407,765

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $4.20 and $10.80 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was approximately $92,689 and $0, respectively. As of June 30, 2023, there was approximately $4,300,982 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 1.79 years as of June 30, 2023.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with us on the vesting date.

A summary of RSU activity for the six months ended June 30, 2023 and is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	25,659	4.63
Forfeited	(4,317)	4.26
Vested	—	—
Unvested at June 30, 2023	21,342	$4.71

As of June 30, 2023, there was $75,498 of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.65 years.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2023 and 2022.

At June 30, 2023, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 2.11 years.

On January 26, 2018, the Company entered into an Investment Agreement with the Cystic Fibrosis Foundation ("CFF") that included issuance of a warrant to purchase an aggregate of 33,334 shares of the Company’s common stock (the “CFF Warrant”) at an exercise price of $396.00 per share. The CFF Warrant is currently exercisable for 33,334 shares of the Company’s common stock and expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk-free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of the first $20,000,000 tranche, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

Risk-free interest rate	0.60%
Expected dividend yield	0%
Expected term in years	10.00
Expected volatility	80.0%

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

Risk-free interest rate	0.90%
Expected dividend yield	0%
Expected term in years	5.00
Expected volatility	100.6%

15. DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into the Loan and Security Agreement with K2HV and received $20,000,000 upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and marked to market each reporting period after assessing the agreement under ASC 815.

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC-rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2022 to June 30, 2023 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2022 to June 30, 2023 has remained consistent. The value of these features was determined to be approximately $36,868 at December 31, 2022 and June 30, 2023, which resulted in no expense recognized in the first six months of 2023. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the six months ended June 30, 2023 is presented below.

June 30, 2023
Beginning balance, December 31, 2022	$36,868
Change in fair value of derivative liabilities	—
Ending balance, June 30, 2023	$36,868

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. is a precision oncology company committed to helping people defeat serious illness by bringing innovative scientific approaches to well understood biological pathways. Corbus’ internally developing pipeline includes CRB-701, a next generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The Company has also developed CRB-913, an endocannabinoid small molecule drug, for the treatment of obesity and is seeking partners to fund further development.

Corbus' precision oncology internally developing pipeline:

•
CRB-701 is a next generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, the Company obtained a license from CSPC to develop and commercialize the drug in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia. The Investigational New Drug (IND) application for CRB-701 has been cleared by the U.S. FDA and the drug is currently being investigated by CSPC in a Phase 1 dose escalation clinical trial in patients with advanced solid tumors in China. Corbus is planning to bridge data from this Phase 1 trial to support a U.S. clinical trial starting in the first quarter of 2024.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells in the tumor microenvironment. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with anti-PD-1 checkpoint inhibitor therapy compared to either single agent alone. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. The Company expects to submit an IND in the fourth quarter of 2023 and anticipates the Phase 1 clinical trial to be initiated in the first half of 2024.

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

Financial Operations Overview

We are a precision oncology company and have not generated any revenues from the sale of products. We have never been profitable and at June 30, 2023, we had an accumulated deficit of approximately $418,609,000. Our net losses for the three months ended June 30, 2023 and 2022, were approximately $8,784,000 and $13,249,000, respectively. For six months ended June 30, 2023 and 2022, our net losses were approximately $26,529,000 and $22,686,000, respectively.

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
•
manufacture drugs for clinical studies.

Recent Developments

Open Market Sale Agreement

On May 31, 2023, the Company entered into the May 2023 Sale Agreement with Jefferies, as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the May 2023 Sale Agreement. During the three months ended June 30, 2023, the Company sold 13,164 shares of its common stock for which the Company received gross proceeds of approximately $107,000. The Company has incurred total issuance costs of approximately $192,000. These costs will be deferred to prepaid expenses and other current assets and will offset proceeds as common stock is issued. As of June 30, 2023, approximately $4,400 has been recorded to additional paid-in capital to offset proceeds.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

Research and Development. Research and development expenses for the three months ended June 30, 2023 totaled approximately $4,249,000, an increase of $1,749,000 from the $2,500,000 recorded for the three months ended June 30, 2022. The increase in fiscal quarter 2023 as compared to 2022 was primarily attributable to increases of $1,240,000 in pre-clinical and clinical trial costs and $527,000 in consulting costs associated with advancing the Company's pipeline to prepare for IND filings and clinical trials.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 46% and 21% of research and development expenses recorded for the three months ended June 30, 2023 and 2022, respectively was recorded in these entities.

General and Administrative. General and administrative expense for the three months ended June 30, 2023 totaled approximately $3,940,000, a decrease of $900,000 from the $4,840,000 recorded for the three months ended June 30, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in stock-based compensation costs of $638,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, legal costs of $245,000 related to litigation with Venn Therapeutics, LLC and $232,000 in reduced premiums associated with insurance policies offset by an increase in severance expense of $416,000 associated with a reduction in headcount.

Litigation Settlement. There was no litigation settlement for the three months ended June 30, 2023. Litigation settlement expense for the three months ended June 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC.

Other Expense, Net. Other expense, net for the three months ended June 30, 2023 was approximately $595,000 as compared to other expense of approximately $909,000 recorded for the three months ended June 30, 2022. The decrease of $314,000 in 2023 as compared to 2022 was primarily attributable to investment income in 2023 as compared to investment losses in 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

Research and Development. Research and development expenses for the six months ended June 30, 2023 totaled approximately $17,637,000, an increase of $11,851,000 from the $5,786,000 recorded for the six months ended June 30, 2022. The increase in fiscal 2023 as compared to fiscal 2022 was primarily attributable to increases in licensing costs of $7,500,000 associated with the CSPC License Agreement, $1,200,000 associated with the achievement of a development milestone under the UCSF License Agreement, as well as $2,081,000 in pre-clinical and clinical trial costs, $665,000 in manufacturing costs, and $660,000 in consulting costs associated with advancing the Company's pipeline to prepare for IND filings and clinical trials. This increase is offset by decreases in compensation costs of $1,021,000 as a result of reduced headcount.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 20% and 28% of research and development expenses recorded for the six months ended June 30, 2023 and 2022, respectively was recorded in these entities.

General and Administrative. General and administrative expense for the six months ended June 30, 2023 totaled approximately $7,849,000, a decrease of $2,222,000 from the $10,071,000 recorded for the six months ended June 30, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in stock-based compensation costs of $1,121,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, legal costs of $856,000 related to the litigation with Venn Therapeutics, LLC, $447,000 in reduced premiums associated with insurance policies, and $301,000 in consulting and temporary employees offset by an increase in severance expense of $433,000 associated with a reduction in headcount.

Litigation Settlement. There was no litigation settlement for the six months ended June 30, 2023. Litigation settlement expense for the six months ended June 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC.

Other Expense, Net. Other expense, net for the six months ended June 30, 2023 was approximately $1,043,000 as compared to approximately other expense of $1,829,000 recorded for the six months ended June 30, 2022. The decrease of $786,000 in 2023 as compared to 2022 was primarily attributable to investment income in 2023 as compared to investment losses in 2022.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2023, our accumulated deficit since inception was approximately $418,609,000.

At June 30, 2023, we had total current assets of approximately $38,274,000 and current liabilities of approximately $16,386,000, resulting in working capital of approximately $21,888,000. Of our total cash, cash equivalents, investments, and restricted cash of $37,236,000 at June 30, 2023, approximately $36,127,000 was held within the U.S.

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $22,915,000, which includes a net loss of approximately $26,529,000, adjusted for non-cash expenses of approximately $2,339,000 largely related to stock-based compensation expense, and approximately $1,275,000 of cash provided by net working capital items principally due to an increase in other long-term liabilities.

Cash provided by investing activities for the six months ended June 30, 2023 totaled approximately $14,357,000, which was principally related to sales and purchases of marketable securities.

Cash used in financing activities for the six months ended June 30, 2023 totaled approximately $95,000, which was related to the repayment of short-term borrowings offset by proceeds from the issuance of common stock.

We expect our cash, cash equivalents, and investments of approximately $36,566,000 at June 30, 2023 will be sufficient to fund operations through the second quarter of 2024, based on current planned expenditures.

We will need to raise significant additional capital to continue to fund the clinical trials for CRB-701 and CRB-601. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including some or all of our planned pre-clinical or clinical trials. These factors, among others, cause management to conclude there is a substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, costs of expenses and related disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that involve the most judgment and complexity are those relating to:

●	stock-based compensation;
●	accrued research and development expenses; and
●	right-of-use assets and lease liabilities.

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

Leases

We lease our office space. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities current and noncurrent in our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In May 2023 in connection with the preparation the Company’s interim financial statements for the period ended March 31, 2023, the Company determined that our disclosure controls and procedures were not effective due to a material weakness. The material weakness related to our failure to maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely.

Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were not effective.

Remediation Plan for Material Weakness

Management is actively engaged in implementing and assessing remediation efforts to address the material weakness. The monitoring and review controls over the preparation of financial statements have been enhanced, including designing, documenting and implementing additional reconciliations, analysis and review procedures over accruals associated with upfront payments and issue fees in licensing agreements. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented in conformity with U.S. GAAP.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Business, Financial Position and Need for Capital

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and as of June 30, 2023, had an accumulated deficit of approximately $418,609,000. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and pre-clinical and clinical programs, strategic alliances and the development of our administrative organization. We expect the cash, cash equivalents, and investments of approximately $36,566,000 at June 30, 2023 will not be sufficient to meet our operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional equity or debt capital. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. We will need to raise significant additional capital to continue to fund the clinical trials for CRB-701 and CRB-601. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, the Company may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control. A failure of our control systems to prevent error or fraud may materially harm our company.

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

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. In May 2023 in connection with the preparation the Company’s interim financial statements for the period ended March 31, 2023, the Company determined that our disclosure controls and procedures were not effective due to a material weakness. The material weakness related to our failure to maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were not effective.

We do not expect that our disclosure controls or internal control over financial reporting will prevent or detect all error or all fraud. We may in the future discover other weaknesses in our system of internal control over financial reporting that could result in a material misstatement of our financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2023, we issued K2HV 194,444 shares of our common stock upon the conversion of $875,000 of the loan balance under the Amended Loan and Security Agreement at a conversion price of $4.50. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

10.1

Separation and General Release Agreement between the Company and Craig Millian, dated April 24, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).

10.2

Amendment No. 1 to Open Market Sale Agreement, dated May 31, 2023, by and between the Registrant and Jefferies LLC (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 1, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 8, 2023	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)