Form 10-Q
period 2023-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2023-11-07
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, 4,423,683 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$11,248,806	$17,002,715
Investments	17,484,437	42,194,296
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	2,280,255	791,616
Total current assets	31,205,973	60,181,102
Restricted cash	477,425	477,425
Property and equipment, net	1,120,793	1,613,815
Operating lease right of use assets	3,277,943	3,884,252
Other assets	201,271	155,346
Total assets	$36,283,405	$66,311,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$353,323
Accounts payable	4,713,532	2,173,963
Accrued expenses	7,545,781	5,999,252
Derivative liability	36,868	36,868
Operating lease liabilities, current	1,396,585	1,280,863
Current portion of long-term debt	17,849,562	2,795,669
Total current liabilities	31,542,328	12,639,938
Long-term debt, net of debt discount	—	15,984,426
License agreement payable, noncurrent	775,000	—
Other long-term liabilities	44,410	22,205
Operating lease liabilities, noncurrent	3,610,651	4,675,354
Total liabilities	35,972,389	33,321,923
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022. See Note 11	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 4,423,683 and 4,171,297 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	442	417
Additional paid-in capital	428,981,198	425,196,359
Accumulated deficit	(428,662,589)	(392,080,667)
Accumulated other comprehensive loss	(8,035)	(126,092)
Total stockholders’ equity	311,016	32,990,017
Total liabilities and stockholders’ equity	$36,283,405	$66,311,940

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,550,496	$4,108,190	$24,187,544	$9,894,068
General and administrative	2,937,442	4,073,266	10,786,410	14,144,557
Litigation settlement	—	—	—	5,000,000
Total operating expenses	9,487,938	8,181,456	34,973,954	29,038,625
Operating loss	(9,487,938)	(8,181,456)	(34,973,954)	(29,038,625)
Other expense, net:
Other income (expense), net	217,545	77,712	629,709	(324,322)
Interest expense, net	(763,356)	(541,889)	(2,216,964)	(1,491,137)
Foreign currency exchange loss, net	(19,520)	(136,087)	(20,713)	(613,766)
Other expense, net	(565,331)	(600,264)	(1,607,968)	(2,429,225)
Net loss	$(10,053,269)	$(8,781,720)	$(36,581,922)	$(31,467,850)
Net loss per share, basic and diluted	$(2.27)	$(2.11)	$(8.52)	$(7.55)
Weighted average number of common shares outstanding, basic and diluted	4,423,617	4,170,881	4,295,178	4,170,466

Comprehensive loss:
Net loss	$(10,053,269)	$(8,781,720)	$(36,581,922)	$(31,467,850)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	15,753	(87,554)	118,057	(144,429)
Total other comprehensive income (loss)	15,753	(87,554)	118,057	(144,429)
Total comprehensive loss	$(10,037,516)	$(8,869,274)	$(36,463,865)	$(31,612,279)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	4,422,741	$442	$428,153,252	$(418,609,320)	$(23,788)	$9,520,586
Issuance of common stock, net of issuance costs of $814	942	—	6,723	—	—	6,723
Stock-based compensation expense	—	—	821,223	—	—	821,223
Change in unrealized gain on marketable debt securities	—	—	—	—	15,753	15,753
Net loss	—	—	—	(10,053,269)	—	(10,053,269)
Balance at September 30, 2023	4,423,683	$442	$428,981,198	$(428,662,589)	$(8,035)	$311,016

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	4,170,881	$417	$422,008,655	$(372,419,894)	$(119,320)	$49,469,858
Issuance of common stock, net of issuance costs of $0	416	—	—	—	—	—
Stock-based compensation expense	—	—	1,345,526	—	—	1,345,526
Change in unrealized loss on marketable debt securities	—	—	—	—	(87,554)	(87,554)
Net loss	—	—	—	(8,781,720)	—	(8,781,720)
Balance at September 30, 2022	4,171,297	$417	$423,354,181	$(381,201,614)	$(206,874)	$41,946,110

See notes to the unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$417	$425,196,359	$(392,080,667)	$(126,092)	$32,990,017
Issuance of common stock, net of issuance costs of $5,218	14,106	1	109,141	—	—	109,142
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	19	874,981	—	—	875,000
Issuance of common stock upon exercise of stock options	43,836	5	129,740	—	—	129,745
Stock-based compensation expense	—	—	2,670,977	—	—	2,670,977
Change in unrealized gain on marketable debt securities	—	—	—	—	118,057	118,057
Net loss	—	—	—	(36,581,922)	—	(36,581,922)
Balance at September 30, 2023	4,423,683	$442	$428,981,198	$(428,662,589)	$(8,035)	$311,016

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	4,169,631	$416	$418,903,820	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock, net of issuance costs of $0	1,666	1	—	—	—	1
Stock-based compensation expense	—	—	4,450,361	—	—	4,450,361
Change in unrealized loss on marketable debt securities	—	—	—	—	(144,429)	(144,429)
Net loss	—	—	—	(31,467,850)	—	(31,467,850)
Balance at September 30, 2022	4,171,297	$417	$423,354,181	$(381,201,614)	$(206,874)	$41,946,110

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,581,922)	$(31,467,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,670,977	4,450,361
Depreciation and amortization	493,022	578,598
Net amortization on (discount) premium of investments	(426,390)	232,844
Loss on foreign exchange	12,485	829,235
Amortization of debt discount	634,011	539,867
Realized loss on investments	790	177,939
Loss on sale of property and equipment	—	21,235
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(1,376,793)	1,438,849
Increase in other assets	(45,925)	(86,670)
Decrease in operating lease right of use asset	606,309	535,037
Increase in other long-term liabilities	797,205	—
Increase (decrease) in accounts payable	2,527,083	(1,237,294)
Increase (decrease) in accrued expenses	1,546,529	(5,259,474)
Decrease in operating lease liabilities	(948,981)	(842,127)
Net cash used in operating activities	(30,091,600)	(30,089,450)
Cash flows from investing activities:
Purchases of investments	(30,556,135)	(88,738,150)
Proceeds from sales and maturities of investments	55,809,650	107,037,899
Purchases of property and equipment	—	(13,449)
Proceeds from sale of property and equipment	—	8,100
Net cash provided by investing activities	25,253,515	18,294,400
Cash flows from financing activities:
Repayment of short-term borrowings	(353,323)	(767,937)
Repayment of long-term borrowings	(689,544)	—
Proceeds from issuance of common stock	244,105	—
Issuance costs paid for common stock financings	(117,062)	—
Net cash used in financing activities	(915,824)	(767,937)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,753,909)	(12,562,987)
Cash, cash equivalents, and restricted cash at beginning of the period	17,672,615	25,676,532
Cash, cash equivalents, and restricted cash at end of the period	$11,918,706	$13,113,545
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$1,986,399	$1,407,208
Issuance of common stock for conversion of convertible debt	$875,000	$—
Write off of fully depreciated property and equipment	$178,492	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

1. NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus' pipeline includes CRB-701, a next generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload, CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells, and CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of September 30, 2023 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023 (the “2022 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2023, had an accumulated deficit of approximately $428,663,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of $28,733,000 at September 30, 2023 will not be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “May 2023 Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the May 2023 Sale Agreement. During the nine months ended September 30, 2023, the Company sold 14,106 shares of its common stock for which the Company received gross proceeds of approximately $114,000, less issuance costs incurred of approximately $5,200 (see Note 12).

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense (see Note 13), the accrual of research, product development and clinical obligations (see Note 10), and the valuation of warrants (see Note 9 and Note 14).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from date of purchase to be cash equivalents. At September 30, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, commercial paper, and other debt securities with maturities less than three months from the date of purchase.

Restricted cash as of September 30, 2023 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of September 30, 2023.

Cash, cash equivalents, and restricted cash consist of the following:

	September 30, 2023	December 31, 2022
Cash	$1,995,964	$3,805,156
Cash equivalents	9,252,842	13,197,559
Cash and cash equivalents	11,248,806	17,002,715

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	669,900	669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,918,706	$17,672,615

As of September 30, 2023, all of the Company’s cash and cash equivalents was held in the United States ("U.S."), except for approximately $1,347,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2022, all of the Company’s cash was held in the U.S., except for approximately $2,805,000 of cash which was held in its subsidiaries in the United Kingdom and Australia.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations (“CROs”) and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for cancer. As of September 30, 2023, all of the Company’s assets were located in the U.S., except for approximately $1,347,000 of cash and cash equivalents and $1,192,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom. As of December 31, 2022, all of the Company’s assets were located in the U.S., except for approximately $2,805,000 of cash and cash equivalents and $136,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2023 or December 31, 2022.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in the three and nine months ended September 30, 2023 and 2022.

Stock-based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”), to employees, non-employees, and directors as an expense in the statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock-based award. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock units is the quoted closing market price per share on the grant date. Forfeitures are estimated on the grant date based on historical experience and management’s expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised. The fair value of each grant is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,053,269)	$(8,781,720)	$(36,581,922)	$(31,467,850)
Weighted average number of common shares-basic	4,423,617	4,170,881	4,295,178	4,170,466
Net loss per share of common stock-basic	$(2.27)	$(2.11)	$(8.52)	$(7.55)

Stock options and warrants that have not been exercised and unvested restricted stock units (see Notes 13 and 14) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

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

4. INVESTMENTS

The following table summarizes the Company’s investments as of September 30, 2023:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$5,967,608	$—	$(607)	$5,967,001
Corporate debt securities	11,524,127	102	(6,793)	11,517,436
Total	$17,491,735	$102	$(7,400)	$17,484,437

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of September 30, 2023:

	Amortized Cost	Fair Value

Maturing in one year or less	$17,491,735	$17,484,437
	$17,491,735	$17,484,437

The following table summarizes the Company’s investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,173,980	$—	$—	$12,173,980
Corporate debt securities	30,146,060	—	(125,744)	30,020,316
Total	$42,320,040	$—	$(125,744)	$42,194,296

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable securities by contractual maturity as of December 31, 2022:

	Amortized Cost	Fair Value

Maturing in one year or less	$42,320,040	$42,194,296
	$42,320,040	$42,194,296

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023:

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$5,227,911	$—	$—	$5,227,911
Corporate debt securities	—	4,024,931	—	4,024,931
Investments:
Commercial paper	—	5,967,001	—	5,967,001
Corporate debt securities	—	11,517,436	—	11,517,436
	$5,227,911	$21,509,368	$—	$26,737,279

Liabilities:
Derivative liabilities	$—	$—	$36,868	$36,868

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

In consideration for the license granted to the Company under the CSPC License Agreement, the Company will pay CSPC an upfront payment of $7,500,000 ($5,000,000 paid at signing during the first quarter 2023 followed by a $2,500,000 payment due in August 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130,000,000 based upon the achievement of specified development and regulatory milestones and $555,000,000 in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payment to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. In the nine months ended September 30, 2023, the Company recorded the $7,500,000 upfront license payment to CSPC as research and development expense, which includes the $5,000,000 paid in cash up front and $2,500,000 recorded as an accrued expense. The Company also recorded a $1,200,000 development milestone under the UCSF License Agreement for the filing of patent rights as research and development expense, which includes $325,000 in accrued expense ($125,000 is due on December 30, 2023 and $200,000 is due on June 30, 2024) and $775,000 in license agreement payable, noncurrent due on December 30, 2024 based upon an amended payment schedule. For the three months ended September 30, 2023, no other milestone payments have been made under any of the other above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Computer hardware and software	$83,711	$262,203
Office furniture and equipment	1,113,980	1,113,980
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,528,546	4,707,038
Less: accumulated depreciation	(3,407,753)	(3,093,223)
Property and equipment, net	$1,120,793	$1,613,815

Depreciation expense was $152,809 and $190,795 for the three months ended September 30, 2023 and 2022, respectively and $493,022 and $578,598 for the nine months ended September 30, 2023 and 2022, respectively.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2023, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2023:

2023	$426,978
2024	1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$5,657,459

Less: imputed interest	(650,223)
Total	$5,007,236

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and ends October 31, 2026. The Company notes sublease income of $55,944 and $55,133 for the three months ended September 30, 2023 and 2022, respectively and $170,209 and $165,398 for the nine months ended September 30, 2023 and 2022, respectively was recognized and offset against rent expense.

Undiscounted sublease cash inflows have been summarized in the following table:

2023	$67,625
2024	279,585
2025	291,697
2026	252,333
Total sublease payments	$891,240

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

In November 2022, the Company entered into a loan agreement with a financing company for $452,250 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $51,387 over a nine-month period. Interest accrues on this loan at an annual rate of 5.4%. Prepaid expenses as of September 30, 2023 and December 31, 2022, included approximately $41,875 and $418,750, respectively, related to the underlying insurance policy being financed. The loan was fully repaid in July 2023.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20,000,000 upon signing. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months commencing on September 1, 2022. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. The Amended Loan and Security Agreement defers the commencement of principal repayments by a one-year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at September 30, 2023 was 13.75%.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be a modification, thus no gain or loss was recorded.

Pursuant to the Loan and Security Agreement, K2HV may elect to convert up to $5,000,000 of the outstanding loan balance into shares of the Company’s common stock at a conversion price of $282.00 per share. The Amended Loan and Security Agreement adjusts the conversion price of $2,000,000 of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $282.00 per share to $4.50 per share, and $1,125,000 of the loan from $282.00 per share to $7.875 per share. The remaining $3,000,000 will continue to have a conversion price of $282.00 per share. The decrease in the conversion price resulted in an increase in the fair value of the conversion option of $573,000, which was recorded as an increase to the debt discount and additional paid in capital as of December 31, 2022. On June 1, 2023, K2HV converted $875,000 of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. As of September 30, 2023, $4,125,000 of the outstanding loan balance remains available to convert into shares of the Company's common stock.

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,873 common shares (the “K2 Warrant”) at an exercise price of $208.80 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs from the Loan and Security Agreement. In connection with entering into the Amended Loan and Security Agreement, the Company incurred an additional $119,000 of debt issuance costs. The proceeds attributed to the K2 Warrant, the prepayment and default features, and the debt issuance costs are all included in the debt discount. The Company is required to make a final payment in excess of the stated principal equal to $1,590,000. See Note 14 for more detail on assumptions used in the valuation of the K2 warrant and see Note 15 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Amended Loan and Security Agreement outstanding at September 30, 2023, including the $1,590,000 final payment discussed above, is $20,025,456.

Upon the occurrence of an Event of Default (as defined in the Loan and Security Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2023. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $2,954,000 is being charged to interest expense using the effective interest method over the term of the debt. At September 30, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and nine months ended September 30, 2023 was approximately $980,000 and $2,886,000, respectively. Interest expense for the three and nine months ended September 30, 2022 was $811,000 and $2,193,000, respectively.

The net carrying amounts of the liability components consists of the following:

	September 30, 2023	December 31, 2022

Principal	$18,435,456	$20,000,000
Less: debt discount	(2,954,390)	(2,954,390)
Accretion of debt discount	2,368,496	1,734,485
Net carrying amount	$17,849,562	$18,780,095
Less: current portion of long term debt	(17,849,562)	(2,795,669)
Total long-term debt, net of discount	$-	$15,984,426

The following table summarizes the future principal payments, including the $1,590,000 final payment, due under the current portion of long-term debt:

Quarterly Periods Ending	Principal Payments and final payment on Loan Agreement

December 31, 2023	$2,131,718
Total Fiscal Year Ending 2023		2,131,718
March 31, 2024	2,205,970
June 30, 2024	2,279,075
September 30, 2024	13,408,694
Total Fiscal Year Ending 2024		17,893,738
Total		$20,025,456

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022

Accrued pre-clinical and clinical costs	$1,055,116	$2,137,317
Accrued product development costs	509,698	247,500
Accrued license costs	2,825,000	—
Accrued compensation	1,669,980	2,224,951
Accrued administrative costs	261,921	473,376
Accrued interest	1,224,066	916,108
Total	$7,545,781	$5,999,252

11. PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

After the Special Meeting upon approval of the Reverse Stock Split, the remaining 501,353.008 shares outstanding of Series A Preferred Stock would be considered mandatorily redeemable and reclassified to a current liability. As of December 31, 2022, the fair value of the Series A Preferred Stock were included in accrued expenses. As of September 30, 2023 and December 31, 2022, there were 0 shares of Series A Preferred Stock issued and outstanding within the condensed consolidated balance sheet, as such shares were considered a redemption payable. The Series A Preferred Stock were redeemed on February 14, 2023, upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock.

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

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 4,423,683 and 4,171,297 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

On May 31, 2023, the Company entered into the May 2023 Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the May 2023 Sale Agreement. During the three and nine months ended September 30, 2023, the Company sold 942 and 14,106 shares of its common stock for which the Company received gross proceeds of approximately $7,500 and $114,000, respectively. The Company incurred total issuance costs of approximately $266,000. These costs will be deferred to prepaid expenses and other current assets and will offset proceeds as common stock is issued. As of September 30, 2023, approximately $5,200 has been recorded to additional paid-in capital to offset proceeds.

During the three and nine months ended September 30, 2023, the Company issued 0 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0 and $129,740 from those exercises, respectively.

During the three and nine months ended September 30, 2022, the Company issued no shares of common stock upon the exercise of stock options to purchase common stock and the Company received no proceeds.

During the three and nine months ended September 30, 2023, the Company issued no shares of common shares from the vesting of shares from restricted stock under the 2014 Plan.

During the three and nine months ended September 30, 2022, the Company issued 416 and 1,666 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three and nine months ended September 30, 2023 and 2022.

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

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2022, the number of shares of common stock available for issuance under the 2014 Plan increased by 292,205 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2021. As of January 1, 2022, there was a total reserve of 1,144,567 shares and 558,671 shares available for future grants. As of September 30, 2022, there were 437,372 shares available for future grants.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2023, the number of shares of common stock available for issuance under the 2014 Plan increased by 291,991 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2022. As of January 1, 2023, there was a total reserve of 1,436,558 shares and 741,870 shares available for future grants. As of September 30, 2023, there were 557,318 shares available for future grants.

Share-based Compensation Expense

In connection with all stock-based payment awards, total stock-based compensation expense, net of estimated forfeitures, recognized in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development expenses	$96,187	$141,933	$286,205	$465,777
General and administrative expenses	725,036	1,203,593	2,384,772	3,984,584
Total stock-based compensation	$821,223	$1,345,526	$2,670,977	$4,450,361

The total stock-based compensation expense recognized by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Stock options	$815,505	$1,345,526	$2,658,414	$4,450,361
Restricted stock units	5,718	—	12,563	—
Total stock-based compensation	$821,223	$1,345,526	$2,670,977	$4,450,361

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

The weighted average assumptions used principally in determining the fair value of options granted to employees were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.82%	1.89%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	101.41%	97.88%
Estimated forfeiture rate	15.59%	12.16%

A summary of option activity for the nine months ended September 30, 2023 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	617,996	$88.99
Granted	288,650	5.15
Exercised	(43,836)	0.85
Forfeited or canceled	(127,854)	70.32
Expired	(503)	3.18
Outstanding at September 30, 2023	734,453	$64.31	7.00	$20,819,702
Vested at September 30, 2023	401,416	$103.74	5.43	$5,732,309
Vested and expected to vest at September 30, 2023	676,495	$69.02	6.82	$17,889,636

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $4.20 and $10.50 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $92,689 and $0, respectively. As of September 30, 2023, there was approximately $3,606,000 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 1.62 years as of September 30, 2023.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with us on the vesting date.

A summary of RSU activity for the nine months ended September 30, 2023 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	28,576	4.81
Forfeited	(4,317)	4.26
Vested	—	—
Unvested at September 30, 2023	24,259	$4.91

As of September 30, 2023, there was $85,000 of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.45 years.

14. WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2023 and 2022.

At September 30, 2023, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 1.86 years.

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

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 14,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $32.10 per share. The Warrants became fully vested on October 19, 2021 and expire on November 3, 2025. Any shares of the Company’s common stock issued upon exercise of the Warrants are permitted to be settled in unregistered shares. The Warrants are classified as equity as they meet all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrants for initial measurement and will reassess whether classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $334,740 fair value of the Warrants were as follows:

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

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC-rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2022 to September 30, 2023 has stayed consistent. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2022 to September 30, 2023 has remained consistent. The value of these features was determined to be approximately $36,868 at December 31, 2022 and September 30, 2023, which resulted in no expense recognized in the nine months ended September 30, 2023. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the nine months ended September 30, 2023 is presented below.

September 30, 2023
Beginning balance, December 31, 2022	$36,868
Change in fair value of derivative liabilities	—
Ending balance, September 30, 2023	$36,868

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.

Overview

Corbus Pharmaceuticals Holdings, Inc. is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes CRB-701, a next generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload, CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells, and CRB-913, a highly peripherally restricted CB1 receptor inverse agonist for the treatment of obesity.

Corbus' Pipeline:

•
CRB-701 is a next generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, the Company obtained a license from CSPC to develop and commercialize the drug in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia. The Investigational New Drug ("IND") application for CRB-701 has been cleared by the U.S. FDA and the drug is currently being investigated by CSPC in a Phase 1 dose escalation clinical trial in patients with advanced solid tumors in China. Corbus is planning to commence a U.S. clinical trial in the first quarter of 2024.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells in the tumor microenvironment. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with anti-PD-1 checkpoint inhibitor therapy compared to either single agent alone. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. The Company expects to submit an IND in the fourth quarter of 2023.
•
CRB-913 is a second-generation highly peripherally restricted CB1 inverse agonist designed to treat obesity. In a diet-induced obesity ("DIO") mice model, CRB-913, as a monotherapy and in combination with incretin analogues (tirzepatide, semaglutide, or liraglutide), demonstrates a reduction in body weight in DIO mice and improvements were observed in body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and liver histology. The CRB-913 program is in the pre-clinical stage of development.

Financial Operations Overview

We have not generated any revenues from the sale of products. We have never been profitable and at September 30, 2023, we had an accumulated deficit of approximately $428,663,000. Our net losses for the three months ended September 30, 2023 and 2022, were approximately $10,053,000 and $8,782,000, respectively. For nine months ended September 30, 2023 and 2022, our net losses were approximately $36,582,000 and $31,468,000, respectively.

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
•
manufacture drugs for clinical studies.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

Research and Development. Research and development expenses for the three months ended September 30, 2023 totaled approximately $6,550,000, an increase of $2,442,000 from the $4,108,000 recorded for the three months ended September 30, 2022. The increase in fiscal quarter 2023 as compared to 2022 was primarily attributable to an increase of $3,137,000 in manufacturing costs associated with the production of CRB-601 for clinical trials offset by a decrease in pre-clinical studies completed in the prior year to support the Company's CRB-601 IND filing.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 64% and 48% of research and development expenses recorded for the three months ended September 30, 2023 and 2022, respectively was recorded in these entities.

General and Administrative. General and administrative expense for the three months ended September 30, 2023 totaled approximately $2,937,000, a decrease of $1,136,000 from the $4,073,000 recorded for the three months ended September 30, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in stock-based compensation costs of $479,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, salary expense of $208,000 due to permanent reductions in headcount taken in previous periods, $203,000 in reduced premiums associated with insurance policies, and $202,000 in decreased consulting costs for various consultants who supported finance, business development, and information technology.

Other Expense, Net. Other expense, net for the three months ended September 30, 2023 was approximately $565,000, a decrease of $35,000 from the $600,000 recorded for the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

Research and Development. Research and development expenses for the nine months ended September 30, 2023 totaled approximately $24,188,000, an increase of $14,294,000 from the $9,894,000 recorded for the nine months ended September 30, 2022. The increase in fiscal 2023 as compared to fiscal 2022 was primarily attributable to an increase in licensing costs of $7,500,000 associated with the CSPC License Agreement and $1,200,000 associated with the achievement of a development milestone under the UCSF License Agreement, as well as increases of $3,890,000 in manufacturing costs associated with the production of CRB-601 and $2,273,000 in pre-clinical and clinical costs to advance the Company's pipeline to prepare for IND filings and the start of clinical trials. These increases are offset by a decrease in compensation costs of $1,259,000 as a result of reduced headcount.

During 2018, the Company formed a subsidiary in each of the United Kingdom and Australia and approximately 32% and 36% of research and development expenses recorded for the nine months ended September 30, 2023 and 2022, respectively was recorded in these entities.

General and Administrative. General and administrative expense for the nine months ended September 30, 2023 totaled approximately $10,786,000, a decrease of $3,359,000 from the $14,145,000 recorded for the nine months ended September 30, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in stock-based compensation costs of $1,551,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, legal costs of $1,070,000 related to the litigation with Venn Therapeutics, LLC, $649,000 in reduced premiums associated with insurance policies, and $503,000 in consulting costs for various consultants who supported finance, business development, and information technology.

Litigation Settlement. There was no litigation settlement for the nine months ended September 30, 2023. Litigation settlement expense for the nine months ended September 30, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC.

Other Expense, Net. Other expense, net for the nine months ended September 30, 2023 was approximately $1,608,000 as compared to approximately $2,429,000 recorded for the nine months ended September 30, 2022. The decrease of $821,000 in 2023 as compared to 2022 was primarily attributable to investment income in 2023 as compared to investment losses in 2022.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2023, our accumulated deficit since inception was approximately $428,663,000.

At September 30, 2023, we had total current assets of approximately $31,206,000 and current liabilities of approximately $31,542,000, resulting in negative working capital of approximately $336,000. Of our total cash, cash equivalents, investments, and restricted cash of $29,403,000 at September 30, 2023, approximately $28,056,000 was held within the U.S.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $30,092,000, which includes a net loss of approximately $36,582,000, adjusted for non-cash expenses of approximately $3,385,000 largely related to stock-based compensation expense, and approximately $3,105,000 of cash provided by net working capital items principally due to an increase in accounts payable.

Cash provided by investing activities for the nine months ended September 30, 2023 totaled approximately $25,254,000, which was principally related to sales and purchases of marketable securities.

Cash used in financing activities for the nine months ended September 30, 2023 totaled approximately $916,000, which was related to the repayment of long-term and short-term borrowings.

We expect our cash, cash equivalents, and investments of approximately $28,733,000 at September 30, 2023 will not be sufficient to meet our operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

License Agreement with UCSF

Pursuant to the terms of the UCSF Agreement, we are obligated to pay potential milestone payments to UCSF totaling up to $153.2 million based upon the achievement of specified development and regulatory milestones, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50,000 for each new indication. In addition, we are obligated to pay UCSF royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF License Agreement, and any diagnostic products and services.

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

License Agreement with CSPC

Pursuant to the terms of the CSPC License Agreement, we are obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board, and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We estimate volatility by analyzing the volatility of the trading price of our common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the condensed consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

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

Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were not effective.

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

Changes in Internal Control over Financial Reporting

We have undertaken remediation actions, as discussed above, to address the material weakness in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2023, but have not materially affected our internal control over financial reporting. Except as noted above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring losses since inception and as of September 30, 2023, had an accumulated deficit of approximately $428,663,000. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of our product candidates and pre-clinical and clinical programs, strategic alliances, and the development of our administrative organization. We expect the cash, cash equivalents, and investments of approximately $28,733,000 at September 30, 2023 will not be sufficient to meet our operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. In May 2023 in connection with the preparation the Company’s interim financial statements for the period ended March 31, 2023, the Company determined that our disclosure controls and procedures were not effective due to a material weakness. The material weakness related to our failure to maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were not effective.

We do not expect that our disclosure controls or internal control over financial reporting will prevent or detect all errors or all fraud. We may in the future discover other weaknesses in our system of internal control over financial reporting that could result in a material misstatement of our financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 7, 2023	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)