Form 10-K
period 2023-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2024-03-12
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34,571,068, based on the closing price of the registrant’s common stock on June 30, 2023.

As of March 8, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 10,493,108.

Documents incorporated by reference

None.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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
•
the potential impact of geopolitical events, including the war in Ukraine, and their effects on our operations, including on our clinical development plans and timelines;
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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well- understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate (“ADC”) that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 (“CB1”) receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC targeting the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023 we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom and Australia (the “CSPC License Agreement”). The Investigational New Drug (“IND”) application for CRB-701 was cleared by the U.S. Food and Drug Administration (“FDA”) in 2022 and the drug is currently being investigated by CSPC in a Phase 1 dose-escalation clinical trial in patients with advanced solid tumors in China. On January 26, 2024, we presented data from the Phase 1 dose-escalation trial in China for the first eighteen patients reflective of the first six dose cohorts. The data was presented at ASCO-GU. The emerging clinical data shows that CRB-701 was well-tolerated and demonstrated an overall response rate ("ORR") of 43% and a disease control rate ("DCR") of 71% in the seven patients who received doses predicted to be therapeutically relevant. We are on schedule to bridge data from this Phase 1 clinical trial in China to commence a Phase 1 clinical trial in the U.S. during the first quarter of 2024.

•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. The data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. On January 9, 2024, we announced that the FDA cleared the IND for CRB-601 and we expect to enroll the first patient in a Phase 1 study in the summer of 2024.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. In a diet-induced obesity ("DIO") mouse model, CRB-913 demonstrates a reduction in body weight, body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and improvements in liver histology. These outcomes were further improved when CRB-913 was used in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide). We are currently conducting IND enabling studies and we expect to file an IND in the fourth quarter of 2024.

Our pipeline is as follows:

CRB-701

CRB-701 is a novel clinical stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E (“MMAE”). In February 2023, we obtained a license from CSPC to develop and commercialize the drug in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom and Australia. The IND for CRB-701 has been cleared by the U.S. FDA and the drug is currently being investigated by CSPC in a Phase 1 dose escalation clinical trial in patients with advanced solid tumors in China. We are on schedule to bridge data from this Phase 1 clinical trial in China to commence a Phase 1 clinical trial in the U.S. during the first quarter of 2024. Additional sites in the United Kingdom and Europe will be added to the program thereafter.

The targeting of Nectin-4 on cancer cells to release the cytotoxic payload MMAE is a clinically validated target as enfortumab vedotin ("EV" or "PADCEV®") has been approved for the treatment of metastatic urothelial cancer ("mUC"). PADCEV® toxicity and safety limitations include serious and potentially life-threatening skin reactions and peripheral neuropathy, which negatively impact tolerability and dose intensity (Figure 1).

Figure 1: PADCEV® safety limitations

CRB-701 is designed to be an improved next-generation site-specific Nectin-4 targeting ADC (Figure 2). The drug benefits from site specific conjugation and novel linker technology to create a stable linker and enable homogeneous payload incorporation with a reproducible drug-to-antibody ration (“DAR”) of 2. The linker technology attaches the MMAE cytotoxic payload to the monoclonal antibody and is designed to hold on to the ADC until it binds to Nectin-4 on the target cell. MMAE is then released upon internalization within the target cell. The targeted delivery of CRB-701 is designed to maximize delivery of MMAE while minimizing toxicity to healthy tissues. CRB-701's longer half-life and lower free plasma payload supports less frequent dosing. The complexity and cost of manufacturing CRB-701 has also been reduced by the drug’s single enzyme and improved linker technology.

Figure 2: CRB-701 Next generation site-specific Nectin-4 targeting ADC

Novel nectin-4 Antibody
ADCC + CDC functionality
Cathepsin-B
cleavage site
Glutamine focused
side chain
conjugation
Payload
Monomethyl auristatin E
(MMAE) Microtubule disruption

MMAE = Monomethyl auristatin E **ADCC** = antibody-dependent cellular cytotoxicity **CDC** = complement dependent cytotoxicity

Source(s): Modified image from Corbus data on file; Corbus data on file

On January 26, 2024, we presented the first clinical data from the ongoing Phase 1 clinical trial of CRB-701 conducted by our development partner, CSPC. The data was presented at ASCO-GU. The Phase 1 dose escalation study is being conducted in China and is enrolling patients with mUC, as well as patients with other solid tumors prospectively confirmed to have Nectin-4 positive tumors. The study opened for enrollment in January 2023 and the data presented is through December 2023 from the first 18 patients reflective of the first 6 dose cohorts (0.2-3.6 mg/kg).

Safety Summary (Figure 3)

•
To date, CRB-701 is well tolerated with the majority of treatment related adverse events being grade 1 or 2 and reversible.
•
No adverse events above grade 3 were observed.
•
There have been no dose discontinuations or reductions in the study to date. A single participant experienced a temporary dose interruption.
•
The dose escalation is ongoing at cohort 7 (4.5 mg/kg).
•
No cases of drug-related peripheral neuropathy or skin rash have been reported to date.

Figure 3: Safety data

AST increase
ALT increase
Pruritus
Creatinine increase
Asthenia
Urinary tract infection
Hyponatremia
Hypoalbuminemia
Platelet decrease
Hypertriglyceridemia
Lymphocyte decrease
Decrease appetite
Proteinuria
Dry eye
Corneal disorder
Anemia
Grade 1
Grade 2
Grade 3
0
10
20
30
40
50
60
70
80
90
100
Events expressed as a % - TEAEs ≥ 20% of participants

Dose Modifications (n=18)	Value
Discontinuations	0
Reductions	0
Interruptions	1 (5.5%)

PK Summary (Figure 4)

•
Single dose PK suggested that TAb, ADC and MMAE increase in a dose proportional manner.
•
No obvious accumulation was observed on cycle 3, day 1.
•
When compared to the exposures achieved with EV at 1.25 mg/kg Q1W x21 days, CRB-701 (SYS6002) consistently demonstrated lower free MMAE concentrations.

Figure 4: PK data expressed as a percentage of equivalent PADCEV® dose

Efficacy

•
Dose level 5 (2.7 mg/kg) and above represents the predicted therapeutically relevant doses based on allometric scaling.
•
A mixed tumor population (n=7) receiving doses of 2.7 mg/kg or 3.6 mg/kg demonstrated an ORR of 43% (3 partial responses: 2 unconfirmed responses and 1 non-responding participant with no-Nectin-4 expression) and a DCR of 71% (Figure 5).
•
The longest observed response to date is 11 cycles (~10 months) and ongoing (Figure 6).
•
All Nectin-4 positive mUC and cervical patients at doses ≥ 2.7 mg/kg that were assessable at the time of the December 2023 data cutoff demonstrated levels of disease control and represent the CRB-701 (SYS6002) responsive population to date.

Figure 5: Efficacy data

Figure 6: Disease responses

3.6 mg/kg
2.7 mg/kg
1.8 mg/kg
1.2 mg/kg
0.6 mg/kg
0.2 mg/kg
PD
PR
PR
SD
PR
SD
PD
PD
SD
SD
PR
PD
PD
SD
PD
SD
PD
TNBC
Breast
CRC
Cervical
UC
Progressive Disease
Stable Disease
Partial Response
Treatment ongoing
0
1
2
3
4
5
6
7
8
9
10
11
12
Cycle number (21 days/cycle)

Note: Of the 4 PRs reported; 2 PRs are confirmed and 2 remain unconfirmed

CRB-601

We are developing CRB-601, a potent and selective anti-αvβ8 integrin mAb for the treatment of solid tumors. We in-licensed the intellectual property for CRB-601 from Dr. Stephen Nishimura’s laboratory at the University of California, San Francisco.

CRB-601 is an anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ present on cancer cells in the tumor microenvironment. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to either single agent on their own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. On January 9, 2024, we announced that the FDA cleared the IND for CRB-601 and we expect to enroll the first patient in a Phase 1 study in the summer of 2024.

TGFβ is a multifunctional cytokine involved in many cellular processes including cell growth and differentiation, immune response, wound healing and tissue repair. In cancer, TGFβ mediates immune evasion and plays a key role in promoting cancer cell growth and metastasis via its immunosuppressive effects in the tumor microenvironment. When overexpressed in the tumor milieu, TGFβ is linked to poor clinical outcomes (Figure 7). Similarly, the avb8 integrin appears to be the only TGFβ activating integrin expressed on regulatory T-cells, highlighting the key contribution of this integrin to immunosuppression. Tumor cells can also evade host immunity by activating TGFb via integrin avb8.

Figure 7: TGFβ predicts poor clinical outcomes in a subset of cancer patients

The αvβ8 integrin is a key regulator of TGFβ that is co-opted in many late-stage metastatic cancers to function as a pro-cancer cytokine. TGFβ is normally stored in the extracellular matrix as an inactive latent pro-protein complex. TGFβ is held in an inactive state in association with latency associate peptide (LAP) and is presented on cell surfaces by latent transforming growth factor β binding proteins (e.g., LTBP1, GARP); these three components comprising the large latent complex ("LLC"). Upon binding of the LAP-TGFβ complex to the αvβ8 integrin, TGFb is released and binds to TGFb receptors triggering a kinase ("SMAD") signaling pathway that leads to a related transcription translation program of TGFb-targeted genes. CRB-601 was specifically designed to bind at the latent TGFβ activation site on αvβ8 (Figure 8), thereby blocking αvβ8-dependent activation.

Figure 8: Targeting the integrin αvβ8 represents a novel approach to regulating TGFβ

CRB-913

CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. In a DIO mouse model, CRB-913, as a monotherapy and in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide), demonstrates a reduction in body weight in DIO mice and improvements were observed in body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and liver histology. We are currently conducting IND enabling studies and we expect to file an IND in the fourth quarter of 2024.

CRB-913 has demonstrated enhanced peripheral restriction versus rimonabant, the first-generation CB1 receptor inverse agonist, in both lean and obese mice (Figure 9).

Figure 9: Marked peripheral restriction vs. rimonabant

Even though CRB-913 was designed to be highly peripherally restricted and has significantly lower brain concentration (Figure 10), the drug has equipotent efficacy to rimonabant in weight loss in DIO mice studies (Figure 11).

Figure 10: Similar weight loss despite markedly lower brain concentrations vs. rimonabant

DIO mouse model (day 28)

21-fold
CRB-913 (10 mg BID PO)
CRB-913 (5 mg BID PO)
CRB-913 (2.5 mg BID PO)
Rimonabant (10 mg/kg QD PO)
% body weight loss
25
20
15
10
5
0
0
250
500
750
1000
1250
1500
brain concentration (ng/g)

- DIO mouse model with C57BL6/N mice (n=10) fed a continuous high fat diet for 22 weeks prior and during 28 days of treatment
- Brain collected 1 h post final dose (C_{max})

Source(s): Company data on file.

Figure 11: Similar weight loss vs. rimonabant at same daily doses

Body weight loss (%)
5
0
-5
-10
-15
-20
-25
2
4
6
8
10
12
14
16
18
Day
4.7%
-9.9%
-16.5%
-17.4%
-22.0%
Vehicle
2.5 mg/kg BID
5 mg/kg BID
10 mg/kg BID
Rimonabant (10 mg/kg QD)

Source(s): Morningstar et al 2023

In DIO mouse models, CRB-913 demonstrates weight loss as a monotherapy and has an enhanced additive effect when combined with the incretin drugs semaglutide or tirzepatide (Figure 12). CRB-913 also demonstrated a significant reduction in body fat content but not in lean mass (Figure 13).

Figure 12: Enhanced combo effect with semaglutide or tirzepatide

Body weight change (%) at day 18

<0.0001
<0.0001
<0.0001
<0.0001
All cohorts P < 0.001 compared with vehicle
Body Weight Change (%)
10
0
-10
-20
-30
5.2
-10.2
-7.8
-11.9
-19.0
-24.7
High Fat Diet
CRB-913 (2.5 mg/kg PO BID)
Semaglutide (10 nmol//kg SC Q3D)
Tirzepatide (5 nmol/kg SC Q3D)
CRB-913 (2.5 mg/kg PO BID) + semaglutide (10 nmol/kg SC Q3D)
CRB-913 (2.5 mg/kg PO BID) + tirzepatide (5 nmol//kg SC Q3D)

DIO mouse model with C57BL6/J mice (n=10) fed a continuous high fat diet for 22 weeks prior and during 18 days of treatment
(Similar effect also seen when CRB-913 was combined with liraglutide)

Source(s): Company data on file.

Figure 13: Demonstrated significant reduction in body fat content but not lean mass

Research and Development

We incurred expenses of approximately $31,168,000 and $16,137,000 for research and development activities for the years ended December 31, 2023 and 2022, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for our pipeline. Research and development expenses are incurred for the development of our drug candidates and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data in support of IND filings, the cost of manufacturing and purchasing drug product for clinical trials, and preparation costs for the commencement of clinical trials.

Intellectual Property

Our commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for our technologies, products and processes, including proprietary protection for CRB-701, CRB-601, and CRB-913. All patent expiry terms are stated without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

CRB-701: Antibody Drug Conjugate Targeting Nectin-4

We entered into the CSPC License Agreement effective February 12, 2023. Pursuant to the CSPC License Agreement, we received an exclusive license to CRB-701 for the prevention and treatment of all oncology indications in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia. The license includes several patent applications covering CRB-701, or a use of CRB-701, that, if granted, are projected to expire in 2042 and 2045.

CRB-601: Anti-Integrin Monoclonal Antibody

We entered into a license agreement (the “UCSF License Agreement”) with the Regents of the University of California (“The Regents”) effective May 26, 2021, as amended to include additional inventions effective November 17, 2022, and further amended to include certain new technology rights effective August 14, 2023. Pursuant to the UCSF License Agreement, we received an exclusive worldwide license to certain patent applications relating to humanized antibodies against integrin αvβ8, an antibody for diagnostic use, along with non-exclusive licenses to certain related know-how and materials. The last of the licensed patent applications, if granted, is projected to expire in 2043. As of December 31, 2023, we own a provisional patent application covering CRB-601. Any U.S. or foreign patents issued from non-provisional patent applications we may file in connection with our provisional patent application would be scheduled to expire in 2044.

CRB-913: Second Generation CB1 Receptor Inverse Agonist

On September 20, 2018, we entered into an exclusive license agreement with Jenrin Discovery, LLC which provides us with an exclusive worldwide license to develop and market cannabinoid compounds covered by the Jenrin issued patents and patent applications that cover the composition and method of use of selective cannabinoid receptor modulators. The Jenrin intellectual property portfolio includes eight granted U.S. patents and nine granted patents outside of the U.S. The portfolio includes U.S. Patent No. 8,853,252 which granted with claims relating to the cannabinoid receptor blocker CRB-913 and methods of using the same for treating obesity, diabetes, hepatic disorders, and/or cardiometabolic disorders. The licensed intellectual property portfolio provides intellectual property protection in the U.S. for CRB-913 and these uses through November 2028. We own a patent application covering CRB-913 that can result in patent rights projected to expire in 2043.

Other Intellectual Property Matters

Our commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for our technologies and to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents and trademarks as well as through the confidentiality provisions in our contracts. With respect to our candidates, we endeavor to obtain and maintain patent protection in the U.S. and internationally on all patentable aspects of each product candidate. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that any patents issued or licensed to us in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property Rights.”

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

We also seek and will continue to seek trademark protection in the U.S. and outside of the U.S. where available and when appropriate. We use and intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Manufacturing and Supply of CRB-701, CRB-601, and CRB-913

We do not own or operate manufacturing facilities and rely on third-party contract manufacturing organizations or licensing partners to supply us with drugs for pre-clinical and clinical studies and commercial activities. If a manufacturer or licensing partner is unable to supply us with drugs in a timely manner, we may encounter substantial delays in commencement, enrollment, or completion of our clinical trials or an inability to successfully commercialize any product candidates we may develop. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

CRB-701 is designed to be an improved next generation site-specific Nectin-4 targeting antibody drug conjugate. CRB-701 is a monoclonal antibody attached to an MMAE cytotoxic payload using a proprietary linker technology. CSPC has developed a manufacturing process under current good manufacturing practice (“cGMP”) to produce batches of drug substance and drug product for pre-clinical and clinical studies. We have a clinical supply agreement with CSPC to supply drug substance and drug product in support of clinical activities and we will seek to negotiate a commercial supply agreement with CSPC prior to a marketing application.

CRB-601 is a monoclonal antibody and we have developed a manufacturing process under cGMP to produce batches of drug substance and drug product for pre-clinical and clinical studies. CRB-601 is produced by a contract manufacturer through recombinant DNA technology utilizing genetically engineered host cells, upstream cell culture processes and downstream purification methods as required to manufacture the drug substance for use in the manufacture of the drug product.

CRB-913 is a second-generation CB1 receptor inverse agonist and we are developing manufacturing processes with a contract manufacturer under cGMP to produce batches of drug substance and drug product for pre-clinical and IND-enabling studies.

Competition

The biotechnology and pharmaceutical industries are characterized by a rapid pace of new innovation and discoveries, fierce competition and strong defense of intellectual property. We face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

Competitors to CRB-701 who are targeting Nectin-4 include Pfizer, Eli Lilly, Bicycle Therapeutics, Mabwell and Adcentrx Therapeutics, in addition to Pfizer and its approved PADCEV product. Competitors to CRB-601 who are also targeting the latent TGFβ pathway in cancer include AbbVie, Pfizer, Argenx, Morphic, Pliant and Scholar Rock. Competitors to CRB-913 who are also targeting obesity include AstraZeneca, Eli Lilly, Novo Nordisk, Amgen, and Pfizer.

Regulatory Matters

Government Regulation

Our activities and products are significantly regulated by a number of governmental entities, including the U.S. Food and Drug Administration, or FDA, in the U.S. and by comparable authorities in other countries. These entities regulate, among other things, the design, research, pre-clinical and clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. We must obtain regulatory approval from the FDA and comparable authorities in other countries, as applicable, for our drug candidates before we can commercialize such drugs in the U.S. and foreign jurisdictions. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Development of Drugs in the U.S.

FDA Approval Process

In the U.S., the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. CRB-701 and CRB-601 are regulated as biologics; and CRB-913 is regulated as a drug. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

The process required by the FDA before a drug or biological product may be marketed in the U.S. generally involves the following:

•
completion of preclinical studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;
•
submission to the FDA of a new drug application, or NDA, or a biologics license application, or BLA, as applicable;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the NDA or BLA.

Data obtained at any stage of testing is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Moreover, during the regulatory process, new or changed drug approval policies may cause unanticipated delays or rejection of our product. We may not obtain necessary regulatory approvals within a reasonable period of time, if at all, or avoid delays or other problems in testing our products. Moreover, even if we received regulatory approval for a product, the approval may require limitations on use, which could restrict the size of the potential market for the product.

Clinical Trials

The FDA provides that human clinical trials may begin 30 days after receipt and review of an IND application, unless the FDA requests additional information or changes to the study protocol within that period. An IND must be sponsored and filed for each of our proposed drug candidates. Authorization to conduct clinical trials in no way assures that the FDA will ultimately approve the product. Clinical trials are generally conducted in three sequential phases that may overlap. In a Phase 1 trial, the product is given to a small number of patients to test for safety (adverse effects), determine a recommended Phase 2 dose(s) and evaluate any signals of efficacy. Phase 2 trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase 3 trial is performed in a large patient population, generally over a wide geographic area, to provide evidence for the safety and efficacy of the product. The FDA maintains and exercises oversight authority throughout the clinical trial process.

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

A product’s safety and effectiveness in one clinical trial is not necessarily indicative of its safety and effectiveness in another clinical trial. Moreover, we may not discover all potential problems with a product even after completing clinical trials on it. Some of our products and technologies have undergone only preclinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its clinical trial results indicated. This could prevent the product’s widespread use, require its withdrawal from the market or expose us to liability. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Any such action could materially harm us. Clinical trials are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

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

Chemistry, Controls and Manufacturing Development

Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current cGMP requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

Review and Approval in the U.S.

Following pivotal or Phase 3 trial completion, data are analyzed to determine safety and efficacy. Data are then filed with the FDA in an NDA or BLA, along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. In the U.S., FDA approval of an NDA or BLA must be obtained before marketing a pharmaceutical product. The NDA or BLA must contain proof of safety, purity, potency, and efficacy, which entails extensive pre-clinical and clinical testing.

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

Biologics Exclusivity and Biosimilars

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

The BPCIA includes, among other provisions:

•
a 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;
•
a four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted;
•
and an exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.
•
The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

The BPCIA is complex and its interpretation and implementation by the FDA remains unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Special Regulatory Procedures

Fast track designation — The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) “Rolling Review,” which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review — Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review or an NDA or BLA, typically within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.

Accelerated approval — Under the law and the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough therapy designation — The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate.

Pediatric Information

Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of the NDA or BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Mutual Recognition Procedure — An applicant submits an application in one European Union member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorizations already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussion among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition procedure results in separate national marketing authorizations in the reference member state.

Centralized Procedure — This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products. Two European Union member states are appointed to conduct an initial evaluation of each application. These countries each prepare an assessment report that is then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

Decentralized Procedure — The most recently introduced of the three processes for obtaining approval of new medicinal processes in the European Union, the decentralized procedure is similar to the mutual recognition procedure described above, but with differences in the timing that key documents are provided to concerned member states by the reference member state, the overall timing of the procedure and the possibility of, among other things, “clock stops” during the procedure.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. These regulations include:

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

Distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, traceability, and storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Moreover, some pharmaceutical products may be classified as controlled substances and the handling of any controlled substances must comply with the U.S. Controlled Substances Act and the Controlled Substances Import and Export Act.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. The requirement for state registrations could also result in delay of the manufacturing, distribution of our drugs or in the completion of our current clinical studies. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Third-Party Payer Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our drug candidates that ultimately may obtain regulatory approval. In both the U.S. and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the U.S., governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payers.

The U.S. Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, the two-year spending law signed by the President of U.S. on February 9, 2018 includes a provision raising the manufacturer discount to 70% in 2019 in the Medicare Part D coverage gap, also known as the “donut hole.” Under prior law, manufacturers were required to provide a 50% discount on prescription drugs purchased in the donut hole. Manufacturers of branded drugs will face much higher liabilities from donut hole payments beginning in 2019, estimated at multiple billions of dollars for some of the largest companies.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Employees

We had 19 full-time employees at December 31, 2023. All our employees are engaged in administration, finance, clinical, biology, and manufacturing functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing, and regulatory functions.

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

Risks Related to Our Business, Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history. All our product candidates that we do not intend to out-license are in the discovery stage, pre-clinical, or clinical development stage. We must complete clinical studies and other development activity and receive regulatory approval of an NDA or BLA, before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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
•
secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;
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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates, and we expect to incur significant expense to complete our pre-clinical and clinical program for our drug candidates in the U.S. and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the U.S. or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net losses for the years ended December 31, 2023 and December 31, 2022 were approximately $44,603,000 and $42,347,000, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $436,684,000.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to pre-clinical development and the clinical trials for our drug candidates. As of December 31, 2023, we held cash, cash equivalents, and investments of approximately $20,906,000.

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as the sales agent to sell shares of our common stock through an “at-the-market offering.” From May 31, 2023 through the date of this filing, we have sold approximately $21,237,000 in aggregate gross proceeds of shares of our common stock under the Open Market Sale Agreement. On January 30, 2024, we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement related to the shares issuable pursuant to the Open Market Sale Agreement. We will not make any sales pursuant to the Open Market Sale Agreement unless and until a new prospectus supplement is filed.

On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative (the “Representative”) of the several underwriters (the “Underwriters”), relating to an underwritten public offering of 4,325,000 shares of our common stock, at a price to the public of $19.00 per share ("January 2024 Public Offering"). The Underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, the Representative gave notice of the Underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceed of approximately $94,500,000 and net proceeds of $88,500,000 after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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

On July 28, 2020, we entered into a Loan and Security Agreement (“the Loan and Security Agreement”) with our subsidiary, Corbus Pharmaceuticals, Inc., as borrower, us, as guarantor, and each lender party thereto (the “Lenders”), K2 HealthVentures LLC ("“K2HV"), an unrelated third party, as administrative agent for the Lenders, and Ankura Trust Company, LLC, an unrelated third party, as collateral agent for the Lenders, pursuant to which K2HV provided us with a term loan of $20,000,000 upon signing. The Loan and Security Agreement is secured by a lien of our personal property, excluding intellectual property, up to the outstanding balance of the term loan.

The Loan and Security Agreement contains customary representations, warranties, and covenants. including restrictive covenants by us and Borrower limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, transactions with affiliates and fundamental changes. We therefore may not be able to engage in any of the foregoing types of transactions unless we obtain the consent of K2 HealthVentures or prepay the outstanding amount under the Loan and Security Agreement. The Loan and Security Agreement also contains certain financial covenants, including requirements to maintain unrestricted cash in the amount of $10,000,000 or the amount of all principal loans outstanding if certain regulatory and developmental milestones do not occur.

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

CRB-701 is currently in a Phase 1 clinical trial being conducted by CSPC in China. The FDA cleared our IND for CRB-601 on January 9, 2024. We plan to commence clinical trials for both CRB-701 and CRB-601 in 2024. We are also completing pre-clinical testing for CRB-913 in the U.S. and we expect to file an IND in 2024. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval.

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

Drug testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the drug testing process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market any of our drug candidates as prescription pharmaceutical products in the U.S. until we receive approval of an NDA or BLA from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the U.S., the FDA generally requires the completion of pre-clinical and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA and even fewer are eventually approved for commercialization. We have never submitted an NDA or BLA to the FDA or any comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for our planned indications, or if adequate demand for our drug candidates is not generated, our business will be harmed.

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

•
pre-clinical testing may not yield results that justify progressing to clinical testing;
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
•
the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
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

In all cases, we must show that a drug candidate is both safe and effective before the FDA, or drug approval agencies of other countries where we intend to sell the product, will approve it for sale. Our research and testing programs must comply with drug approval requirements both in the U.S. and in other countries, since we are developing our drug candidates with the intention to, or could later decide to, commercialize them both in the U.S. and abroad. A product may fail for safety or effectiveness at any stage of the testing process. A major risk we face is the possibility that none of our products under development will come through the testing process to final approval for sale, with the result that we cannot derive any commercial revenue from them after investing significant amounts of capital in multiple stages of pre-clinical and clinical testing. In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for our drug candidates. For example, our trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics, including demographic factors and health status.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials.

Approval may be delayed or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of biologic products such as ours is complex and expensive. Our BLAs must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with FDA’s current cGMP requirements. The manufacturing process must consistently produce quality batches of the biologic, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our biologic may be delayed or denied.

Even if we receive regulatory approval for our drug candidates, we still may not be able to successfully commercialize any of our products, and the revenue that we generate from sales, if any, may be limited.

If approved for marketing, the commercial success of our drug candidates will depend upon their acceptance by the medical community, including physicians, patients and health-care payors. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

•
demonstration of clinical safety and efficacy;
•
relative convenience, pill burden and ease of administration;
•
the prevalence and severity of any adverse effects;
•
the willingness of physicians to prescribe our drug candidates and of the target patient population to try new therapies;
•
safety, tolerability and efficacy of our drug candidates compared to competing products;
•
safety of competing products may impact our drug candidates;
•
the introduction of any new products that may in the future become available to treat indications for which our drug candidates may be approved;
•
new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;
•
pricing and cost-effectiveness;
•
the inclusion or omission of our drug candidates in applicable treatment guidelines;
•
the effectiveness of our or any future collaborators’ sales and marketing strategies;
•
limitations or warnings contained in FDA-approved labeling;
•
our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health-care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health-care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

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

Even if we obtain U.S. regulatory approval of our drug candidates for an indication, the FDA may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our drug candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval, continued compliance with the CSA and ongoing review by the DEA. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the U.S. and similar legal requirements in other countries. In the U.S., the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

•
regulatory authorities may withdraw their approval of the product;
•
regulatory authorities may require a recall of the product or we or our potential partners may voluntarily recall a product;
•
regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or field alerts to physicians and pharmacies;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;
•
we may have limitations on how we promote the product;
•
we may be required to change the way the product is administered or modify the product in some other way; the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•
the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product
•
sales of the product may decrease significantly;
•
we could be sued and held liable for harm caused to patients; and
•
our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., under the Medicare Modernization Act, or MMA, Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs by approving and subsidizing prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

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

In addition, other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. In addition, various states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Our future growth depends, in part, on our ability to enter into and succeed in markets outside of the U.S., where we may choose to rely on third-party collaborations and will be subject to additional regulatory and commercial burdens, risks and other uncertainties.

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

•
our ability to enter into favorable licensing and contractual arrangements with our partners;
•
our ability to select partners who are capable of achieving success at the tasks they agree to perform;
•
obtaining timely and sufficient favorable approval terms for our drug candidates;
•
obtaining favorable pricing and reimbursement;
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

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health-care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health-care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

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

We currently rely on contract suppliers for the manufacturing of our drug candidates. We have limited experience contracting third parties to manufacture our drug candidates and we do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of all active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, and lot consistency. We have limited experience contracting with third parties to manufacture drug candidates and will need to be able to successfully scale up and produce batches of our drug candidates to commence clinical studies. We are dependent on our licensing partner, CSPC, to manufacture antibody drug conjugates and we do not have control over their chemistry, manufacturing, and control strategy for CRB-701 to ensure successful development and supply of drug to commence clinical studies or support commercial demand. Even if we obtain regulatory approval for our drug candidates, there is no assurance that our contract manufacturers or licensing partners will be able to manufacture the approved products to specifications acceptable to the FDA or other regulatory authorities, to produce them in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of approved products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGCP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
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
•
government or regulatory delays or “clinical holds” requiring suspension or termination of a trial; and
•
delays related to the impacts of pandemics, including slowdowns in enrollment or our ability to complete our clinical trials on our expected timeline.

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

We may seek orphan drug designation in the U.S. and in the European Union for our product candidates. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the U.S. under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for any of our drug candidates for any future indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication, or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Third-party coverage and reimbursement and health-care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our drug candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which our drug candidates are expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the U.S., government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our drug candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health-care costs in ways that are likely to impact our development of products including:

•
failing to approve or challenging the prices charged for health-care products;
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

Our collaboration partners are conducting and may intend to conduct additional clinical trials for certain of our drug candidates at sites outside the U.S., and the FDA may not accept data from trials conducted in such locations or may require additional U.S.-based trials.

Our collaboration partners are currently conducting and may intend in the future to conduct clinical trials outside the U.S., particularly in China where CSPC is conducting a Phase 1 trial. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted by qualified investigators in accordance with current good clinical practices, or GCPs, including review and approval by an independent ethics committee and receipt of informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trial conducted outside of the U.S. must be representative of the population for which we intend to seek approval in the U.S. In addition, while these clinical trials are subject to applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also comply with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from our clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our ability to develop and market these or other drug candidates in the U.S. In addition, there are risks inherent in conducting clinical trials in jurisdictions outside the U.S. including:

•
regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct clinical trials;
•
foreign exchange fluctuations;
•
manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
the risk that patient populations in such trials are not considered representative as compared to patient populations in the U.S. and other markets.

Risks Relating to Our Intellectual Property Rights

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our success will depend, in part, on maintaining and obtaining additional patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges, and successfully enforcing these patents against third-party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable in our pending applications or, the enforceability of our existing and future patents. Our pending patent applications may never be approved by U.S. or foreign patent offices and the existing patents and patent applications relating to our product candidates may be challenged, invalidated, or circumvented by third parties and may not protect us against competitors with similar products or technologies.

The degree of our current and future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical, or competitive to our product candidates, or important to our business. We cannot be certain that any patents or patent application owned by a third party will not have priority over patents and patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices.

We also rely on trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants, and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

If we fail to maintain or obtain additional patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us, or our business partners, will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

We have in-licensed a portion of our intellectual property, and if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to license agreements with Jenrin, The Regents, and Milky Way BioPharma, LLC (“Milky Way”) pursuant to which we licensed exclusive worldwide rights to develop, manufacture and market drug candidates. We may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, potential cannabinoid and monoclonal antibody developmental candidates. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected. We have determined to no longer pursue development of the assets under our license agreement with Milky Way, and on January 25, 2024, we sent a notice of termination without reason to Milky Way. Once the termination of the Milky Way license is effective, the assets subject to the license will no longer be company assets.

We are a party to a license agreement with CSPC pursuant to which we licensed the exclusive rights in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia to develop and market a drug candidate from CSPC. This agreement is important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, potential antibodies, monoclonal antibody, and antibody drug conjugate developmental candidates. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

A number of companies, including several major pharmaceutical companies, have conducted research in the same therapeutic areas as our company, which resulted in the filing of many patent applications in the same areas as our research. If we were to challenge the validity of these or any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued U.S. patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

If we were to challenge the validity of these or any issued U.S. patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability.

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

Although we are not aware of any asserted third-party claims challenging inventorship on our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with us or one of our predecessors in ownership have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we cannot fully control the enforcement of these policies by third parties with which we contract, nor can we be certain that assignment agreements between us and our employees, between us and our counterparties, or between our counterparties and their employees or between our predecessors of ownership and their employees and counterparties, will effectively protect our interests as to any party who conceives or develops intellectual property that we regard as our own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or we may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. As we approach potential commercialization of our product candidates, we are more closely analyzing all facts that we believe might be used to assert an inventorship claim against us. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of our intellectual property is made more difficult by the fact that certain of our intellectual property was developed by other companies for other indications before being acquired by us. Consequently, we cannot be sure that we have all the documentary records relevant to such an analysis.

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

As of December 31, 2023, we had 19 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Yuval Cohen, our Chief Executive Officer, Sean Moran, our Chief Financial Officer, and Dominic Smethurst, our Chief Medical Officer, would adversely impact our business prospects.

Our ability to compete in the highly competitive pharmaceuticals industry depends, in large part, upon our ability to attract highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in the price of our common stock that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with certain of our executive officers. However, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results, or financial condition. In particular, we believe that the loss of the services of Yuval Cohen, Ph.D., our Chief Executive Officer, Sean Moran, C.P.A., M.B.A., our Chief Financial Officer, and Dominic Smethurst, MA MRCP, our Chief Medical Officer, would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors, and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

Under the EU regulation and notably the General Data Protection Regulation, or GDPR, No. 2016/679, which entered into force on May 25, 2018 and is applicable personal data that we process in relation to our presence in the EU, the offering of products or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, we have also a legal responsibility to report personal data breaches to the competent supervisory authority. The EU data protection regulation includes a broad definition and a short deadline for the notification of personal data breaches, which may be difficult to implement in practice and requires that we implement robust internal processes. Under this regulation, we must report personal data breaches to the competent supervisory authority within 72 hours of the time we become aware of a breach "unless the personal data breach is unlikely to result in a risk to the right and freedoms of natural persons" (Article 33 of the GDPR). In addition, the GDPR requires that we communicate the breach to the Data Subject if the breach is "likely to result in a high risk to the rights and freedoms of natural persons" (Article 34 of the GDPR). In order to fulfill these requirements, we have to implement specific internal processes to be followed in case of a personal data breach, which will allow us to (a) contain and recover the breach, (b) assess the risk to the data subjects, (c) notify, and possibly communicate the breach to the data subjects, (d) investigate and respond to the breach. The performance of these processes implies substantial costs in resources and time.

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

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given our current third-party license agreement with CSPC, which is headquartered in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

•
instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;
•
expanded jurisdiction of the Committee for Foreign Investment in the U.S. (CFIUS); and
•
intergovernmental conflicts or actions, such as armed conflict, trade wars, retaliatory tariffs, and acts of terrorism or war.

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

Global conditions, dislocations in the financial markets, any negative financial impacts affecting U.S. as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of The Nasdaq Stock Market LLC ("Nasdaq") to maintain the listing of our common stock on The Nasdaq Capital Market.

On November 10, 2023, we received a notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) because our reported stockholders’ equity of $311,016 in our Quarterly Report on Form 10-Q for the period ended September 30, 2023 was below the required minimum of $2.5 million, and because, as of November 9, 2023 we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

We submitted a plan of compliance to Nasdaq on December 26, 2023. On January 8, 2024, the Staff notified us that that it granted an extension until May 8, 2024 to regain compliance, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to the Staff, including a plan to raise additional capital.

On February 8, 2024, we received a notice from the Staff that we had regained compliance with the alternative continued listing standard because our market value of listed securities was $35 million or greater (the “Minimum Market Value Requirement”) for at least 10 consecutive business days and that the matter was closed.

There can be no assurance that we will continue to maintain compliance with the Minimum Stockholders' Equity Rule, the Minimum Market Value Requirement, or other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

The market price of our common stock may be significantly volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
changes in financial or operational estimates or projections;
•
conditions in markets generally;
•
changes in the economic performance or market valuations of companies similar to ours; and
•
general economic or political conditions in the U.S. or elsewhere.

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

As of December 31, 2023, we had outstanding options to purchase an aggregate of 708,762 shares of our common stock at a weighted average exercise price of $63.96 per share, 17,911 shares of common stock issuable upon the vesting of restricted stock units, and warrants to purchase an aggregate of 50,207 shares of our common stock at a weighted average exercise price of $283.81 per share. The exercise of such outstanding options and warrants and vesting of restricted stock units will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.

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

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. In May 2023, in connection with the preparation of our interim financial statements for the period ended March 31, 2023, we determined that our disclosure controls and procedures were not effective due to a material weakness. The material weakness related to our failure to maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the material weakness has been remediated and our disclosure controls and procedures as of December 31, 2023 are effective.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses for tax years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused net operating losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, as a result of our merger in April 2014 with Corbus Pharmaceuticals, Inc., our wholly-owned subsidiary, our ability to utilize our federal net operating loss, carryforwards and federal tax credit prior to that date may be limited under Sections 382 of the Internal Revenue Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, the Tax Act made significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); and, subject to certain changes in tax law made by the CARES Act as discussed above, limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks generated in tax years ending after December 31, 2017; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation. In addition, the CARES Act included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology and cybersecurity functions. By fully outsourcing our IT environment and placing it within expert third-party software-as-a-service, human resource, and clinical providers our primary means of avoiding cyber risk is not having sensitive data within our enterprise. All third parties are managed by our team, and we review our vendors to ensure that they have risk management procedures in place, including physical, procedural, and technical safeguards (such as: response plans, regular tests on the systems, third-party auditing, incident simulations and routine review of appropriate policies and procedures to identify risks and refine security practices). Our Director of IT Operations and Security is responsible for vendor management regarding our vendor risk experience and reports directly to our Chief Financial Officer. We track security risk as a company and review it annually at the senior management level.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. As needed, the Audit Committee of our Board of Directors provides oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

To deter and detect cyber threats, we annually provide our employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, such as social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting security incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. PROPERTIES

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consists of 63,256 square feet of leased office space at December 31, 2023. The lease term for this office space ends on November 30, 2026. Effective August 26, 2021, we entered into a sublease agreement with a third party to sublease 12,112 square feet of the first floor. The sublease term is scheduled to end on October 31, 2026, however, we are in the process of terminating the sublease.

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

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends, if any, on the common stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Record Holders

As of March 8, 2024 there are approximately 87 record holders of shares of our common stock.

Item 6. [RESERVED]

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

Overview

We are a precision oncology company with a diversified portfolio and are committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted CB1 receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, we obtained a license from CSPC to develop and commercialize the drug in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia. The IND application for CRB-701 was cleared by the U.S. FDA in 2022, and the drug is currently being investigated by CSPC in a Phase 1 dose-escalation clinical trial in patients with advanced solid tumors in China. On January 26, 2024, we presented data from the Phase 1 dose-escalation trial in China for the first eighteen patients reflective of the first six dose cohorts. The data was presented at ASCO-GU. The emerging clinical data shows that CRB-701 was well-tolerated and demonstrated an ORR of 43% and a DCR of 71% in the seven patients who received doses predicted to be therapeutically relevant. We are on schedule to bridge data from this Phase 1 clinical trial in China to commence a Phase 1 clinical trial in the U.S. during the first quarter of 2024.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. The data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. On January 9, 2024, we announced that the FDA cleared the IND for CRB-601 and we expect to enroll the first patient in a Phase 1 study in the summer of 2024.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. In a DIO mouse model, CRB-913 demonstrates a reduction in body weight, body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and improvements in liver histology. These outcomes were further improved when CRB-913 was used in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide). We are currently conducting IND enabling studies and we expect to file an IND in the fourth quarter of 2024.

Financial Operations Overview

We are a precision oncology company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at December 31, 2023, we had an accumulated deficit of approximately $436,684,000. Our net losses for the years ended December 31, 2023 and December 31, 2022 were approximately $44,603,000 and $42,347,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to decline in 2024 as compared to 2023 as the upfront license payment to purchase CRB-701 in 2023 of $7,500,000 will not recur and we incurred significant expenses in 2023 to manufacture CRB-601 for clinical studies. We will continue to incur significant operating losses as we move into the clinical phase and, accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

•
conduct pre-clinical and clinical trials for our product candidates;
•
continue our research and development efforts; and
•
manufacture and purchase drugs for clinical studies.

Recent Developments

Open Market Sale Agreement

On May 31, 2023, we entered into the Open Market Sale Agreement with Jefferies pursuant to which Jefferies is serving as the sales agent to sell shares of our common stock through an “at-the-market offering.” Since May 31, 2023, we have sold shares of our common stock under the Open Market Sale Agreement to raise aggregate gross proceeds of approximately $114,000 through December 31, 2023 and approximately $21,237,000 through this filing.

On January 30, 2024, we delivered written notice to Jefferies suspending and terminating the prospectus supplement dated January 29, 2024 (the “ATM Prospectus Supplement”), related to our common stock issuable pursuant to the Open Market Sale Agreement, pursuant to the terms of the Open Market Sale Agreement. We will not make any sales of our securities pursuant to the Open Market Sale Agreement, unless and until a new shelf registration statement and prospectus supplement are filed. Other than the termination of the ATM Prospectus Supplement, the Open Market Sale Agreement remains in full force and effect.

Public Offering

On January 31, 2024, we entered into an underwriting agreement with Jefferies, as Representative of the Underwriters, relating to an underwritten public offering of 4,325,000 shares of our common stock at a price to the public of $19.00 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, the Representative gave notice of the Underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceed of approximately $94,500,000 and net proceeds of $88,500,000 after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to accrued research and development expense, stock-based compensation expense, and operating lease right-of-use assets and liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 3 “Significant Accounting Policies” to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies.

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
•
fees paid to CROs and research institutions in connection with conducting clinical studies; and
•
professional service fees for consulting and related services.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, members of our Board of Directors and consultants. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We estimate volatility by analyzing the volatility of the trading price of our common stock. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted to employees under our stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). The expected term of options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is based on the average of the 6.25 years. For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. We estimate the forfeiture rate at the time of grant and revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our stock-based compensation.

The following assumptions were used to estimate the fair value of employee stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
Risk free interest rate	3.82%	1.99%
Expected dividend yield	0%	0%
Expected term in years (employee options)	6.25	6.25
Expected volatility	101.47%	98.08%
Estimated forfeiture rate	15.63%	12.43%

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

We have subleased a portion of our leased facility under an agreement considered to be an operating lease according to U.S. GAAP. We have not been legally released from our primary obligations under the original lease and therefore it continues to account for the original lease as it did before commencement of the sublease. We will record both fixed and variable payments received from the sublessee in our statement of operations on a straight-line basis as an offset to rent expense.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 3 “Significant Accounting Policies” to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Year Ended 2023 to 2022

Revenue from Awards. No revenue from awards was recognized for the years ended December 31, 2023 and 2022 in accordance with U.S. GAAP. No revenue from licenses was recognized for the years ended December 31, 2023 and 2022.

No revenue from awards or licenses are expected in 2024.

Research and Development. Research and development expenses for the year ended December 31, 2023 totaled approximately $31,168,000, an increase of $15,031,000 over the $16,137,000 recorded for the year ended December 31, 2022. The increase in fiscal 2023 as compared to fiscal 2022 was primarily attributable to an increase in licensing costs of $7,500,000 associated with the CSPC License Agreement and $2,325,000 associated with the achievement of two development milestones under the UCSF License Agreement, as well as increases of $4,317,000 in manufacturing costs associated with the production and testing of CRB-601, $3,041,000 in pre-clinical and clinical costs to advance our pipeline to prepare for the start of clinical trials, and $1,309,000 in consulting and temporary employee costs to support various areas of regulatory, quality, manufacturing, and clinical operations. These increases are offset by a decrease in toxicology costs of $2,738,000 as a result of IND-enabling studies completed in the prior year for inclusion in the CRB-601 IND filing and a decrease in compensation costs of $1,328,000 as a result of reduced headcount.

Research and development expenses are expected to decrease in 2024 as upfront payments associated with licensing CRB-701 are not expected to recur and we incurred significant expenses in 2023 to manufacture CRB-601 for clinical studies.

During 2018, we formed subsidiaries in the United Kingdom and Australia and approximately 36% and 43% of research and development expenses recorded for the years ended December 31, 2023 and December 31, 2022 respectively were recorded in these entities.

General and Administrative. General and Administrative expenses for the year ended December 31, 2023 totaled approximately $13,910,000, a decrease of $4,789,000 from the $18,699,000 recorded for the year ended December 31, 2022. The decrease in fiscal 2023 as compared to fiscal 2022 was primarily attributable to decreases in stock-based compensation costs of $2,050,000 as stock options are being granted at lower current fair values as compared to earlier grants that are now fully vested, legal costs of $1,492,000 related to the litigation with Venn Therapeutics, LLC, $773,000 in reduced premiums associated with insurance policies, and $640,000 in consulting costs for various consultants who supported finance, business development, and information technology.

Litigation Settlement. There was no litigation settlement for the year ended December 31, 2023. Litigation Settlement expense for the year ended December 31, 2022 totaled $5,000,000 as a result of the settlement with Venn Therapeutics, LLC.

Other Income (Expense), Net. Other income (expense), net for 2023 was income of approximately $474,000 as compared to expense of approximately $2,511,000 recorded for 2022. The increase of $2,985,000 in 2023 as compared to 2022 was primarily attributable to receipt of refundable research and development credits from a foreign tax authority of approximately $2,632,000 related to the prior year that were not realized until 2023.

In addition to refundable research and development tax credits that were earned on certain research and development expenses incurred primarily outside of the U.S., other income (expense), net consists of interest income we earn on interest-bearing accounts, realized investment gains and losses, interest expense incurred on our outstanding debt, changes in derivative liabilities, and realized and unrealized foreign currency exchange gains and losses.

We expect other income (expense), net to increase in 2024 due to the receipt of the current year refundable research and development credits along with the application and receipt of next year's refundable research and development credits.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At December 31, 2023, our accumulated deficit since inception was approximately $436,684,000.

At December 31, 2023, we had total current assets of approximately $23,546,000 and current liabilities of approximately $31,894,000 resulting in negative working capital of approximately $8,348,000. Of our total cash, cash equivalents, investments, and restricted cash of $21,576,000 at December 31, 2023, $17,804,000 was held within the U.S.

Net cash used in operating activities for the year ended December 31, 2023 was approximately $36,100,000 which includes a net loss of approximately $44,603,000, adjusted for non-cash expenses of approximately $4,409,000, principally related to stock-based compensation expense of $3,470,000, amortization of debt discount of $824,000, depreciation and amortization expense of $641,000, and net amortization on discount of investments of $506,000, and approximately $4,094,000 of cash used by net working capital items, principally related to the increases in accrued expenses of $5,031,000 and accounts payable of $1,028,000 and a decrease in operating lease right-of-use asset amortization of $821,000 offset by an increase in prepaid expenses of $1,470,000 and a decrease in operating lease liabilities of $1,281,000.

Cash provided by investing activities for the year ended December 31, 2023 totaled approximately $35,642,000, which was largely due to the proceeds from sales and maturities of investments, net of purchases.

Cash used in financing activities for the year ended December 31, 2023 totaled approximately $2,821,000, which related to the repayment of long-term borrowings of $2,821,000 in connection with our Loan and Security Agreement with K2HV.

We expect our cash, cash equivalents, and investments of approximately $20,906,000 at December 31, 2023 together with net proceeds raised from the sale of our common stock under the Open Market Sales Agreement and the January 2024 Public Offering of approximately $109,000,000 after deducting commissions and other offering expenses payable by us will be sufficient to meet our operating and capital requirements to support our operations through the first quarter of 2027, based on current planned expenditures.

We will need to raise significant additional capital to continue to fund operations, including pre-clinical and clinical costs for our product candidates. If we are unable to raise sufficient capital in the future, we may be required to undertake cost-cutting measures, including delaying or discontinuing certain clinical activities. We may seek to sell common stock, preferred stock, or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2023 consist of our amended lease agreement (“February 2019 Lease Agreement”) for an aggregate total of 62,756 square feet of leased office space (“Total Premises”) through November 30, 2026. Total rent expense for the year ended December 31, 2023 was $1,700,005 and we do not expect any significant changes in future periods. In addition, we entered into a sublease agreement with a third party to sublease 12,112 square feet of our leased space. The sublease commenced on October 1, 2021 and was contracted to end October 31, 2026. Rent expense for the year ended December 31, 2023 was offset by $226,153 of sublease income. We are in the process of terminating the sublease agreement and do not expect any additional sublease income beyond the first quarter of 2024.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2023, other than our leases, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

The Jenrin License Agreement terminates on a country-by-country and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of seven years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Jenrin License Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Jenrin License Agreement by either party, termination by Jenrin in specified circumstances, termination by us with advance notice and termination upon a party’s insolvency or bankruptcy.

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

The Milky Way License Agreement will remain in effect on a Licensed Product-by-License Product and country-by-country basis, until the expiration of the Royalty Term of the Licensed Product in the country. The "Royalty Term" means the period beginning from the First Commercial Sale of the Licensed Product in the country until the expiration of the last-to-expire Valid Claim in any Licensor Patent in the country that covers the composition of matter of the Licensed Product, the manufacture of the Licensed Product in the country, or a method of use of the Licensed Product for an indication for which Regulatory Approval has been obtained in the country. The Milky Way License Agreement may be terminated earlier in specified situations, including termination for material breach or termination by us with advance notice. A notice of termination without reason was executed by us and sent to Milky Way BioPharma, LLC on January 25, 2024.

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

The UCSF License Agreement will remain in effect until the expiration or abandonment of the last of the Patent Rights licensed. The Royalty Term is the duration of Patent Rights in that country covering the applicable Licensed Product or Licensed Services Sold in the country. The UCSF License Agreement may be terminated earlier in specified situations, including termination for material breach, termination by us with advance notice and termination upon a party's bankruptcy.

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

The CSPC License Agreement will remain in effect on a Licensed Product and on a country-by-country basis, until the expiration of the Royalty Term of the Licensed Product in the country. The Royalty Term is the period beginning from the First Commercial Sale of the Licensed Product in the country until the later of the expiration of the last-to-expire Valid Claim in any Licensor Patent in the country that Covers the Licensed product, 10 years after the date of the First Commercial Sale in the country, or expiration of the Regulatory Exclusivity for the Licensed Product in the country. The CSPC License Agreement may be terminated earlier in specified situations, including termination for material breach, termination by us with advance notice and termination upon a party's bankruptcy.

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

Foreign Exchange Risk

The majority of our operations are based in the U.S. and, accordingly our transactions are denominated in U.S. Dollars. However, we have foreign currency exposures related to our cash valued in the United Kingdom in British Pounds and Euros and our cash valued in Australia in Australian Dollars because our functional currency is the U.S. Dollar in our foreign-based subsidiaries. Our foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations and comprehensive income.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-28 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 are effective and the previously disclosed material weakness has been remediated as described below.

Remediation of Prior Material Weakness

In May 2023, in connection with the preparation of our interim financial statements for the period ended March 31, 2023, we determined that our disclosure controls and procedures were not effective due to a material weakness. The material weakness related to our failure to maintain an effective control environment over the internal control activities to ensure the processing of and reporting of accruals associated with upfront payments and issue fees in licensing agreements were complete, accurate and timely.

As of December 31, 2023, management implemented measures that it believes remediated the identified material weakness. Specifically, controls over the preparation of financial statements have been enhanced, including designing, documenting, and implementing additional reconciliations, analysis and review procedures over accruals associated with upfront payments and issue fees in licensing agreements. Based upon the testing and evaluation of the design and operating effectiveness of the new controls, our Chief Executive Officer and our Chief Financial Officer concluded that the material weakness relating to accruals associated with upfront payments and issue fees in licensing agreements was remediated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting. We are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

We have undertaken remediation actions, as discussed above, to address the material weakness in our internal controls over financial reporting. These remediation actions continued through the year ended December 31, 2023, but have not materially affected our internal control over financial reporting. Except as noted above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and their ages as of the date of this filing are set forth below. Each director is elected annually to serve until the next annual meeting of shareholders, or until his or her successor is duly elected.

Name	Age	Position(s)	Served as an Officer or Director Since
Yuval Cohen, Ph.D.	48	Chief Executive Officer and Director	2014
Alan Holmer	74	Director (Chairman of the Board)	2014
Avery W. Catlin	75	Director	2014
Rachelle Jacques	52	Director	2019
John Jenkins	66	Director	2018
Peter Salzmann	56	Director	2020
Anne Altmeyer	59	Director	2022
Yong Ben	50	Director	2023

There are no family relationships between any of our directors or executive officers.

The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of our Company are as follows:

Yuval Cohen, Ph.D., Chief Executive Officer and Director

Dr. Cohen has served as our Chief Executive Officer and as a director since April 11, 2014. Prior to joining Corbus Pharmaceuticals, Inc., he was the President and co-founder of Celsus Therapeutics PLC (“Celsus”) Dr. Cohen holds a BSc (Hons) in microbiology and biochemistry from University of Cape Town, South Africa, and has a Ph.D., summa cum laude, from the Curie Institute of Cancer Research in Paris and the University of Paris V. Dr. Cohen was selected as a director because of his business and leadership experience in the biopharmaceutical sector, as well as a result of having served as a director since our inception.

Alan Holmer, Chairman of the Board

Mr. Holmer has served as a director of Corbus Pharmaceuticals, Inc. since January 2014 and chairman of our board since April 11, 2014. From 1996 to 2005 he served as President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America (PhRMA), an organization that represents the worldwide interests of leading pharmaceutical and biotechnology companies, based in Washington, D.C. From 2005 to 2007 and again from February 2009 until its acquisition by Merck in May 2011, Mr. Holmer served as a Director of Inspire Pharmaceuticals, Inc., and at various times as member of its Corporate Governance Committee, Audit Committee, and Drug Development Committee. In addition to his pharmaceutical industry experience, Mr. Holmer has significant expertise in handling legal, international trade and governmental issues, having held various positions within the office of the U.S. Trade Representative, the Commerce Department and the White House, including serving as Deputy U.S. Trade Representative with rank of Ambassador. Mr. Holmer served as Special Envoy for China and the Strategic Economic Dialogue, a position to which he was appointed by Secretary of the Treasury, Henry M. Paulson, Jr. from 2007 to 2009. Mr. Holmer also served as a partner at the international law firm, Sidley & Austin (now Sidley Austin LLP), and as an associate at Steptoe & Johnson LLP. From 2012 to 2016, Mr. Holmer served as Special Counsel in the Washington, D.C. office of Smith, Currie & Hancock LLP. Mr. Holmer has been involved in many community service organizations, including as the former Chairman of the Board of the Metropolitan Washington, D.C., Chapter of the Cystic Fibrosis Foundation (2009 to 2018). He also served as Co-Chairman of the President’s Advisory Council on HIV/AIDS. Mr. Holmer received an A.B. degree from Princeton University and a J.D. from Georgetown University Law Center. Mr. Holmer was selected as a director because of his background in the pharmaceutical and biotechnology industry and his experience in governance matters.

Avery W. (Chip) Catlin, Director

Mr. Catlin has served as a director since August 2014, and also served on the Board of Directors of Provention Bio, Inc. from September 2018 to April 2023. From January 2000 to June 2017, Mr. Catlin served as Senior Vice President, Chief Financial Officer, and Secretary of Celldex Therapeutics, Inc. (Nasdaq: CLDX), a public biopharmaceutical company. Prior to joining Celldex Therapeutics, Inc. in January 2000, he served as Vice President, Operations and Finance, and Chief Financial Officer of Endogen, Inc., a public life science research products company, from 1996 to 1999. From 1992 to 1996, he held various financial positions at Repligen Corporation (Nasdaq: RGEN), a public biopharmaceutical company, serving the last two years as Chief Financial Officer. Earlier in his career, he held the position of Chief Financial Officer at MediSense, Inc., a Massachusetts-based medical device company. Mr. Catlin received his B.A. degree from the University of Virginia and M.B.A. from Babson College and is a Certified Public Accountant. Mr. Catlin was selected as a director due to his leadership experience at other public companies, and his financial and accounting experience and his expertise in governance matters.

Rachelle S. Jacques, Director

Ms. Jacques has served as a director since April 2019. Ms. Jacques is the President and Chief Executive Officer of Akari Therapeutics, Plc (Nasdaq: AKTX) (“Akari”), a late-stage biopharmaceutical company focused on innovative therapeutics to treat orphan autoimmune and inflammatory diseases where complement (C5) and/or leukotriene systems (LBT4) are implicated, and also serves on their Board of Directors. Previously, Ms. Jacques served as the Chief Executive Officer of Enzyvant Therapeutics, Inc., a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (TSE: 4506), focused on developing therapies for patients with rare diseases, from February 2019 to March 2022. Beginning in 2017, she served as the Senior Vice President and Global Complement Franchise Head at Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN), where she was responsible for commercialization strategy and execution. From 2016 to 2017, Ms. Jacques was Vice President of U.S. Hematology Marketing at Shire plc, which acquired Baxalta Inc. (“Baxalta”) in 2016. Prior to this role, from 2015 to 2016, Ms. Jacques served as Vice President of Business Operations at Baxalta after its spinoff from Baxter International Inc. (NYSE: BAX) in 2015. From 2013 to 2015, Ms. Jacques served in leadership positions, including Vice President of Finance, US BioScience Business, at Baxter. Prior to joining Baxter, Ms. Jacques served in various roles of increasing responsibility at Dow Corning Corporation, including U.S. and international operational management roles, from 1995 to 2013. Ms. Jacques currently serves as a member of the Board of Directors of uniQure N.V. (Nasdaq: QURE) since 2021. Previously, she served as a member of the Board of Directors of Viela Bio, Inc. (Nasdaq: VIE) from April 2020 to March 2021. Ms. Jacques received her B.A. degree in business administration from Alma College and is currently a member of the school's Board of Trustees. Ms. Jacques was selected as a director due to her multinational business leadership and commercialization experience, particularly in the biotechnology industry.

John K. Jenkins, MD, Director

Dr. Jenkins has served as a director since June 2018. Dr. Jenkins is currently Managing Member of John K. Jenkins Advisors, LLC, an FDA-focused strategic regulatory advisory firm located in Washington, DC. Previously he served as Principal, Drug and Biological Products at Greenleaf Health from 2017 to 2023. In that role, he advised companies developing new drugs and seeking FDA approval. Dr. Jenkins also worked in various positions of increasing responsibility at the FDA from May 1992 until his retirement in January 2017. During his tenure at the FDA, Dr. Jenkins served as Director of the Division of Pulmonary Drug Products from 1995 to 1999, Director of the Office of Drug Evaluation II from 1999 to 2002, and Director of the Office of New Drugs from 2002 to 2017. In his role as Director of the Office of New Drugs, Dr. Jenkins was responsible for oversight of all new drug reviewing divisions for small molecule drugs, therapeutic biologic proteins, and biosimilars. Dr. Jenkins was also a member of the Center for Drug Evaluation and Research Senior Leadership Team and represented the FDA during Congressional testimony on a variety of issues and during negotiations related to the renewal of the Prescription Drug User Fee Act. Prior to joining the FDA, Dr. Jenkins served as an Assistant Professor of Pulmonary and Critical Care Medicine at VCU/MCV, and as a Staff Physician at the Hunter Holmes McGuire VA Medical Center in Richmond, Virginia. Dr. Jenkins is board certified in internal medicine and pulmonary diseases by the American Board of Internal Medicine. He received his medical degree from the University of Tennessee, Memphis and completed his post-graduate medical training in internal medicine, pulmonary diseases, and critical care medicine at Virginia Commonwealth University/Medical College of Virginia in Richmond. Dr. Jenkins was selected as a director due to his medical knowledge and strategic regulatory expertise.

Peter Salzmann, MD, Director

Dr. Salzmann has served as a director since March 6, 2020. Dr. Salzmann has served as the Chief Executive Officer of Immunovant, Inc. (NASDAQ: IMVT), a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases, since June 2019, and as a member of its Board of Directors since December 2019. Previously, from November 2018 to June 2019, he served as Global Brand Development Leader in Immunology at Eli Lilly and Company (NYSE: LLY), where he designed and executed a comprehensive indication development strategy and oversaw Phase 2 and 3 clinical trial execution. From March 2013 to October 2018, Dr. Salzmann was Head of U.S. Immunology at Eli Lilly, and Managing Director of Lilly Alps from January 2011 to April 2013. From January 2008 to December 2010, Dr. Salzmann was the Head of Marketing for Eli Lilly China. Dr. Salzmann earned a B.A. in Chemistry from Northwestern University, an M.D. from University of Chicago’s Pritzker School of Medicine, and an M.B.A. from Stanford University’s Graduate School of Business. Dr. Salzmann was selected as a director because of his extensive prior experience in the biopharmaceutical industry and his leadership experience at other public companies.

Anne Altmeyer, Ph.D., Director

Dr. Altmeyer has served as a director since September 20, 2022. Dr. Altmeyer is the President, Chief Executive Officer and member of the Board of Directors of TigaTx, Inc. since June 2021. TigaTx is a biotech company developing engineered IgA monoclonal antibodies for the treatment of cancer patients. Before joining TigaTx, Dr. Altmeyer was the Chief Business Officer at Sigilon Therapeutics, Inc., a biotech company that was developing Shielded Living Therapeutics for patients with chronic diseases (acquired by Eli Lilly). Prior to Sigilon, Dr. Altmeyer was Chief Business Officer at Adicet Bio, Inc. (Nasdaq: ACET), a biotech developing allogenic, engineered gamma delta T cells for the treatment of cancer and other diseases. Before joining Adicet Bio, Dr. Altmeyer was Vice President for Business Development & Licensing at Baxalta (acquired by Shire Plc) where she focused on global transactions for Baxalta’s businesses. Prior to Baxalta, Dr. Altmeyer worked for Novartis Pharmaceuticals for over a decade from 2004 to 2015 in positions of increasing responsibilities within Business Development and Project Leadership. She also oversaw the Companion Diagnostics Business Development group and managed several alliances. As a project leader at Novartis, Dr. Altmeyer led multidisciplinary project teams through the generation and implementation of strategies for compounds in research, development and on the market. Prior to Novartis, Anne worked as a project manager at Merck & Co., Inc. (NYSE: MRK), supporting various therapeutic areas. Dr. Altmeyer received a Ph.D. in molecular immunology from Strasbourg University, France, performed a postdoctoral fellowship at the New York University School of Medicine, and was a research associate at Cornell University Medical College. Dr. Altmeyer has also received an M.B.A. from Rutgers University and an M.P.H. from the University of Medicine and Dentistry of New Jersey. Dr. Altmeyer was selected as a director because of her business leadership experience and extensive prior experience in the biopharmaceutical industry.

Yong Ben, MD, Director

Dr. Ben has served as a director since March 1, 2023. Dr. Ben has over 20 years of clinical development expertise including strategic planning, oncology clinical trial design and execution and successful BLA/NDA submissions. Dr. Ben is currently Venture Partner at Eight Roads Venture (formerly known as Fidelity Ventures) since August 2022. Prior to that, Dr. Ben served as Chief Medical Officer for BeiGene, Ltd. (NASDAQ: BGNE), a global biotechnology company specializing in drugs for cancer treatment, from February 2019 to February 2022, and served as a clinical advisor with the company until July 2022. Prior to BeiGene, Dr. Ben served as Chief Medical Officer for BioAtla, Inc. (NASDAQ: BCAB), an immunotherapy company, from May 2017 to February 2019. Prior to BioAtla, Dr. Ben was the Global Clinical Leader, Immuno-Oncology Clinical Development, for AstraZeneca PLC (NASDAQ: AZN) from August 2014 to May 2017. Dr. Ben received his medical degree from Norman Bethune College of Medicine and was a surgical oncologist at Peking Union Medical College Hospital with a post-doctoral fellowship at California Pacific Medical Center. Dr. Ben also received an M.B.A. from the University of California, San Diego. Dr. Ben was selected as a director due to his medical knowledge and extensive business leadership experience in the biopharmaceutical industry.

Executive Officers

Our executive officers and their ages as of the date of this filing are set forth below. Our executive officers are elected by, and serve at the discretion of, our Board.

Name	Age	Position(s)	Serving in Position Since
Yuval Cohen, Ph.D.	48	Chief Executive Officer, Director	2014
Sean Moran	66	Chief Financial Officer	2014
Rachael Brake, Ph.D.	52	Chief Scientific Officer	2021

(1)	Dr. Brake served as our Chief Scientific Officer through February 19, 2024.

The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Yuval Cohen, Ph.D., Chief Executive Officer and Director

See description the above section entitled “Directors.”

Sean Moran, CPA, MBA, Chief Financial Officer

Mr. Moran has served as our Chief Financial Officer since April 11, 2014. Mr. Moran joined Corbus Pharmaceuticals, Inc. (formerly JB Therapeutics), our wholly-owned subsidiary, as its Chief Financial Officer in January 2014. Mr. Moran has over twenty-five years of senior financial experience with emerging biotechnology, drug delivery and medical device companies. Mr. Moran has worked at three different companies that completed initial public offerings and maintained a listing on a public exchange. Before joining our company, Mr. Moran served as Director of Finance and then as Chief Financial Officer for InVivo Therapeutics Corporation from 2010 to 2013 and served as Chief Financial Officer of Celsion Corporation from 2008 to 2010, Transport Pharmaceuticals Inc. from 2006 to 2008, Echo Therapeutics Inc. from 2002 to 2006, SatCon Technology Corporation from 2000 to 2002, and Anika Therapeutics Inc. from 1993 to 2000. Mr. Moran is a CPA by training and earned his M.B.A. and a B.S. in Accounting from Babson College.

Rachael Brake, Ph.D., Chief Scientific Officer

Dr. Brake served as our Chief Scientific Officer from December 2021 to February 2024. Previously, Dr. Brake served at Takeda Pharmaceuticals (NYSE: TAK) from 2014 to 2021 where she held multiple leadership roles in research and development, including Vice President, Global Project Leader in Oncology and most recently, Head, U.S. Medical Affairs in the Oncology Business Unit. In this position, Dr. Brake managed a portfolio of programs and cross-functional teams responsible for the preclinical and clinical exploration of various solid tumor drug candidates spanning diverse mechanisms of action. Dr. Brake developed a medical strategy for Takeda Oncology’s portfolio and emerging immune-focused pipeline. She is experienced in early- and late-stage clinical development, regulatory approvals, program externalizations and commercialization efforts. Prior to her tenure at Takeda, Dr. Brake held leadership roles in research at Amgen Inc. (Nasdaq: AMGN) from 2004 to 2012 and Millennium Pharmaceuticals, Inc. from 2012 to 2014. Dr. Brake obtained her Ph.D. in Molecular Biology and Biochemistry from the University of Western Australia Perth.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A copy of the code is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in a Current Report on Form 8-K.

Anti-Hedging Policy

Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee named above are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board.

Audit Committee. Our Audit Committee currently consists of Ms. Jacques, Dr. Jenkins and Mr. Catlin. Mr. Catlin is the Chair of the Audit Committee. Our Audit Committee met 5 times in 2023. Our Board has determined that the directors currently serving on our Audit Committee are independent within the meaning of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Mr. Catlin qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules.

The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to our Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. Our Board has adopted a written charter for the Audit Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Compensation Committee. Our Compensation Committee currently consists of Mr. Catlin, Dr. Altmeyer, and Dr. Jenkins. Dr. Jenkins is the Chair of the Compensation Committee. Our Compensation Committee met 7 times in 2023. Our Board has determined that the directors currently serving on our Compensation Committee are independent under the Nasdaq Listing Rules, are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee provides advice and makes recommendations to our Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other officers and makes recommendations in that regard to our Board as a whole.

In discharging its responsibilities, the Compensation Committee works with our Chief Executive Officer, who assists the Compensation Committee by providing information on corporate and individual performance, perspectives on performance issues and recommendations on compensation matters.

Typically, our Chief Executive Officer will make recommendations to the Compensation Committee regarding compensation matters, including adjustments to annual cash compensation, long-term incentive compensation opportunities for our executive officers, including our other Named Executive Officers. At the beginning of each year, our Chief Executive Officer reviews the performance of our executive officers based on such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation as described above. The Compensation Committee reviews and discusses these recommendations and proposals with our Chief Executive Officer.

Our Chief Executive Officer attends meetings of the Compensation Committee at which executive compensation matters are addressed, but does not participate in the Compensation Committee’s deliberations involving his own compensation.

The Compensation Committee has directly engaged independent compensation consultant, OneDigital, to provide advice and recommendations on the structure, amount and form of executive and director compensation and the competitiveness thereof. At the request of the Compensation Committee, the compensation consultants provided, among other things, comparative data from selected peer companies. The compensation consultants report directly to the Compensation Committee. The Compensation Committee’s decision to hire the compensation consultants was not made or recommended by Company management. The compensation consultant has not performed any work for the Company in 2023 except with respect to the work that it has done directly for the Compensation Committee.

Our Board has adopted a written charter for the Compensation Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Dr. Salzmann, Dr. Ben, and Ms. Jacques. Ms. Jacques is the Chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met 3 times in 2023. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq Listing Rules. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2023, all reports required to be filed under Section 16(a) during 2023 were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2023 were Yuval Cohen, Ph.D., Director and Chief Executive Officer; Sean Moran, CPA, Chief Financial Officer and Rachael Brake, Ph.D. former Chief Scientific Officer.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2023 and December 31, 2022 for services rendered in all capacities to us for the year ended December 31, 2023 and December 31, 2022. These individuals are our named executive officers for 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Yuval Cohen	2023	$598,850	$283,855	$—	$229,842	$—	$25,075	$1,137,622
Chief Executive Officer	2022	$598,071	$277,728	$—	$552,172	$—	$14,870	$1,442,841

Sean Moran	2023	$444,971	$135,403	$—	$107,975	$—	$28,907	$717,256
Chief Financial Officer	2022	$427,933	$132,480	$—	$199,563	$—	$18,640	$778,616

Rachael Brake	2023	$453,980	$200,000	$—	$161,735	$—	$24,152	$839,867
Chief Scientific Officer	2022	$427,779	$108,986	$—	$211,573	$—	$15,457	$763,795

(1)

Amounts reflect the grant date fair value of option awards granted in 2023 and 2022 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 3 to our Consolidated Financial Statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation” included in Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2)

Includes the following amounts in respect to company matching contributions under our 401(k) plan, individual health savings accounts, company-paid premiums for group term life insurance, and company-paid internet allowance. The company-paid life insurance premiums reflect payments for group term life policies maintained for the benefit of all employees.

Name	Year	Company 401(k) Matching Contribution ($)	Company Health Savings Account Matching Contribution ($)	Company-Paid Group Term Life Insurance Premiums ($)	Company-Paid Internet Allowance ($)	Total All Other Compensation ($)
Yuval Cohen	2023	$19,290	$4,000	$810	$975	$25,075
	2022	$9,085	$4,000	$810	$975	$14,870

Sean Moran	2023	$17,074	$4,000	$6,858	$975	$28,907
	2022	$10,101	$4,000	$3,564	$975	$18,640

Rachael Brake	2023	$17,935	$4,000	$1,242	$975	$24,152
	2022	$9,240	$4,000	$1,242	$975	$15,457

Narrative Disclosure to Summary Compensation Table Employment Agreements

Yuval Cohen

We entered an employment agreement with Dr. Cohen which became effective April 11, 2020 (the “2020 Cohen Agreement”). The 2020 Cohen Agreement was effective for a period of two years. The 2020 Cohen Agreement provides for Dr. Cohen to serve as Chief Executive Officer and provides for an annual base salary of $559,000. In addition, pursuant to the 2020 Cohen Agreement, Dr. Cohen will be eligible to receive an annual bonus, which is targeted at up to 60% of his base salary but which may be adjusted by the Board based on his individual performance and the Company’s performance as a whole. Pursuant to the terms of the 2020 Cohen Agreement, Dr. Cohen will be eligible to receive, from time to time, equity awards under the Company’s existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, and the amounts of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Dr. Cohen will be subject to non-compete provisions, which apply during the term of his employment and for a period of six months from the date of cessation of his employment, subject to the Company providing as severance ((x) if the Company terminates Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of the 2020 Cohen Agreement and (y) Dr. Cohen timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with covenants) twelve months of his base salary, other than during the Change in Control Period (as defined below), in which case it will be increased to twenty-four (24) months. Dr. Cohen will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve months from the date of cessation of his employment. In addition, the 2020 Cohen Agreement contains customary confidentiality and assignment of inventions provisions. If the Company terminates Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of the 2020 Cohen Agreement, other than during the Change in Control Period, the Company will be required to provide as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve months, and he may be paid a pro-rated bonus, each subject to his timely execution and non-revocation of a general release, which will include a non-compete covenant, and continuing compliance with covenants. If the Company terminates Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of the 2020 Cohen Agreement, and within the three months immediately prior to a change in control or the twelve months immediately following a change in control (the “Change in Control Period”), the Company will be required to provide as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twenty-four (24) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at two (2) times target levels, each subject to his timely execution and non-revocation of a general release which will include a non-compete covenant, and continuing compliance with covenants. Dr. Cohen’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of us or his subsequent termination of employment. The 2020 Cohen Agreement expired on April 11, 2022.

Effective April 11, 2022, we entered into a fourth amended and restated employment agreement with Dr. Cohen, which is effective for a period of two years. Dr. Cohen’s employment agreement provides for him to serve as Chief Executive Officer and provides for an annual base salary of $598,850. In addition, Dr. Cohen is eligible to receive an annual bonus, which is targeted at up to 60% of his base salary but which may be adjusted by our Board based on his individual performance and our performance as a whole. Pursuant to the terms of the employment agreement, Dr. Cohen is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our Board or Compensation Committee, in their discretion. Dr. Cohen is subject to non-compete provisions, which apply during the term of his employment and for a period of six months from the date of cessation of his employment, subject to the Company providing as severance ((x) if we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of his employment agreement and (y) Dr. Cohen timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with such covenants) twelve months of his base salary, other than during the Change in Control Period (as defined below), in which case it will be increased to twenty-four (24) months. Dr. Cohen will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve months from the date of cessation of his employment. In addition, the employment agreement contains customary confidentiality and assignment of inventions provisions. If we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of his employment agreement, other than during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve months, and he may be paid a pro-rated bonus, each subject to his timely execution of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. If we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of the employment agreement, and within the three months immediately prior to a change in control or the twelve months immediately following a change in control (the “Change in Control Period”), we are required to provide as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twenty-four (24) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at two (2) times target levels, each subject to his timely execution and non-revocation of a general release which will include a non-compete covenant, and continuing compliance with such covenants. Dr. Cohen’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. Dr. Cohen’s employment agreement expires on April 11, 2024.

Sean Moran

We entered an employment agreement with Mr. Moran which became effective April 11, 2020 (the “2020 Moran Agreement”). The 2020 Moran Agreement was effective for a period of two years. The 2020 Moran Agreement provides for Mr. Moran to serve as Chief Financial Officer and provides for an annual base salary of $400,000. In addition, pursuant to the 2020 Moran Agreement, Mr. Moran will be eligible to receive an annual bonus, which is targeted at up to 40% of his base salary but which may be adjusted by the Board based on his individual performance and the Company’s performance as a whole. Pursuant to the terms of the 2020 Moran Agreement, Mr. Moran will be eligible to receive, from time to time, equity awards under the Company’s existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, and the payments of such awards, if any, will be determined by the Board or Compensation Committee, in their discretion. Mr. Moran is subject to non-compete provisions, which apply during the term of his employment and for a period of six months from the date of cessation of his employment, subject to the Company providing as severance ((x) if the Company terminates Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the 2020 Moran Agreement and (y) he timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with covenants.) twelve months of his base salary, other than during the Change in Control Period (as defined below), in which case it will be increased to eighteen (18) months. Mr. Moran will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve months from the date of cessation of his employment. In addition, the 2020 Moran Agreement contains customary confidentiality and assignment of inventions provisions. If the Company terminates Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the 2020 Moran Agreement, other than during the Change in Control Period, the Company will be required to pay him as severance reimbursement of the cost of COBRA (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve months, and he may be paid a pro-rated bonus, each subject to his timely execution and non-revocation of a general release, which will include a non-compete covenant, and continuing compliance with covenants. If the Company terminates Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the 2020 Moran Agreement, and during the Change in Control Period, the Company will be required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for eighteen (18) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at target levels, each subject to his timely execution and non-revocation of a general release, which will include a non-compete covenant, and continuing compliance with covenants. Mr. Moran’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. The 2020 Moran Agreement expired on April 11, 2022.

Effective April 11, 2022, we entered into a fifth amended and restated employment agreement with Mr. Moran, which is effective for a period of two years. Mr. Moran’s employment agreement provides for him to serve as Chief Financial Officer and provides for an annual base salary of $428,490. In addition, Mr. Moran is eligible to receive an annual bonus, which is targeted at up to 40% of his base salary but which may be adjusted by our Board based on his individual performance and our performance as a whole. Pursuant to the terms of the employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our Board or Compensation Committee, in their discretion. Mr. Moran is subject to non-compete provisions, which apply during the term of his employment and for a period of six months from the date of cessation of his employment, subject to the Company providing as severance ((x) if we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the employment agreement and (y) he timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with such covenants) twelve months of his base salary, other than during the Change in Control Period, in which case it will be increased to eighteen (18) months. Mr. Moran will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve months from the date of cessation of his employment. In addition, the employment agreement contains customary confidentiality and assignment of inventions provisions. If we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of his employment agreement, other than during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve months, and he may be paid a pro-rated bonus, each subject to his timely execution of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. If we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the employment agreement, and during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for eighteen (18) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at target levels, each subject to his timely execution and non-revocation of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. Mr. Moran’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. Mr. Moran’s employment agreement expires on April 11, 2024.

Rachael Brake

On December 6, 2021, we entered an employment agreement with Dr. Brake (the “2021 Brake Agreement”). The 2021 Brake Agreement provides for her to serve, on an at-will basis, as Chief Scientific Officer and provides for an annual base salary of $410,000. In addition, Dr. Brake is eligible to receive an annual bonus, which is targeted at up to 40% of her base salary but may be adjusted by the Board based on her individual performance and the Company’s performance as a whole. Dr. Brake’s annual base salary and her targeted annual bonus could be adjusted annually by the Board. Pursuant to the terms of the 2021 Brake Agreement, Dr. Brake received an option to purchase up to 16,666 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Compensation Plan, and is eligible, from time to time, to receive additional stock options or other awards (as permitted by the Plan), in amounts, if any, to be approved by the Board or the Compensation Committee in its discretion. Pursuant to the terms of the 2021 Brake Agreement, Dr. Brake is subject to non-compete and non-solicitation provisions, which apply during the term of her employment and for a period of six and twelve months, respectively, following termination of her employment. In addition, the 2021 Brake Agreement contains customary confidentiality and assignment of inventions provisions. Pursuant to the 2021 Brake Agreement, if the Company terminates Dr. Brake’s employment without cause or she terminates her employment for good reason during the term of the employment agreement, other than during the Change in Control Period, the Company may be required to pay her as severance twelve months of her base salary plus reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve months, and she may be paid a pro-rated bonus, each subject to her timely execution and non-revocation of a general release and continuing compliance with covenants. If the Company terminates Dr. Brake’s employment without cause or she terminates her employment for good reason during the term of the employment agreement, and during the Change in Control Period, the Company may be required to pay her as severance eighteen (18) months of her base salary plus reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for eighteen (18) months, accelerated vesting of all of her outstanding options, restricted stock and other equity incentive awards and her current year bonus at target levels, each subject to her timely execution of a general release and continuing compliance with covenants. Dr. Brake’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put her in a better after-tax position after taking into account any excise tax she may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or her subsequent termination of employment. On February 2, 2024, Dr. Brake submitted a notice of resignation to the Company effective February 19, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2023.

	Number of Securities Underlying Unexercised Options (#)				Number of Securities Underlying Unexercised Unearned		Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Options (#)		Price ($)	Date
Yuval Cohen	7,179	(1)	-	(1)	-		$4.97	1/28/2024
	9,091	(2)	-	(2)	-		$30.00	4/11/2024
	21,000	(3)	-	(3)	2,334	(3)	$30.00	10/22/2024
	17,667	(4)	-	(4)	-		$42.00	1/7/2026
	5,000	(5)	-	(5)	-		$261.30	10/6/2026
	12,583	(6)	-	(6)	-		$271.50	3/1/2027
	14,583	(7)	-	(7)	-		$250.50	1/4/2028
	18,833	(8)	-	(8)	-		$225.90	1/18/2029
	19,968	(9)	1,332	(9)	-		$135.90	3/6/2030
	45,166	(10)	18,600	(10)	-		$77.40	2/2/2031
	22,759	(12)	26,898	(12)	-		$14.10	2/1/2032
	-	(13)	66,318	(13)	-		$4.26	2/13/2033
Sean Moran	1,787	(2)	-	(2)	-		$30.00	4/11/2024
	3,525	(3)	-	(3)	392	(3)	$30.00	10/22/2024
	2,917	(4)	-	(4)	-		$42.00	1/7/2026
	2,500	(5)	-	(5)	-		$261.30	10/6/2026
	1,917	(6)	-	(6)	-		$271.50	3/1/2027
	2,917	(7)	-	(7)	-		$250.50	1/4/2028
	3,250	(8)	-	(8)	-		$225.90	1/18/2029
	3,531	(9)	236	(9)	-		$135.90	3/6/2030
	14,510	(10)	5,976	(10)	-		$77.40	2/2/2031
	8,225	(12)	9,722	(12)	-		$14.10	2/1/2032
	-	(13)	31,155	(13)	-		$4.26	2/13/2033
Rachael Brake	8,333	(11)	8,334	(11)	-		$22.50	12/6/2031
	8,720	(12)	10,307	(12)	-		$14.10	2/1/2032

(1)

Represents options to purchase shares of our common stock granted on January 28, 2014. 25% of the option vested on January 28, 2015, and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on February 28, 2015.

(2)

Represents options to purchase shares of our common stock granted on April 11, 2014. 25% of the option vested on April 11, 2015, and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on May 11, 2015.

(3)

Represents options to purchase shares of our common stock granted on October 22, 2014. 12.5% of the option vested on October 22, 2015 and 37.5% of the option vested in equal monthly installments over a period of 36 months commencing on November 22, 2015. The remaining 50% of the option vested in tranches between 5% and 10% upon the achievement of eight individual business milestones.

(4)

Represents options to purchase shares of our common stock granted on January 7, 2016. 25% of these options vested on January 7, 2017 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on February 7, 2017.

(5)

Represents options to purchase shares of our common stock granted on October 6, 2016. 25% of these options vested on October 6, 2017 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on November 6, 2017.

(6)

Represents options to purchase shares of our common stock granted on March 1, 2017. 25% of these options vested on March 1, 2018 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on April 1, 2018.

(7)

Represents options to purchase shares of our common stock granted on January 4, 2018. 25% of these options vest on January 4, 2019 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on February 4, 2019.

(8)

Represents options to purchase shares of our common stock granted on January 18, 2019. 25% of these options vest on January 18, 2020 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on February 18, 2020.

(9)

Represents options to purchase shares of our common stock granted on March 6, 2020. 25% of these options vest on March 6, 2021 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on April 6, 2021.

(10)

Represents options to purchase shares of our common stock granted on February 2, 2021. 25% of these options vest on February 2, 2022 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 2, 2022.

(11)

Represents options to purchase shares of our common stock granted on December 6, 2021. 25% of these options vest on December 6, 2022 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on January 6, 2023.

(12)

Represents options to purchase shares of our common stock granted on February 1, 2022. 25% of these options vest on February 1, 2023 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 1, 2023.

(13)

Represents options to purchase shares of our common stock granted on February 13, 2023. 25% of these options vest on February 13, 2024 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 13, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

2014 Equity Compensation Plan

On March 26, 2014, our Board adopted the 2014 Equity Compensation Plan, or the 2014 Plan, subject to stockholder approval, which was received on April 1, 2014, pursuant to the terms described herein.

The general purpose of the 2014 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2014 Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Corbus equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	776,880	$76.70	899,015
Equity compensation plans not approved by security holders	—	—	—
TOTAL:	776,880	$76.70	899,015

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 8, 2024 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 8, 2024 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 10,493,108 shares of common stock issued and outstanding as of March 8, 2024 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Except as otherwise noted below, the address for persons listed in the table is c/o Corbus Pharmaceuticals Holdings, Inc., 500 River Ridge Drive, Norwood, Massachusetts 02062. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater Stockholders:
Cormorant Global Healthcare Master Fund, LP (1)	1,475,000	14.1%
Adage Capital Partners, L.P. (2)	796,392	7.6%
Millennium Management LLC (3)	544,276	5.2%

Officers and Directors
Yuval Cohen (4)	229,592	2.1%
Sean Moran (5)	65,047	*
Rachael Brake (6)	30,206	*
Alan Holmer (7)	16,523	*
John Jenkins (8)	11,293	*
Avery W. Catlin (9)	16,711	*
Peter Salzmann (10)	10,103	*
Rachelle Jacques (11)	11,260	*
Anne Altmeyer (12)	5,307	*
Yong Ben (13)	5,307	*
All current directors and executive officers as a group (10 total)	401,349	3.7%

(1)

Based upon information contained in a Schedule 13G jointly filed by Cormorant Global Healthcare Master Fund, LP, Cormorant Global Healthcare GP, LLC, Cormorant Asset Management, LP and Bihua Chen on February 5, 2024. Consists of 1,475,000 shares of our common stock owned by Cormorant Global Healthcare Master Fund, LP (the “Master Fund”). Cormorant Global Healthcare GP, LLC serves as the general partner of the Master Fund. Cormorant Asset Management, LP serves as the investment manager to the Master Fund. Bihua Chen serves as the managing member of Cormorant Global Healthcare GP, LLC and the general partner of Cormorant Asset Management, LP. Each of the Reporting Persons disclaims beneficial ownership of the shares reported herein except to the extent of its or her pecuniary interest therein.

(2)

Based upon information contained in a Schedule 13G jointly filed by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Management, L.P., Robert Atchinson and Phillip Gross on February 12, 2024. Consists of 796,392 shares of our common stock owned by Adage Capital Partners, L.P. (“ACP”). Adage Capital Partners GP, L.L.C. (“ACPGP”) is the general partner of ACP with respect to the Common Stock directly owned by ACP. Adage Capital Management, L.P. (“ACM”) is the investment manager of ACP with respect to the Common Stock directly owned by ACP. Robert Atchinson (“Mr. Atchinson”) is the (1) managing member of Adage Capital Advisors, L.L.C. (“ACA”), managing member of ACPGP, and (2) managing member of Adage Capital Partners LLC (“ACPLLC”), general partner of ACM with respect to the Common Stock directly owned by ACP. Phillip Gross (“Mr. Gross”) is the (1) managing member of ACA, managing member of ACPGP, and (2) managing member of ACPLLC, general partner of ACM, with respect to the Common Stock directly owned by ACP.

(3)

Based upon information contained in a Schedule 13G jointly filed by Integrated Core Strategies (US) LLC, Millenium Management LLC, Millenium Group Management LLC and Israel A. Englander on February 23, 2024. Consists of 544,276 shares of our common stock owned by Millennium Management LLC. Millennium Group Management LLC is the managing member of Millennium Management LLC and Israel A. Englander is the sole voting trustee of the managing member of Millennium Group Management LLC.

(4)	Includes 219,139 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(5)	Includes 58,405 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(6)	Includes 30,206 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(7)	Includes 15,144 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(8)	Includes 11,260 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(9)	Includes 15,144 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(10)	Includes 10,103 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(11)	Includes 11,260 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(12)	Includes 5,307 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

(13)	Includes 5,307 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 8, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.” There were no other related party transactions identified.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the Nasdaq Listing Rules, independent directors must comprise a majority of our Board. In addition, the Nasdaq Listing Rules require that all the members of such committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Compensation committee members must also satisfy the independence criteria established by the Nasdaq Listing Rules in accordance with Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, among other qualifications, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mr. Holmer, Mr. Catlin, Ms. Jacques, Dr. Jenkins, Dr. Salzmann, Dr. Altmeyer, and Dr. Ben do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.

In making this determination, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence. We intend to comply with the other independence requirements for committees within the time periods specified above.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers whereby we have agreed to indemnify those directors and officers to the fullest extent permitted by law, including indemnification against expenses and liabilities incurred in legal proceedings to which the director or officer was, or is threatened to be made, a party by reason of the fact that such director or officer is or was a director, officer, employee or agent of our Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, the best interests of our Company.

Policies and Procedures for Related Party Transactions

Our Board has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, which we refer to collectively as related parties, are not permitted to enter into a transaction with us without the prior consent of our Board acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee, or the chairman of our audit committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2023	2022
	(In thousands)
Audit Fees	$299	$221
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$299	$221

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual audited financial statements and of our internal control over financial reporting, the review of our quarterly financial statements included in our Forms 10-Q, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements, services provided in connection with the offerings of our common stock and audit services provided in connection with other statutory or regulatory filings.

Audit-Related Fees

Audit-related fees are for services regarding financial accounting and reporting standards and other activities not explicitly related to the audit of our financial statements.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee pre-approved all services provided by EisnerAmper LLP during fiscal 2023 and 2022 in accordance with the policy regarding pre-approval of all auditing services.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required by the applicable requirements of the PCAOB, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the PCAOB regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board of Directors that the audit financial statements be included in our annual report on Form 10-K.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP (PCAOB ID: 274) appear at pages F-2 through F-28 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

4.1	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.2	Form of Replacement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.4	Form of Additional Replacement Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.6	Registration Rights Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014).

4.7	Specimen Common Stock Certificate, $0.0001 par value (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on November 10, 2015).

4.8

Warrant to Purchase Common Stock, dated as of January 26, 2018, issued to the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018).

4.9	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

4.10	Description of Capital Stock (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.1	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

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

10.29

License Agreement between the Company and CSPC Megalith Biopharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.30

Separation and General Release Agreement between the Company and Craig Millian, dated April 24, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023). †

10.31

Open Market Sale Agreement, dated April 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 7, 2020).

10.32

Amendment No. 1 to Open Market Sale Agreement, dated May 31, 2023, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.3 of the Company’s Registration Statement on Form S-3 filed with the SEC on June 1, 2023).

10.33	Form of Service Agreement between Corbus International Limited and Dominic Smethurst, dated February 27, 2024.* †

21.1		List of Subsidiaries of the Company.*

23.1		Consent of EisnerAmper LLP.*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

97.1		Compensation Recovery Policy.* †

101.INS	Inline	Inline XBRL Instance Document.* – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL*

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

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 12, 2024	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Sean Moran

/s/ ALAN HOLMER	Director	March 12, 2024
Alan Holmer

/s/ ANNE ALTMEYER	Director	March 12, 2024
Anne Altmeyer

/s/ AVERY CATLIN	Director	March 12, 2024
Avery Catlin

/s/ RACHELLE JACQUES	Director	March 12, 2024
Rachelle Jacques

/s/ JOHN JENKINS	Director	March 12, 2024
John Jenkins

/s/ PETER SALZMANN	Director	March 12, 2024
Peter Salzmann

/s/ YONG BEN	Director	March 12, 2024
Yong Ben

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Research and Development Expenses

As described in Note 3 to the financial statements, at each balance sheet date, the Company estimates its accrued pre-clinical and clinical expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing pre-clinical work in preparation for clinical trials, and in making that estimate, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for pre-clinical and clinical trial expenses of $7,020,000 is included in Accrued expenses on the December 31, 2023 consolidated balance sheet. The amounts recorded for accrued pre-clinical and clinical trial expenses represent the Company’s estimate of the unpaid pre-clinical and clinical trial expenses based on the information available to the Company at that time. The estimation of accrued pre-clinical and clinical trial expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of accrued pre-clinical and clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the pre-clinical and clinical work. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting pre-clinical trials, evaluating the significant assumptions described above and the methods used in developing the pre-clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed the assumptions directly with the third parties involved in performing the research and development services on behalf of the Company, where applicable. We also made direct inquiries of financial and pre-clinical client personnel regarding status, and progress towards completion, of pre-clinical trials and the description of future commitments, and verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2024

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$13,723,681	$17,002,715
Investments	7,182,325	42,194,296
Restricted cash	192,475	192,475
Prepaid expenses and other current assets	2,447,549	791,616
Total current assets	23,546,030	60,181,102
Restricted cash	477,425	477,425
Property and equipment, net	973,214	1,613,815
Operating lease right-of-use assets	3,062,920	3,884,252
Other assets	212,804	155,346
Total assets	$28,272,393	$66,311,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$300,664	$353,323
Accounts payable	3,178,516	2,173,963
Accrued expenses	11,030,506	5,999,252
Derivative liability	39,450	36,868
Operating lease liabilities, current	1,436,723	1,280,863
Current portion of long-term debt	15,908,214	2,795,669
Total current liabilities	31,894,073	12,639,938
Long-term debt, net of debt discount	—	15,984,426
Other long-term liabilities	44,411	22,205
Operating lease liabilities, noncurrent	3,238,631	4,675,354
Total liabilities	35,177,115	33,321,923
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022. See Note 12	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 4,423,683 and 4,171,297 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	442	417
Additional paid-in capital	429,780,375	425,196,359
Accumulated deficit	(436,683,983)	(392,080,667)
Accumulated other comprehensive loss	(1,556)	(126,092)
Total stockholders’ (deficit) equity	(6,904,722)	32,990,017
Total liabilities and stockholders’ equity	$28,272,393	$66,311,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	31,167,660	16,136,826
General and administrative	13,909,641	18,698,619
Litigation settlement	—	5,000,000
Total operating expenses	45,077,301	39,835,445
Operating loss	(45,077,301)	(39,835,445)
Other income (expense), net:
Other income (expense), net	3,389,440	(48,773)
Interest income (expense), net	(2,923,974)	(2,132,091)
Change in fair value of derivative liability	(2,582)	96,842
Foreign currency transaction gain (loss), net	11,101	(427,436)
Other income (expense), net	473,985	(2,511,458)
Net loss	$(44,603,316)	$(42,346,903)
Net loss per share, basic and diluted	$(10.31)	$(10.15)
Weighted average number of common shares outstanding, basic and diluted	4,327,568	4,170,675

Comprehensive loss:
Net loss	$(44,603,316)	$(42,346,903)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	124,536	(63,647)
Total other comprehensive income (loss)	124,536	(63,647)
Total comprehensive loss	$(44,478,780)	$(42,410,550)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	For the Year Ended December 31, 2023
	Mezzanine Equity		Stockholders' Equity
	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	4,169,631	$416	$418,903,820	$(349,733,764)	$(62,445)	$69,108,027
Issuance of common stock, net of issuance costs of $0	—	—	1,666	1	—	—	—	1
Issuance of Series A Redeemable Preferred Stock	1,002,247	100	—	—	(100)	—	—	0
Redemption of Series A Redeemable Preferred Stock	(1,002,247)	(100)	—	—	—	—	—	(100)
Stock-based compensation expense	—	—	—	—	5,719,637	—	—	5,719,637
Change in fair value of debt conversion feature	—	—	—	—	573,002	—	—	573,002
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	—	—	(63,647)	(63,647)
Net loss	—	—	—	—	—	(42,346,903)	—	(42,346,903)
Balance at December 31, 2022	—	$—	4,171,297	$417	$425,196,359	$(392,080,667)	$(126,092)	$32,990,017
Issuance of common stock, net of issuance costs of $5,218	—	—	14,106	1	109,141	—	—	109,142
Issuance of common stock upon conversion of K2 Loan and Security Agreement	—	—	194,444	19	874,981	—	—	875,000
Issuance of common stock upon exercise of stock options	—	—	43,836	5	129,740	—	—	129,745
Stock-based compensation expense	—	—	—	—	3,470,154	—	—	3,470,154
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	—	—	124,536	124,536
Net loss	—	—	—	—	—	(44,603,316)	—	(44,603,316)
Balance at December 31, 2023	—	$—	4,423,683	$442	$429,780,375	$(436,683,983)	$(1,556)	$(6,904,722)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,603,316)	$(42,346,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,470,154	5,719,637
Depreciation and amortization	640,601	762,995
Net amortization on (discount) premium of investments	(506,166)	124,875
(Gain) loss on foreign currency transaction	(23,730)	648,520
Amortization of debt discount	824,381	742,478
Realized loss on investments	713	178,222
Change in fair value of derivative liability	2,582	(96,842)
Loss on sale of property and equipment	—	21,235
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(1,470,445)	1,573,394
Increase in other assets	(57,458)	(108,961)
Decrease in operating lease right-of-use asset	821,331	724,858
Increase (decrease) in accounts payable	1,028,283	(256,835)
Increase (decrease) in accrued expenses	5,031,254	(4,094,160)
Increase in other long-term liabilities	22,206	-
Decrease in operating lease liabilities	(1,280,863)	(1,136,948)
Net cash used in operating activities	(36,100,473)	(37,544,435)
Cash flows from investing activities:
Purchases of investments	(33,884,689)	(86,341,894)
Proceeds from sales and maturities of investments	69,526,650	116,421,376
Purchases of property and equipment	—	(13,449)
Proceeds from sale of property and equipment	—	8,100
Net cash provided by investing activities	35,641,961	30,074,133
Cash flows from financing activities:
Proceeds from issuance of notes payable	373,320	452,250
Repayment of notes payable	(425,980)	(866,865)
Proceeds from issuance of long-term borrowings	—	1,381,729
Repayment of long-term borrowings	(2,821,262)	(1,500,729)
Proceeds from issuance of common stock	244,302	—
Issuance costs paid for common stock financings	(190,902)	—
Net cash used in financing activities	(2,820,522)	(533,615)
Net decrease in cash, cash equivalents, and restricted cash	(3,279,034)	(8,003,917)
Cash, cash equivalents, and restricted cash at beginning of the year	17,672,615	25,676,532
Cash, cash equivalents, and restricted cash at end of the year	$14,393,581	$17,672,615
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$2,607,474	$1,969,583
Issuance of common stock for conversion of convertible debt	$875,000	$-
Write off of fully depreciated property and equipment	$178,492	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1.
NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted CB1 receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

2.
LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2023, had an accumulated deficit of approximately $436,684,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $20,906,000 at December 31, 2023 together with net proceeds raised from the sale of its common stock under the Open Market Sales Agreement and the January 2024 Public Offering of approximately $109,000,000 after deducting commissions and other offering expenses payable by the Company will be sufficient to meet its operating and capital requirements at least 12 months from the issuance of these consolidated financial statements.

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

On May 31, 2023, the Company entered into the Open Market Sale Agreement with Jefferies, as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell its common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the Open Market Sale Agreement. During the year ended December 31, 2023, the Company sold 14,106 shares of its common stock for which the Company received gross proceeds of approximately $114,000, less issuance costs incurred of approximately $5,200 (see Note 13).

As of January 29, 2024, the Company was authorized to offer and sell up to $75,000,000 of its common stock pursuant to the Open Market Sale Agreement, an increase from the previous Prospectus filed on June 13, 2023 for $16,800,000. Through January 29, 2024, the Company has sold approximately $21,237,000 in aggregate gross proceeds of shares of its common stock under the Open Market Sale Agreement.

On January 30, 2024, the Company delivered written notice to Jefferies suspending and terminating the ATM Prospectus Supplement, related to its common stock issuable pursuant to the Open Market Sale Agreement, pursuant to the terms of the Open Market Sale Agreement. The Company will not make any sales of its securities pursuant to the Open Market Sale Agreement, unless and until a new shelf registration statement and prospectus supplement are filed. Other than the termination of the ATM Prospectus Supplement, the Open Market Sale Agreement remains in full force and effect.

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock, par value $0.0001, at a price to the public of $19.00 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of Common Stock at the public offering price. On January 31, 2024, the Representative gave notice to the Company of the Underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceed of approximately $94,500,000 and net proceeds of $88,500,000 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

3.
SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Reverse Stock Split

On February 14, 2023, the Company completed a 1-for-30 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of common stock or par value. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split (see Note 13).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense (See Note 14), the accrual of research, product development and clinical obligations (see Note 10), and the valuation of warrants (see Note 9 and Note 15).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At December 31, 2023 and 2022, cash equivalents were comprised of money market funds, commercial paper, and other debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of December 31, 2023 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $192,475 was classified in current assets and $477,425 was classified in noncurrent assets as of December 31, 2023.

Cash, cash equivalents, and restricted cash consist of the following:

	December 31, 2023	December 31, 2022
Cash	$4,028,733	$3,805,156
Cash equivalents	9,694,948	13,197,559
Cash and cash equivalents	13,723,681	17,002,715

Restricted cash, current	192,475	192,475
Restricted cash, noncurrent	477,425	477,425
Restricted cash	669,900	669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$14,393,581	$17,672,615

As of December 31, 2023, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $3,772,000 of cash which was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2022, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $2,805,000 of cash which was held in its subsidiaries in the United Kingdom and Australia.

Investments

Investments consist of debt securities with maturities greater than 90 days at their acquisition date. The Company classifies any of its investments with maturities beyond one year as current, based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

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

Concentrations of Credit Risk

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may, from time to time, have cash in its U.S. banks in excess of Federal Deposit Insurance Corporation insurance limits and in its foreign banks in excess of their local insurance limits. However, the Company believes the risk of loss is minimal as these banks are large financial institutions.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities current and noncurrent in the Company’s consolidated balance sheets.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations ("CROs") and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. No revenue was recognized in the years ending December 31, 2023 and December 31, 2022.

Research and Development Expenses

Costs incurred for research and development are expensed as incurred.

Nonrefundable advance payments for goods or services that have the characteristics that will be used or rendered for future research and development activities pursuant to executory contractual arrangements with third-party research organizations are deferred and recognized as an expense as the related goods are delivered or the related services are performed.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for cancer and obesity. As of December 31, 2023, all of the Company’s assets were located in the U.S., except for approximately $3,772,000 of cash and cash equivalents and $1,192,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom. As of December 31, 2022, all of the Company’s assets were located in the U.S., except for approximately $2,805,000 of cash and cash equivalents and $136,000 of prepaid expenses and other assets which were held outside of the U.S., principally in its subsidiary in the United Kingdom.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2023 or 2022.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in 2023 or 2022. See Note 8 for more details on sublease agreement.

Stock-based Compensation

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options and warrants are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(44,603,316)	$(42,346,903)
Weighted average number of common shares-basic	4,327,568	4,170,675
Net loss per share of common stock-basic	$(10.31)	$(10.15)

Stock options and warrants that have not been exercised and unvested restricted stock units (See Notes 14 and 15) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management determined that although recently issued ASUs may enhance disclosures, the ASUs are not expected to have a material impact on its consolidated financial statements.

4. INVESTMENTS

The following table summarizes the Company’s investments as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Corporate debt securities	$7,183,066	$679	$(1,420)	$7,182,325
Total	$7,183,066	$679	$(1,420)	$7,182,325

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$7,183,066	$7,182,325
	$7,183,066	$7,182,325

The following table summarizes the Company’s investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$12,173,980	$—	$—	$12,173,980
Corporate debt securities	30,146,060	—	(125,744)	30,020,316
Total	$42,320,040	$—	$(125,744)	$42,194,296

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2022:

	Amortized Cost	Fair Value

Maturing in one year or less	$42,320,040	$42,194,296
	$42,320,040	$42,194,296

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023:

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$7,832,675	$—	$—	$7,832,675
Corporate debt securities	—	1,862,273	—	1,862,273
Investments:
Corporate debt securities	—	7,182,325	—	7,182,325
	$7,832,675	$9,044,598	$—	$16,877,273

Liabilities:
Derivative liabilities	$—	$—	$39,450	$39,450

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

6.
LICENSE AGREEMENTS

The Company entered into a license agreement (the “Jenrin License Agreement”) with Jenrin Discovery, LLC (“Jenrin”), a privately held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

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

The Company entered into a license agreement (the “Milky Way License Agreement”) with Milky Way BioPharma, LLC (“Milky Way”), a subsidiary of Panorama Research Inc., effective May 25, 2021. Pursuant to the Milky Way License Agreement, the Company received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which the Company is referring to as CRB-602. Under the terms of the Milky Way License Agreement, the Company will have sole responsibility for research, development, and commercialization of any Licensed Products, and Company has agreed to use commercially reasonable efforts to perform these activities. The Milky Way Agreement may be terminated earlier in specified situations, including termination for material breach or termination by Corbus with advance notice. A notice of termination without reason was executed by Corbus and sent to Milky Way BioPharma, LLC on January 25, 2024.

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

The Company further amended the UCSF License Agreement with The Regents effective August 14, 2023 to incorporate certain new technology rights and amend the payment schedule for the development milestone for the filing of patent rights and the development milestone for the filing of an IND.

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

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. In the year ended December 31, 2023, the Company recorded the $7,500,000 upfront license payment to CSPC as research and development expense, which includes the $5,000,000 paid in cash up front and $2,500,000 recorded as an accrued expense. Under the UCSF License Agreement, the Company also recorded a $1,200,000 development milestone for the filing of patent rights and a $1,225,000 development milestone for the filing of the IND as research and development expense, which includes $2,325,000 in accrued expense ($300,000 currently due, $400,000 due on June 30, 2024, and $1,625,000 due on December 30, 2024) based upon an amended payment schedule.

7.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Computer hardware and software	$83,711	$262,203
Office furniture and equipment	1,113,980	1,113,980
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,528,546	4,707,038
Less: accumulated depreciation	(3,555,332)	(3,093,223)
Property and equipment, net	$973,214	$1,613,815

Depreciation expense was approximately $641,000 and $763,000 for the years ended December 31, 2023 and 2022, respectively.

8.
COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”), which has been subsequently amended on February 26, 2019 (“February 2019 Lease Agreement”) and October 25, 2019 (“October 2019 Lease Amendment”) for commercial lease of office space, pursuant to which the Company has agreed to lease an aggregate total of 63,256 square feet of office space (“Total Premises”). The term of the lease is through November 30, 2026.

Per the terms of the August 2017 Lease Agreement and the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for approximately $2,071,000 of leasehold improvements. The reimbursements have been deferred and will be recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement and the February 2019 Lease Agreement required a standby irrevocable letter of credit of $769,900, which will be reduced, if the Company is not in default under the agreement on the third and fourth anniversary of the commencement date and have unencumbered funds in excess of $50,000,000. As of December 31, 2023, the Company has an unsecured letter of credit for $669,900 in connection with the lease agreements.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2023 and 2022:

	2023	2022
Lease cost
Operating lease cost	$1,240,473	$1,240,473
Total lease cost	$1,240,473	$1,240,473

Other information
Weighted average remaining lease term	2.8 years	3.8 years
Weighted average discount rate	8.00%	8.00%

Total rent expense for the years ended December 31, 2023 and 2022 was $1,700,005 and $1,652,563, respectively. Rent expense for the years ended December 31, 2023 and 2022 was offset by $226,153 and $220,531, respectively, of sublease income.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2023, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2023:

2024	$1,747,447
2025	1,794,889
2026	1,688,145
Total lease payments	$5,230,481

Less: imputed interest	(555,127)
Total	$4,675,354

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it is in the process of being terminated early. The Company notes sublease income of $226,153 and $220,531 was recognized and offset against rent expense for the years ended December 31, 2023 and 2022, respectively.

Undiscounted sublease cash inflows have been summarized in the following table:

2024	$279,585
2025	291,697
2026	252,333
Total sublease payments	$823,615

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

In November 2022, the Company entered into a loan agreement with a financing company for $452,250 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $51,387 over a nine-month period. Interest accrues on this loan at an annual rate of 5.4%. This loan was fully repaid in July 2023.

In November 2023, the Company entered into a loan agreement with a financing company for $373,320 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $38,741 over a ten-month period. Interest accrues on this loan at an annual rate of 8.15%. Prepaid expenses as of December 31, 2023 and December 31, 2022, included approximately $345,667 and $418,750, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2HV, an unrelated third party, and received $20,000,000 upon signing. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months commencing on September 1, 2022. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. The Amended Loan and Security Agreement defers the commencement of principal repayments by a one-year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate at December 31, 2023 was 13.75%.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be a modification, thus no gain or loss was recorded.

Pursuant to the Loan and Security Agreement, K2HV may elect to convert up to $5,000,000 of the outstanding loan balance into shares of the Company’s common stock at a conversion price of $282.00 per share. The Amended Loan and Security Agreement adjusts the conversion price of $2,000,000 of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $282.00 per share to $4.50 per share, and $1,125,000 of the loan from $282.00 per share to $7.875 per share. The remaining $3,000,000 will continue to have a conversion price of $282.00 per share. The decrease in the conversion price resulted in an increase in the fair value of the conversion option of $573,000, which was recorded as an increase to the debt discount and additional paid in capital as of December 31, 2022. On June 1, 2023, K2HV converted $875,000 of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. As of December 31, 2023, $4,125,000 of the outstanding loan balance remains available to convert into shares of the Company's common stock. On March 6, 2024, K2HV converted $1,125,000 of the outstanding loan balance into 142,857 shares of the Company's stock at a conversion price of $7.875 per share.

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,873 common shares (the “K2 Warrant”) at an exercise price of $208.80 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030. The total proceeds attributed to the K2 Warrant was approximately $472,000 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, prepayment feature, default feature, and debt. Total proceeds attributed to the prepayment and default features was approximately $546,000. The Company also incurred approximately $1,244,000 of debt issuance costs from the Loan and Security Agreement. In connection with entering into the Amended Loan and Security Agreement, the Company incurred an additional $119,000 of debt issuance costs. The proceeds attributed to the K2 Warrant, the prepayment and default features, and the debt issuance costs are all included in the debt discount. The Company is required to make a final payment in excess of the stated principal equal to approximately $1,590,000. See Note 15 for more detail on assumptions used in the valuation of the K2 warrant and see Note 16 for more information on the assumptions used in valuation of the default and prepayment features.

The total principal amount of the loan under the Amended Loan and Security Agreement outstanding at December 31, 2023, including the $1,590,000 final payment discussed above, is $17,893,738.

Upon the occurrence of an Event of Default (as defined in the Loan and Security Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2023. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $2,954,000 is being charged to interest expense using the effective interest method over the term of the debt. At December 31, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered Level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the year ended December 31, 2023 was approximately $3,810,000. Interest expense for the year ended December 31, 2022 was approximately $3,097,000.

The net carrying amounts of the liability components consists of the following:

	December 31, 2023	December 31, 2022

Principal	$16,303,738	$20,000,000
Less: debt discount	(2,954,390)	(2,954,390)
Accretion of debt discount	2,558,866	1,734,485
Net carrying amount	$15,908,214	$18,780,095
Less: current portion of long-term debt	(15,908,214)	(2,795,669)
Total long-term debt, net of discount	$-	$15,984,426

The following table summarizes the future principal payments, including the $1,590,000 final payment, due under the current portion of long-term debt:

Quarterly Periods Ending	Principal Payments and final payment on Loan Agreement

March 31, 2024	$2,205,970
June 30, 2024	2,279,075
September 30, 2024	13,408,693
December 31, 2024	—
Total Fiscal Year Ending 2024		17,893,738
Total		$17,893,738

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022

Accrued pre-clinical and clinical costs	$6,274,188	$2,137,317
Accrued product development costs	745,447	247,500
Accrued compensation	2,325,488	2,224,951
Accrued administrative costs	343,285	473,376
Accrued interest	1,342,098	916,108
Total	$11,030,506	$5,999,252

11.
INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

The components of the Company's net loss are as follows:

	December 31,
	2023	2022
United States	$(36,133,358)	$(34,842,427)
United Kingdom	(8,455,452)	(7,550,356)
Australia	(14,506)	45,880
Total	$(44,603,316)	$(42,346,903)

Our foreign subsidiaries in the United Kingdom and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. In the years ending December 31, 2023 and 2022, the Company received refundable research and development credits from foreign tax authorities of approximately $2,687,000 and $90,000, respectively, that were recorded in other income (expense), net. No future conditions impact the recognition of these tax credits.

At December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $218,633,000 and $197,846,000 respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $218,633,000, approximately $162,282,000 are from periods after 2017 and have no expiration date. Net operating loss carryforwards starting in 2021 are limited to 80% of taxable income. At December 31, 2023 and 2022, the Company had State net operating loss carryforwards of approximately $208,042,000 and $188,273,000, respectively. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2023 and 2022 of approximately $10,046,000 and $9,376,000, respectively, of which will begin to expire in varying amounts beginning in 2032.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2023	2022
U.S. and state net operating loss carryforwards	$59,092,710	$53,438,141
Foreign net operating loss carryforwards	11,558,247	7,267,176
Tax credit carryforward	9,825,596	9,132,973
Stock-based compensation	5,819,822	8,661,477
Capitalized research and development	6,367,722	3,925,743
Accrued expenses	897,354	503,124
Other temporary differences	1,376,351	1,202,364
Subtotal	94,937,802	84,130,998
Valuation allowance	(94,937,802)	(84,130,998)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for us during 2022 and resulted in capitalized R&D costs of approximately $23,557,000 and $14,523,000 as of December 31, 2023 and December 31, 2022, respectively. We will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by approximately $10,807,000 and $8,633,000 in 2023 and 2022, respectively, due to increased net operating loss carryforwards and capitalization of R&D expenditures as required by changes to the tax laws from the TCJA as described above. The Company has no uncertain tax positions at December 31, 2023 and 2022 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2023	2022
Tax provision at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	5.94%	5.53%
Permanent differences	(0.28)%	(1.72)%
Foreign expected tax	4.46%	4.08%
Tax credits	2.46%	1.87%
Foreign income tax rate change	7.42%	—%
Other	(11.09)%	(5.99)%
Change in valuation reserve	(29.91)%	(24.77)%
Total	—%	—%

12.
PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

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

After the Special Meeting upon approval of the Reverse Stock Split, the remaining 501,353.008 shares outstanding of Series A Preferred Stock were considered mandatorily redeemable and reclassified to a current liability. As of December 31, 2022, the fair value of the Series A Preferred Stock were included in accrued expenses. The Series A Preferred Stock were redeemed on February 14, 2023, upon the effectiveness of the amendment to the Certificate of Incorporation implementing the Reverse Stock Split pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock.

13.
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

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 4,423,683 and 4,171,297 shares were issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

On May 31, 2023, the Company entered into the Open Market Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at-the-market offering.” As of June 13, 2023, the Company was authorized to offer and sell up to $16,800,000 of its common stock pursuant to the Open Market Sale Agreement. During the year ended December 31, 2023, the Company sold 14,106 shares of its common stock for which the Company received gross proceeds of approximately $114,000. The Company incurred total issuance costs of approximately $295,000. These costs will be deferred to prepaid expenses and other current assets and will offset proceeds as common stock is issued. As of December 31, 2023, approximately $5,200 has been recorded to additional paid-in capital to offset proceeds. See Note 17 for additional information on shares sold subsequent to December 31, 2023. During the year ended December 31, 2022, the Company did not sell any shares of its common stock under the Open Market Sale Agreement with Jefferies.

During the years ended December 31, 2023 and 2022, the Company issued 43,836 and 0 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $129,740 and $0 from those exercises, respectively.

During the years ended December 31, 2023 and 2022, the Company issued 0 and 1,666 shares of common stock upon the vesting of restricted stock units pursuant to a professional services agreement with an investor relations service provider, respectively.

During the years ended December 31, 2023 and 2022, the Company issued 194,444 and 0 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

No warrants were exercised during the years ended December 31, 2023 and 2022.

14. STOCK-BASED COMPENSATION AWARDS

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

On January 1, 2023, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 291,991 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2022. As of January 1, 2023 there was a total of 1,436,558 shares reserved for issuance under the 2014 Plan and there were 741,870 shares available for future grants. Stock options issued under the 2014 Plan generally vest over 4 years from the date of grant in multiple tranches and are exercisable for up to 10 years from the date of issuance. Restricted stock units issued under the 2014 Plan generally have equal annual vesting over a 4 year period.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2024, the number of shares of common stock available for issuance under the 2014 Plan increased by 309,658 shares, such amount being seven percent (7%) of the outstanding shares of common stock on December 31, 2023 (see Note 17). As of January 1, 2024, the 2014 Plan had a total reserve of 1,746,215 shares and there were 899,015 shares available for future grants.

Stock-based Compensation

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense, net of estimated forfeitures, recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
	2023	2022

Research and development expenses	$377,734	$577,472
General and administrative expenses	3,092,420	5,142,165
Total stock-based compensation	$3,470,154	$5,719,637

The total stock-based compensation expense recognized by award type was as follows:

	Year ended December 31,
	2023	2022

Stock options	$3,456,316	$5,719,637
Restricted stock units	13,838	-
Total stock-based compensation	$3,470,154	$5,719,637

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, except for the expected term for non-employees as noted in the following paragraph. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations in order to estimate its forfeiture rate. The expected term of employee options granted under the 2014 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 6.25 years based on the average between the vesting period and the contractual life of the option. For non-employee options, the Company has elected to utilize the contractual term as the expected term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with that used to value the option.

The weighted average assumptions used principally in determining the fair value of stock options granted were as follows:

	Year ended December 31,
	2023	2022
Risk free interest rate	3.82%	1.99%
Expected dividend yield	0%	0%
Expected term in years (employee options)	6.25	6.25
Expected volatility	101.47%	98.08%
Estimated forfeiture rate	15.63%	12.43%

A summary of stock option activity for years ended December 31, 2023 and 2022 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2021	510,870	$121.90
Granted	185,169	12.90
Exercised	—	-
Forfeited or canceled	(56,019)	107.13
Expired	(22,024)	166.53
Outstanding at December 31, 2022	617,996	$88.99
Granted	291,151	5.15
Exercised	(43,836)	0.85
Forfeited or canceled	(155,046)	68.92
Expired	(1,503)	146.78
Outstanding at December 31, 2023	708,762	$63.96	6.79	$20,216,363
Exercisable at December 31, 2023	407,882	$100.13	5.37	$6,243,603
Vested and expected to vest at December 31, 2023	663,007	$67.78	6.64	$17,879,915

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $4.20 and $10.20 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $92,689 and $0, respectively. As of December 31, 2023, there was approximately $2,769,000 of total unrecognized compensation expense, related to non-vested stock-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 1.49 years at December 31, 2023.

As summary of non-vested stock options for the years ended December 31, 2023 and 2022 is presented below:

Stock Options	Shares	Weighted Average Fair Value
Non-vested December 31, 2021	210,503	$67.80
Granted	185,169	10.19
Vested	(107,269)	67.54
Forfeited	(29,019)	43.06
Non-vested at December 31, 2022	259,384	$29.59
Granted	248,777	4.22
Vested	(116,336)	30.49
Forfeited	(90,945)	17.42
Non-vested at December 31, 2023	300,880	$11.96

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We grant RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with us on the vesting date.

A summary of RSU activity for the years ended December 31, 2023 and 2022 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	31,076	4.84
Forfeited	(13,165)	4.44
Vested	—	—
Unvested at December 31, 2023	17,911	$5.14

As of December 31, 2023, there was $62,000 of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.22 years.

15. WARRANTS

No warrants were exercised during the years ended December 31, 2023 and 2022.

At December 31, 2023, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 1.60 years.

On January 26, 2018, the Company entered into the Cystic Fibrosis Program Related Investment Agreement (“Investment Agreement”) the Cystic Fibrosis Foundation ("CFF"), a non-profit drug discovery and development corporation, pursuant to which the Company received a development award. Pursuant to the terms of the Investment Agreement, the Company issued a warrant to CFF to purchase an aggregate of 33,334 shares of the Company’s common stock (the “CFF Warrant”) at an exercise price of $396.00 per share. The CFF Warrant is currently exercisable for 33,334 shares of the Company’s common stock and expires on January 26, 2025. Any shares of the Company’s common stock issued upon exercise of the CFF Warrant will be unregistered and subject to a one-year lock-up. The CFF Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $6,215,225 fair value of the CFF Warrant were as follows:

Risk free interest rate	2.60%
Expected dividend yield	0%
Expected term in years	7.00
Expected volatility	83.5%

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV pursuant to which K2HV may provide the Company with term loans in an aggregate principal amount of up to $50,000,000. On July 28, 2020, in connection with the funding of $20,000,000, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock at an exercise price of $208.80 per share. The K2 warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

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

16. DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into the secured Loan and Security Agreement with K2HV and received $20,000,000 upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and marked to market each reporting period after assessing the agreement under ASC 815.

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of triple CCC rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2022 to December 31, 2023 has decreased from 35% to 10%. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of loan. The Company has determined the probability from December 31, 2022 to December 31, 2023 has increased from 40% to 55%. The value of these features was determined to be approximately $36,868 at December 31, 2022 and $39,450 at December 31, 2023 which resulted in $2,582 of other expense in 2023. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liability for the year ended December 31, 2023 is presented below.

December 31, 2023
Beginning balance, December 31, 2022	$36,868
Change in fair value of derivative liabilities	2,582
Ending balance, December 31, 2023	$39,450

17. SUBSEQUENT EVENTS

Evergreen Provision

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the Board may determine that such increase will provide for a lesser number of shares. In accordance with the terms of the 2014 Plan, effective as of January 1, 2024, the number of shares of common stock available for issuance under the 2014 Plan increased by 309,658 shares, such amount being seven percent (7%) of the outstanding shares of common stock on December 31, 2023. As of January 1, 2024, the 2014 Plan had a total reserve of 1,746,215 shares and there were 899,015 shares available for future grants.

Continued Listing on The Nasdaq Capital Market

On January 8, 2024, the Staff notified the Company that it granted an extension until May 8, 2024 to regain compliance, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to the Staff, including a plan to raise additional capital.

On February 8, 2024, the Company received a notice from Nasdaq that the Company had regained compliance with the alternative continued listing standard as the Company’s market value of listed securities has been $35,000,000 or greater over the last 10 consecutive business days and that the matter was closed.

Open Market Sale Agreement

On May 31, 2023, the Company entered into the Open Market Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at-the-market offering.” As of January 29, 2024, the Company was authorized to offer and sell up to $75,000,000 of its common stock pursuant to the Open Market Sale Agreement, an increase from the previous prospectus filed on June 13, 2023 for $16,800,000. From May 31, 2023, through the date hereof, the Company has sold approximately $21,237,000 in aggregate gross proceeds of shares of its common stock under the Open Market Sale Agreement.

On January 30, 2024, the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus supplement dated January 29, 2024, related to the Company’s Common Stock issuable pursuant to the Sale Agreement, pursuant to the terms of the Sale Agreement. The Company will not make any sales of its securities pursuant to the Sale Agreement, unless and until a new shelf registration statement and prospectus supplement is filed. Other than the termination of the ATM Prospectus Supplement, the Sale Agreement remains in full force and effect.

Public Offering

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock, par value $0.0001, at a price to the public of $19.00 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of Common Stock at the public offering price. On January 31, 2024, the Representative gave notice to the Company of the Underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceed of approximately $94,500,000 and net proceeds of $88,500,000 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

K2 HealthVentures LLC Debt Conversion

On March 6, 2024, K2HV converted $1,125,000 of the outstanding loan balance into 142,857 shares of the Company's stock at a conversion price of $7.875 per share.