Form 10-K/A
period 2023-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2024-03-20
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

Corbus Pharmaceuticals Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024, only for the purpose of amending and restating Item 11 of Part III of the Original Form 10-K to include certain information which was inadvertently omitted in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.1 and 31.2, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act of 1934 (the “Exchange Act”). Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment No. 1.

Except for the changes to Item 11 of Part III and the filing of related certifications added to the list of Exhibits in Item 15 of Part IV, this Amendment No. 1 makes no changes to the Original Form 10-K.

In addition, no other information has been updated for any subsequent events occurring after March 12, 2024, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Amendment No. 1 to “Corbus,” the “Company,” “we,” “us,” or “our” mean Corbus Pharmaceuticals Holdings, Inc. and its subsidiaries unless we state otherwise, or the context otherwise indicates.

TABLE OF CONTENTS

ITEM		Page
	PART III
11.	Executive Compensation	1

	PART IV
15.	Exhibits and Financial Statement Schedules	8

PART III

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

	Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Securities Underlying Unexercised Unearned		Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Options (#)		Price ($)	Date
Yuval Cohen	7,179	(1)	-	(1)	-		$4.97	1/28/2024
	9,091	(2)	-	(2)	-		$30.00	4/11/2024
	21,000	(3)	-	(3)	2,334	(3)	$30.00	10/22/2024
	17,667	(4)	-	(4)	-		$42.00	1/7/2026
	5,000	(5)	-	(5)	-		$261.30	10/6/2026
	12,583	(6)	-	(6)	-		$271.50	3/1/2027
	14,583	(7)	-	(7)	-		$250.50	1/4/2028
	18,833	(8)	-	(8)	-		$225.90	1/18/2029
	19,968	(9)	1,332	(9)	-		$135.90	3/6/2030
	45,166	(10)	18,600	(10)	-		$77.40	2/2/2031
	22,759	(12)	26,898	(12)	-		$14.10	2/1/2032
	-	(13)	66,318	(13)	-		$4.26	2/13/2033
Sean Moran	1,787	(2)	-	(2)	-		$30.00	4/11/2024
	3,525	(3)	-	(3)	392	(3)	$30.00	10/22/2024
	2,917	(4)	-	(4)	-		$42.00	1/7/2026
	2,500	(5)	-	(5)	-		$261.30	10/6/2026
	1,917	(6)	-	(6)	-		$271.50	3/1/2027
	2,917	(7)	-	(7)	-		$250.50	1/4/2028
	3,250	(8)	-	(8)	-		$225.90	1/18/2029
	3,531	(9)	236	(9)	-		$135.90	3/6/2030
	14,510	(10)	5,976	(10)	-		$77.40	2/2/2031
	8,225	(12)	9,722	(12)	-		$14.10	2/1/2032
	-	(13)	31,155	(13)	-		$4.26	2/13/2033
Rachael Brake	8,333	(11)	8,334	(11)	-		$22.50	12/6/2031
	8,720	(12)	10,307	(12)	-		$14.10	2/1/2032
	-	(13)	46,667	(13)	-		$4.26	2/13/2033

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan Holmer (2)	76,250	44,407	120,657
Avery Catlin (3)	67,500	44,407	111,907
Rachelle Jacques (4)	60,014	44,407	104,421
John Jenkins (5)	65,333	44,407	109,740
Peter Salzmann (6)	45,000	44,407	89,407
Anne Altmeyer (7)	46,104	44,407	90,511
Yong Ben (8)	37,440	56,766	94,206

(1)

Amounts reflect the aggregate grant date fair value of each stock option granted in 2023, in accordance with the Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Holmer was 21,073.

(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Catlin was 20,444.

(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Ms. Jacques was 16,560.

(5)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Dr. Jenkins was 16,560.

(6)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Dr. Salzmann was 15,403.

(7)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Dr. Altmeyer was 10,607.

(8)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Dr. Ben was 10,607.

Non-Employee Director Compensation Policy

Our Board has approved a director compensation policy for our non-employee directors. Other than reimbursement for reasonable expenses incurred in connection with attending Board and committee meetings, this policy provides for the following cash compensation effective May 2022:

•
each non-employee director is entitled to receive an annual fee from us of $40,000;
•
the chair of our Board will receive an annual fee from us of $30,000;
•
the chair of our audit committee will receive an annual fee from us of $20,000;
•
the chair of our compensation committee will receive an annual fee from us of $15,000;
•
the chair of our nominating and corporate governance committee will receive an annual fee from us of $10,000; and
•
each non-chairperson member of the audit committee, the compensation committee, and the nominating and corporate governance committee will receive annual fees from us of $10,000, $7,500, and $5,000, respectively.

Each non-employee director receives an annual equity award grant in an amount and on vesting terms, if applicable, to be determined annually by our Compensation Committee in consultation with an independent compensation consultant under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future (the “Annual Non-Employee Director Grant”). Each non-employee director that joins our Board receives an initial grant to purchase that number of shares of our common stock under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, equal to two times the Annual Non-Employee Director Grant, which shall vest one year from the grant date, or other award with equivalent value and vesting terms to be determined by the Compensation Committee. Upon a change in control, as defined in our equity incentive plan, 100% of the shares underlying these options shall become vested and exercisable immediately prior to such change in control.

Scientific Advisory Board Compensation

We do not currently have a policy regarding compensation for our scientific advisory board members; however, each member of the scientific advisory board is eligible to receive a payment of $50,000 per year and an initial grant of 1,500 options to purchase shares of our common stock at the fair market value on the date of grant.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP (PCAOB ID: 274 and Location: Iselin, New Jersey) appear at pages F-2 through F-28 following the Exhibit List of the Original Form 10-K as required by Part II, Item 8 “Financial Statements and Supplementary Data”.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included in the Original Form 10-K.

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

10.20

Separation and Release Agreement between the Company and Robert Discordia, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020).†

10.21

License Agreement between the Company and Milky Way BioPharma, LLC, dated May 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).#

10.22

License Agreement between the Company and The Regents of the University of California, dated May 26, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).#

10.23

Separation and General Release Agreement between the Company and Barbara White, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2021). †

10.24

Employment Agreement between the Company and Rachael Brake, effective as of December 6, 2021(incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022). †

10.25

Form of Fourth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2022). †

10.26

Form of Fifth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2022). †

10.27

Form of Second Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Craig Millian (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2022). †

10.28

Second Amendment to Loan and Security Agreement, dated as of July 28, 2020, by and between Corbus Pharmaceuticals Holdings, Inc., Corbus Pharmaceuticals, Inc., K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

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

10.33	Form of Service Agreement between Corbus International Limited and Dominic Smethurst, dated February 27, 2024.*** †

21.1		List of Subsidiaries of the Company.***

23.1		Consent of EisnerAmper LLP.***

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).****

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).****

97.1		Compensation Recovery Policy.*** †

101.INS	Inline	Inline XBRL Instance Document.*** – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL***

* Filed herewith.

** Furnished, not filed.

*** Previously filed.

**** Previously furnished.

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

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 20, 2024	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)