Form 10-Q
period 2024-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2024-05-07
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, 10,686,693 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$14,103,120	$13,723,681
Investments	106,000,091	7,182,325
Restricted cash	284,950	192,475
Prepaid expenses and other current assets	1,308,336	2,447,549
Total current assets	121,696,497	23,546,030
Restricted cash	384,950	477,425
Property and equipment, net	821,526	973,214
Operating lease right-of-use assets	2,841,189	3,062,920
Other assets	—	212,804
Total assets	$125,744,162	$28,272,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$189,818	$300,664
Accounts payable	2,081,812	3,178,516
Accrued expenses	9,398,225	11,030,506
Derivative liability	10,882	39,450
Operating lease liabilities, current	1,477,669	1,436,723
Current portion of long-term debt	12,764,915	15,908,214
Total current liabilities	25,923,321	31,894,073
Other long-term liabilities	—	44,411
Operating lease liabilities, noncurrent	2,855,140	3,238,631
Total liabilities	28,778,461	35,177,115
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 10,507,237 and 4,423,683 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,050	442
Additional paid-in capital	540,875,910	429,780,375
Accumulated deficit	(443,582,754)	(436,683,983)
Accumulated other comprehensive loss	(328,505)	(1,556)
Total stockholders’ equity (deficit)	96,965,701	(6,904,722)
Total liabilities and stockholders’ equity	$125,744,162	$28,272,393

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$5,761,494	$13,388,343
General and administrative	3,861,251	3,908,682
Total operating expenses	9,622,745	17,297,025
Operating loss	(9,622,745)	(17,297,025)
Other income (expense), net:
Other income, net	2,909,097	229,507
Interest expense, net	(177,015)	(678,022)
Change in fair value of derivative liability	28,568	—
Foreign currency transaction (loss) gain, net	(36,676)	728
Other income (expense), net	2,723,974	(447,787)
Net loss	$(6,898,771)	$(17,744,812)
Net loss per share, basic and diluted	$(0.83)	$(4.24)
Weighted average number of common shares outstanding, basic and diluted	8,310,508	4,181,556

Comprehensive loss:
Net loss	$(6,898,771)	$(17,744,812)
Other comprehensive (loss) income :
Change in unrealized (loss) gain on marketable debt securities	(326,949)	57,623
Total other comprehensive (loss) income	(326,949)	57,623
Total comprehensive loss	$(7,225,720)	$(17,687,189)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$442	$429,780,375	$(436,683,983)	$(1,556)	$(6,904,722)
Issuance of common stock, net of issuance costs of $6,861,543	5,913,138	592	108,761,932	—	—	108,762,524
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	14	1,124,986	—	—	1,125,000
Issuance of common stock upon exercise of stock options	24,231	2	226,601	—	—	226,603
Issuance of common stock upon vesting of restricted stock	3,328	—	—	—	—	—
Stock-based compensation expense	—	—	982,016	—	—	982,016
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(326,949)	(326,949)
Net loss	—	—	—	(6,898,771)	—	(6,898,771)
Balance at March 31, 2024	10,507,237	$1,050	$540,875,910	$(443,582,754)	$(328,505)	$96,965,701

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$417	$425,196,359	$(392,080,667)	$(126,092)	$32,990,017
Stock-based compensation expense	—	—	1,026,379	—	—	1,026,379
Issuance of common stock upon exercise of stock options	43,836	5	129,740	—	—	129,745
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	57,623	57,623
Net loss	—	—	—	(17,744,812)	—	(17,744,812)
Balance at March 31, 2023	4,215,133	$422	$426,352,478	$(409,825,479)	$(68,469)	$16,458,952

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,898,771)	$(17,744,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	982,016	1,026,379
Depreciation expense	151,688	181,870
Net amortization on discount of investments	(909,495)	(201,908)
Loss (gain) on foreign currency transaction	34,475	(2,917)
Amortization of debt discount	187,670	201,123
Change in fair value of derivative liability	(28,568)	-
Realized loss on investments	505	1,561
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1,228,992	(561,219)
Decrease (increase) in other assets	212,804	(27,090)
Decrease in operating lease right-of-use asset	221,731	195,784
(Decrease) increase in other long-term liabilities	(44,411)	2,500,000
Decrease in accounts payable	(1,131,178)	(848,056)
(Decrease) increase in accrued expenses	(1,632,281)	469,050
Decrease in operating lease liabilities	(342,545)	(304,737)
Net cash used in operating activities	(7,967,368)	(15,114,972)
Cash flows from investing activities:
Purchases of investments	(105,897,725)	(13,308,006)
Proceeds from sales and maturities of investments	7,662,000	18,857,710
Net cash (used in) provided by investing activities	(98,235,725)	5,549,704
Cash flows from financing activities:
Proceeds from issuance of common stock	115,589,985	37,056
Repayment of notes payable	(110,846)	(150,066)
Repayment of long-term borrowings	(2,205,969)	—
Issuance costs paid for common stock financings	(6,690,638)	—
Net cash provided by (used in) financing activities	106,582,532	(113,010)
Net increase (decrease) in cash, cash equivalents, and restricted cash	379,439	(9,678,278)
Cash, cash equivalents, and restricted cash at beginning of the period	14,393,581	17,672,615
Cash, cash equivalents, and restricted cash at end of the period	$14,773,020	$7,994,337
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$547,375	$641,458
Proceeds from issuance of common stock not yet received	$—	$92,689
Common stock issuance costs not yet paid	$170,668	$—
Issuance of common stock for conversion of convertible debt	$1,125,000	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of March 31, 2024 and the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024 (the “2023 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements in this Form 10-Q are consistent with those discussed in Note 3, “Significant Accounting Policies,” in our 2023 Annual Report.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2024, had an accumulated deficit of approximately $443,583,000. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $120,103,000 at March 31, 2024 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of its common stock, and pursuant to which Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. As of January 29, 2024, the Company was authorized to offer and sell up to $75,000,000 of its common stock pursuant to the Open Market Sale Agreement and during the three months ended March 31, 2024, the Company sold 939,388 shares of its common stock for which the Company received gross proceeds of approximately $21,123,000, less issuance costs incurred of approximately $972,000 (see Note 12).

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice to the Company of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceeds of approximately $94,500,000 and net proceeds of $88,600,000 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

The Company filed a new shelf registration statement and prospectus supplement effective March 20, 2024 for which the Company is authorized to offer and sell up to $150,000,000 of its common stock pursuant to the Open Market Sale Agreement. During the three months ended March 31, 2024, the Company had not made any sales under this shelf registration statement and prospectus supplement.

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At March 31, 2024 and December 31, 2023, cash equivalents were comprised of money market funds, commercial paper, and other debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of March 31, 2024 included security for a stand-by letter of credit issued in favor of a landlord for $669,900 of which $284,950 was classified in current assets and $384,950 was classified in noncurrent assets as of March 31, 2024.

Cash, cash equivalents, and restricted cash consist of the following:

	March 31, 2024	December 31, 2023
Cash	$4,956,832	$4,028,733
Cash equivalents	9,146,288	9,694,948
Cash and cash equivalents	14,103,120	13,723,681

Restricted cash, current	284,950	192,475
Restricted cash, noncurrent	384,950	477,425
Restricted cash	669,900	669,900
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$14,773,020	$14,393,581

As of March 31, 2024, the Company’s cash and cash equivalents held in the United States ("U.S.") was approximately $9,274,000 and approximately $4,829,000 of cash was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2023, all of the Company’s cash was held in the U.S., except for approximately $3,772,000 of cash which was held in its subsidiaries in the United Kingdom and Australia.

Our foreign subsidiaries in the United Kingdom and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. In the period ending March 31, 2024, the Company received refundable research and development credits from foreign tax authorities of approximately $2,543,000 that were recorded in other income (expense), net. No future conditions impact the recognition of these tax credits.

4. INVESTMENTS

The following table summarizes the Company’s investments as of March 31, 2024:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$15,848,555	$—	$(34,351)	$15,814,204
Corporate debt securities	90,479,731	5,178	(299,022)	90,185,887
Total	$106,328,286	$5,178	$(333,373)	$106,000,091

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of March 31, 2024:

	Amortized Cost	Fair Value

Maturing in one year or less	$62,499,737	$62,371,492
Maturing after one year but less than three years	43,828,549	43,628,599
	$106,328,286	$106,000,091

The following table summarizes the Company’s investments as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Corporate debt securities	7,183,066	679	(1,420)	7,182,325
Total	$7,183,066	$679	$(1,420)	$7,182,325

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2023:

	Amortized Cost	Fair Value

Maturing in one year or less	$7,183,066	$7,182,325
	$7,183,066	$7,182,325

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024:

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$7,327,907	$—	$—	$7,327,907
Corporate debt securities	—	1,818,381	—	1,818,381
Investments:
Commercial paper	—	15,814,204	—	15,814,204
Corporate debt securities	—	90,185,887	—	90,185,887
	$7,327,907	$107,818,472	$—	$115,146,379

Liabilities:
Derivative liabilities	$—	$—	$10,882	$10,882

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $250,000 upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18,400,000 for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions.

The Company entered into a license agreement (the “Milky Way License Agreement”) with Milky Way BioPharma, LLC (“Milky Way”), a subsidiary of Panorama Research Inc., effective May 25, 2021. Pursuant to the Milky Way License Agreement, the Company received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which the Company is referring to as CRB-602. Under the terms of the Milky Way License Agreement, the Company will have sole responsibility for research, development, and commercialization of any Licensed Products, and Company has agreed to use commercially reasonable efforts to perform these activities. The Milky Way Agreement may be terminated earlier in specified situations, including termination for material breach or termination by the Company with advance notice. A notice of termination without reason was executed by the Company and sent to Milky Way on January 25, 2024, terminating the Milky Way Agreement effective as of July 23, 2024.

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

In consideration for the license and other rights granted to the Company under the UCSF License Agreement, the Company paid The Regents a license issue fee of $1,500,000. In consideration for the additional antibody patents granted to the Company, the Company paid The Regents a license issue fee of $750,000, payable in two equal installments of $375,000 (first payment paid during the first quarter 2023 and the second payment paid during the first quarter 2024).

The Company further amended the UCSF License Agreement with The Regents effective August 14, 2023 to incorporate certain new technology rights and amend the payment schedule for the development milestone for the filing of patent rights and the development milestone for the filing of an Investigational New Drug ("IND").

In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $153,150,000 in potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50,000 for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by the Company from sublicensees or in connection with the sale of the licensed program.

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

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. As of March 31, 2024, the Company has accrued license costs of $4,525,000 included within accrued expenses on the condensed consolidated balance sheet related to the remaining $2,500,000 due to CSPC under the CSPC License Agreement for an upfront license payment and $2,025,000 due to The Regents under the UCSF License Agreement for achieved milestone payments ($400,000 due on June 30, 2024 and $1,625,000 due on December 30, 2024 based upon the amended payment schedule). The research and development expense associated with these accruals were recorded in prior periods when the milestones were achieved. For the three months ended March 31, 2024, no additional milestone payments have been achieved under any of the above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Computer hardware and software	$83,711	$83,711
Office furniture and equipment	1,113,980	1,113,980
Leasehold improvements	3,330,855	3,330,855
Property and equipment, gross	4,528,546	4,528,546
Less: accumulated depreciation	(3,707,020)	(3,555,332)
Property and equipment, net	$821,526	$973,214

Depreciation expense was $151,688 and $181,870 for the three months ended March 31, 2024 and 2023, respectively.

The Company notes no impairment charges were taken in the three months ended March 31, 2024 and 2023.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2024, the following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2024:

2024	$1,316,516
2025	1,794,889
2026	1,688,145
Total lease payments	4,799,550

Less: imputed interest	(466,741)
Total	$4,332,809

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it is in the process of being terminated early. As the Company does not expect to receive any additional sublease rent payments, rent receivables of approximately $250,000 included in other assets were reversed. The Company recorded sublease expense of $168,394 for the three months ended March 31, 2024 and sublease income of $55,133 for the three months ended March 31, 2023 was recognized and offset against rent expense.

9. NOTES PAYABLE

D&O Financing

In November 2023, the Company entered into a loan agreement with a financing company for $373,320 to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $38,741 over a 10-month period. Interest accrues on this loan at an annual rate of 8.15%. Prepaid expenses as of March 31, 2024 and December 31, 2023, included approximately $241,967 and $345,667, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20,000,000 upon signing. The loan matures on August 1, 2024 and the Company is obligated to make interest only payments for the first 24 months and then interest and equal principal payments for the next 24 months commencing on September 1, 2022. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. The Amended Loan and Security Agreement deferred the commencement of principal repayments by a one-year period from September 1, 2022 to September 1, 2023 and if the Company raises at least $30 million in net proceeds through capital raising transactions, the commencement of principal repayments will be deferred by an additional six months to March 1, 2024. Interest accrues at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at March 31, 2024 was 13.75%.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be a modification, thus no gain or loss was recorded.

Pursuant to the Loan and Security Agreement, K2HV may elect to convert up to $5,000,000 of the outstanding loan balance into shares of the Company’s common stock at a conversion price of $282.00 per share. The Amended Loan and Security Agreement adjusts the conversion price of $2,000,000 of the maximum $5,000,000 convertible amount by adjusting the conversion price of $875,000 of the loan from $282.00 per share to $4.50 per share, and $1,125,000 of the loan from $282.00 per share to $7.875 per share. The remaining $3,000,000 will continue to have a conversion price of $282.00 per share. The decrease in the conversion price resulted in an increase in the fair value of the conversion option of $573,000, which was recorded as an increase to the debt discount and additional paid in capital as of December 31, 2022. On June 1, 2023, K2HV converted $875,000 of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. On March 6, 2024, K2HV converted $1,125,000 of the outstanding loan balance into 142,857 shares of the Company's stock at a conversion price of $7.875 per share. As of March 31, 2024, $3,000,000 of the outstanding loan balance remains available to convert into shares of the Company's common stock.

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

The Company is required to make a final payment in excess of the stated principal equal to $1,590,000 at the end of the loan. This payment has been amortized over the life of the loan through interest expense, net within the condensed consolidated statements of operations and comprehensive loss and is included in accrued expense on the condensed consolidated balance sheet as of March 31, 2024.

The total principal amount of the loan under the Amended Loan and Security Agreement outstanding at March 31, 2024, including the $1,590,000 final payment discussed above, is $14,562,769.

Upon the occurrence of an Event of Default (as defined in the Loan and Security Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is August 1, 2024, and the Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2024. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $2,954,000 is being charged to interest expense using the effective interest method over the term of the debt. At March 31, 2024 and December 31, 2023, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three months ended March 31, 2024 was approximately $812,000. Interest expense for the three months ended March 31, 2023 was approximately $937,000.

The net carrying amounts of the liability components consists of the following:

	March 31, 2024	December 31, 2023

Principal	$12,972,769	$16,303,738
Less: debt discount	(2,954,390)	(2,954,390)
Accretion of debt discount	2,746,536	2,558,866
Net carrying amount	$12,764,915	$15,908,214
Less: current portion of long-term debt	(12,764,915)	(15,908,214)
Total long-term debt, net of discount	$-	$-

The following table summarizes the future principal payments, including the $1,590,000 final payment, due under the current portion of long-term debt:

Quarterly Periods Ending	Principal Payments and final payment on Loan Agreement

June 30, 2024	$2,152,447
September 30, 2024	12,410,322
December 31, 2024	—
Total Fiscal Year Ending 2024		$14,562,769

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023

Accrued pre-clinical and clinical costs	$700,430	$1,449,188
Accrued product development costs	1,506,800	745,447
Accrued license costs	4,525,000	4,825,000
Accrued compensation	800,246	2,325,488
Accrued administrative costs	420,008	343,285
Accrued interest	1,445,741	1,342,098
Total	$9,398,225	$11,030,506

For the three months ended March 31, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(6,898,771)	$(17,744,812)
Weighted average number of common shares-basic	8,310,508	4,181,556
Net loss per share of common stock-basic	$(0.83)	$(4.24)

Stock options and warrants that have not been exercised and unvested restricted stock units (see Notes 13 and 14) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 10,507,237 and 4,423,683 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

On May 31, 2023, the Company entered into the Open Market Sale Agreement with Jefferies pursuant to which Jefferies is serving as the Company’s sales agent to sell shares of the Company’s common stock through an “at the market offering.” As of January 29, 2024, the Company was authorized to offer and sell up to $75,000,000 of its common stock pursuant to the Open Market Sale Agreement and during the three months ended March 31, 2024, the Company sold 939,388 shares of its common stock for which the Company received gross proceeds of approximately $21,123,000. The Company incurred total issuance costs of approximately $972,000, which have been recorded to additional paid-in capital to offset proceeds.

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock, par value $0.0001, at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice to the Company of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceed of approximately $94,500,000 and net proceeds of $88,600,000 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

The Company filed a new shelf registration statement and prospectus supplement effective March 20, 2024 for which the Company is authorized to offer and sell up to $150,000,000 of its common stock pursuant to the Open Market Sale Agreement. During the three months ended March 31, 2024, the Company had not made any sales against this shelf registration statement and prospectus supplement. During the three months ended March 31, 2023, the Company did not sell any shares of its common stock under the Open Market Sale Agreement.

During the three months ended March 31, 2024 and 2023, the Company issued 142,857 and 0 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the three months ended March 31, 2024 and 2023, the Company issued 24,231 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $226,603 and $129,745 from those exercises, respectively.

During the three months ended March 31, 2024 and 2023, the Company issued 3,328 and 0 common shares from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three months ended March 31, 2024 and 2023.

13. STOCK-BASED COMPENSATION AWARDS

In April 2014, the Company adopted the Corbus Pharmaceuticals Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the board of directors may grant incentive and nonqualified stock options and restricted stock to employees, officers, directors, consultants, and advisors. On March 14, 2024, the board of directors adopted the 2024 Equity Compensation Plan (the “2024 Plan”), subject to stockholder approval at the annual meeting of stockholders scheduled for May 16, 2024.

Pursuant to the terms of an annual evergreen provision in the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan automatically increased on January 1 of each year by at least seven percent (7%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or, pursuant to the terms of the 2014 Plan, in any year, the board of directors may determine that such increase will provide for a lesser number of shares.

In accordance with the terms of the 2014 Plan, and pursuant to the annual evergreen provision contained in the 2014 Plan, effective as of January 1, 2023, the number of shares of common stock available for issuance under the 2014 Plan increased by 291,991 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2022. As of January 1, 2023, there was a total reserve of 1,436,558 shares and 741,870 shares available for future grants. As of March 31, 2023, there were 510,671 shares available for future grants.

In accordance with the terms of the 2014 Plan, effective as of January 1, 2024, the number of shares of common stock available for issuance under the 2014 Plan increased by 309,658 shares, which was seven percent (7%) of the outstanding shares of common stock on December 31, 2023. As of January 1, 2024, there was a total reserve of 1,746,215 shares and 899,015 shares available for future grants. On March 14, 2024, the board of directors approved the 2024 Plan and determined to cease the grant of any new awards under the 2014 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2024	2023

Research and development expenses	$135,773	$93,922
General and administrative expenses	846,243	932,457
Total stock-based compensation	$982,016	$1,026,379

The total stock-based compensation expense recognized by award type was as follows:

	Three Months Ended March 31,
	2024	2023

Stock options	$830,349	$1,023,741
Restricted stock units	151,667	2,638
Total stock-based compensation	$982,016	$1,026,379

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.22%	3.85%
Expected dividend yield	0%	0%
Expected term in years (employee options)	6.25	6.25
Expected volatility	123.75%	100.13%

A summary of stock option activity for the three months ended March 31, 2024 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	708,762	$63.96
Granted	200,119	23.79
Exercised	(24,231)	—
Forfeited or canceled	(54,879)	9.29
Expired	(8,967)	107.10
Outstanding at March 31, 2024	820,804	$58.96	7.01	$12,295,938
Exercisable at March 31, 2024	432,919	$93.95	5.05	$3,973,340

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $21.25 and $3.44 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $724,213 and $92,689, respectively. As of March 31, 2024, there was $6,107,211 of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. Pursuant to the 2014 Plan, the Company grants RSUs with service conditions that vest in four equal annual installments provided that the employee remains employed with the Company on the vesting date.

A summary of RSU activity for the three months ended March 31, 2024 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,911	$5.14
Granted	200,123	$23.79
Forfeited	(2,193)	$17.15
Vested	(3,348)	$4.26
Unvested at March 31, 2024	212,493	$22.59

As of March 31, 2024, there was $4,648,917 of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.42 years.

14. WARRANTS

No warrants were exercised during the three months ended March 31, 2024 and 2023.

At March 31, 2024, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 1.35 years.

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

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20,000,000, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. Any shares of the Company’s common stock issued upon exercise of the K2 Warrant are permitted to be settled in unregistered shares. The K2 Warrant is classified as equity as it meets all the conditions under U.S. GAAP for equity classification. In accordance with U.S. GAAP, the Company has calculated the fair value of the warrant for initial measurement and will reassess whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date. The weighted average assumptions used in determining the $472,409 fair value of the K2 Warrant were as follows:

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

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of CCC-rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2023 to March 31, 2024 has stayed consistent at 10%. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of the loan. The Company has determined the probability from December 31, 2023 to March 31, 2024 has decreased from 55% to 0%. The value of these features was determined to be approximately $10,882 at March 31, 2024, which resulted in income of $28,568 recognized in the three months ended March 31, 2024. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liability for the three months ended March 31, 2024 is presented below.

March 31, 2024
Beginning balance, December 31, 2023	$39,450
Change in fair value of derivative liabilities	(28,568)
Ending balance, March 31, 2024	$10,882

16. SUBSEQUENT EVENTS

Open Market Sale Agreement

From April 1, 2024, through the date hereof, the Company has sold 311,893 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received gross proceeds of approximately $12,280,000, less issuance costs incurred of approximately $380,000.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company,” “Corbus,” “we,” “us,” or “our”) is a precision oncology company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate (“ADC”) that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload; and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 (“CB1”) receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC targeting the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom and Australia (the “CSPC License Agreement”). The Investigational New Drug (“IND”) application for CRB-701 was cleared by the U.S. Food and Drug Administration (“FDA”) in 2022 and the drug is currently being investigated by CSPC in a Phase 1 dose-escalation clinical trial in patients with advanced solid tumors in China. On January 26, 2024, we presented data from the Phase 1 dose-escalation trial in China for the first eighteen patients reflective of the first six dose cohorts. The data was presented at ASCO-GU. The emerging clinical data shows that CRB-701 was well-tolerated and demonstrated an overall response rate ("ORR") of 43% and a disease control rate ("DCR") of 71% in the seven patients who received doses predicted to be therapeutically relevant. On April 2, 2024, the first patient in the U.S. Phase 1 clinical trial was dosed. The study is currently enrolling patients with metastatic urothelial cancer ("mUC") and other Nectin-4 enriched tumors.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. The data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. On January 9, 2024, we announced that the FDA cleared the IND for CRB-601 and we expect to enroll the first patient in a Phase 1 study in the summer of 2024.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. In a diet-induced obesity (“DIO”) mouse model, CRB-913 demonstrates a reduction in body weight, body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and improvements in liver histology. These outcomes were further improved when CRB-913 was used in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide). We are currently conducting IND-enabling studies and we expect to treat the first patient in a Phase 1 study in the first quarter of 2025.

Recent Developments

Continued Listing on The Nasdaq Capital Markets

On November 10, 2023, we received a notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) because our reported stockholders’ equity of $311,016 in our Quarterly Report on Form 10-Q for the period ended September 30, 2023 was below the required minimum of $2.5 million, and because, as of November 9, 2023 we did not meet the alternative compliance standards relating to the market value of listed securities of $35.0 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

We submitted a plan of compliance to the Staff on December 26, 2023. On January 8, 2024, the Staff notified us that it granted an extension until May 8, 2024 to regain compliance, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to the Staff, including a plan to raise additional capital.

On February 8, 2024, we received a notice from the Staff that we had regained compliance with the alternative continued listing standard because our market value of listed securities was $35.0 million or greater for at least 10 consecutive business days and that the matter was closed.

Open Market Sale Agreement

On May 31, 2023, we entered into the Open Market Sale Agreement with Jefferies pursuant to which Jefferies is serving as the sales agent to sell shares of our common stock through an “at-the-market offering.” As of January 29, 2024, we were authorized to offer and sell up to $75,000,000 of our common stock pursuant to the Open Market Sale Agreement and during the three months ended March 31, 2024, we sold 939,388 shares of our common stock and received gross proceeds of approximately $21,123,000.

Public Offering

On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative of the underwriters, relating to an underwritten public offering of 4,325,000 shares of our common stock at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceeds of approximately $94,500,000 and net proceeds of $88,600,000 after deducting underwriting discounts and commissions and other offering expenses payable by us.

Shelf Registration Statement

We filed a new shelf registration statement and prospectus supplement effective March 20, 2024 for which we are authorized to offer and sell up to $150,000,000 of our common stock pursuant to the Open Market Sale Agreement. During the three months ended March 31, 2024, we did not make any sales under this shelf registration statement and prospectus supplement.

K2 HealthVentures LLC Debt Conversion

On March 6, 2024, K2HV converted $1,125,000 of the outstanding loan balance into 142,857 shares of our common stock at a conversion price of $7.875 per share.

Financial Operations Overview

We are a precision oncology company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at March 31, 2024, we had an accumulated deficit of approximately $443,583,000. Our net losses for the three months ended March 31, 2024 and 2023, were approximately $6,899,000 and $17,745,000, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to decline in 2024 as compared to 2023 as the upfront cost to license CRB-701 in 2023 of $7,500,000 will not recur and we incurred significant expenses in 2023 to manufacture CRB-601 for clinical studies. We will continue to incur significant operating losses as we move into the clinical phase and, accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Research and Development. Research and development expenses for the three months ended March 31, 2024 totaled approximately $5,761,000, a decrease of $7,627,000 from approximately $13,388,000 recorded for the three months ended March 31, 2023. The decrease in first quarter 2024 as compared to first quarter 2023 was primarily attributable to a decrease of $7,500,000 in upfront licensing costs associated with the CSPC License Agreement and $1,200,000 associated with the achievement of the first development milestone under the UCSF License Agreement. These decreases were offset by an increase in contract research organizations ("CROs") costs associated with the start of the CRB-701 clinical trial in the U.S.

During 2018, we formed subsidiaries in the United Kingdom and Australia and approximately 30% and 16% of research and development expenses recorded for the three months ended March 31, 2024 and 2023, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the three months ended March 31, 2024 totaled approximately $3,861,000, a decrease of $48,000 from approximately $3,909,000 recorded for the three months ended March 31, 2023. The decrease in first quarter 2024 as compared to first quarter 2023 was primarily attributable to a decrease in salary expense of $287,000 due to permanent reductions in headcount taken in previous periods offset by an increase in franchise taxes of $151,000 as the assumed par value of the Company's capital has increased as a result of fewer shares outstanding due to the reverse stock split that occurred in 2023.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2024 was income of approximately $2,724,000, an increase of $3,172,000 from an expense of approximately $448,000 recorded for the three months ended March 31, 2023. The increase in first quarter 2024 as compared to first quarter 2023 was primarily attributable to receipt of refundable research and development credits from a foreign tax authority of approximately $2,500,000, as well as higher investment income.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2024, our accumulated deficit since inception was approximately $443,583,000.

At March 31, 2024, we had total current assets of approximately $121,696,000 and current liabilities of approximately $25,923,000, resulting in working capital of approximately $95,773,000. Of our total cash, cash equivalents, investments, and restricted cash of $120,773,000 at March 31, 2024, approximately $115,944,000 was held within the U.S.

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $7,967,000, which includes a net loss of approximately $6,899,000, adjusted for non-cash expenses of approximately $418,000 primarily related to stock-based compensation expense, and approximately $1,487,000 of cash used by net working capital items principally due to decreases in accounts payable and accrued expenses offset by an increase in prepaid expenses and other current assets.

Cash used in investing activities for the three months ended March 31, 2024 totaled approximately $98,236,000, which was principally related to purchases of marketable securities.

Cash provided by financing activities for the three months ended March 31, 2024 totaled approximately $106,583,000, which was principally related to proceeds from the issuance of common stock.

We expect our cash, cash equivalents, and investments of approximately $120,103,000 at March 31, 2024 will be sufficient to meet our operating and capital requirements to support our operations through the first quarter of 2027, based on current planned expenditures.

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

License Agreement with Jenrin

Pursuant to the terms of the license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC (“Jenrin”), we are obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin License Agreement, subject to specified reductions.

The Jenrin License Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of seven years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Jenrin License Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Jenrin License Agreement by either party, termination by Jenrin in specified circumstances, termination by Corbus with advance notice, and termination upon a party’s insolvency or bankruptcy.

License Agreement with Milky Way

Pursuant to the terms of the license agreement (the "Milky Way License Agreement") with Milky Way BioPharma, LLC (“Milky Way”), we are obligated to pay potential milestone payments to Milky Way totaling up to $53.0 million based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Milky Way royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the Milky Way License Agreement.

The Milky Way License Agreement will remain in effect on a Licensed Product-by-License Product and country-by-country basis, until the expiration of the Royalty Term of the Licensed Product in the country. The "Royalty Term" means the period beginning from the First Commercial Sale of the Licensed Product in the country until the expiration of the last-to-expire Valid Claim in any Licensor Patent in the country that covers the composition of matter of the Licensed Product, the manufacture of the Licensed Product in the country, or a method of use of the Licensed Product for an indication for which Regulatory Approval has been obtained in the country. The Milky Way License Agreement may be terminated earlier in specified situations, including termination for material breach or termination by us with advance notice. A notice of termination without reason was executed by us and sent to Milky Way on January 25, 2024, terminating the Milky Way Agreement effective as of July 23, 2024.

License Agreement with UCSF

Pursuant to the terms of the license agreement (the "UCSF License Agreement") with the Regents of the University of California, we are obligated to pay potential milestone payments totaling up to $153.15 million based upon the achievement of specified development and regulatory milestones, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50,000 for each new indication. In addition, we are obligated to pay royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF License Agreement, and any diagnostic products and services.

The UCSF License Agreement will remain in effect until the expiration or abandonment of the last of the Patent Rights licensed. The Royalty Term is the duration of Patent Rights in that country covering the applicable Licensed Product or Licensed Services Sold in the country. The UCSF License Agreement may be terminated earlier in specified situations, including termination for material breach, termination by us with advance notice, and termination upon a party's bankruptcy.

License Agreement with CSPC

Pursuant to the terms of the CSPC License Agreement with CSPC, we are obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The CSPC License Agreement will remain in effect on a Licensed Product and on a country-by-country basis, until the expiration of the Royalty Term of the Licensed Product in the country. The Royalty Term is the period beginning from the First Commercial Sale of the Licensed Product in the country until the later of the expiration of the last-to-expire Valid Claim in any Licensor Patent in the country that Covers the Licensed product, 10 years after the date of the First Commercial Sale in the country, or expiration of the Regulatory Exclusivity for the Licensed Product in the country. The CSPC License Agreement may be terminated earlier in specified situations, including termination for material breach, termination by Corbus with advance notice, and termination upon a party's bankruptcy.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On March 15, 2024, Yuval Cohen, Ph.D., the Company's Chief Executive Officer and a member of the board of directors adopted a Rule 10b5-1 plan providing for the sale of up to 117,066 shares of the Company’s common stock. Pursuant to this plan, Dr. Cohen may sell shares of common stock beginning on June 13, 2024, subject to the terms of the agreement, and the plan terminates on March 15, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Also on March 15, 2024, Sean Moran, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 42,606 shares of common stock. Pursuant to this plan, Mr. Moran may sell shares beginning on June 13, 2024, subject to the terms of the agreement, and the plan terminates on March 15, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

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

10.1

Form of Service Agreement between Corbus International Limited and Dominic Smethurst, dated February 27, 2024 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 7, 2024	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)