Form 10-Q
period 2024-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2024-08-06
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, 12,043,940 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$23,686	$13,724
Investments	123,339	7,182
Restricted cash	285	192
Prepaid expenses and other current assets	1,001	2,448
Total current assets	148,311	23,546
Restricted cash	385	478
Property and equipment, net	671	973
Operating lease right-of-use assets	2,612	3,063
Other assets	—	212
Total assets	$151,979	$28,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$77	$301
Accounts payable	1,152	3,179
Accrued expenses	10,488	11,030
Derivative liability	—	39
Operating lease liabilities, current	1,519	1,437
Loan payable	10,744	15,908
Total current liabilities	23,980	31,894
Other long-term liabilities	—	44
Operating lease liabilities, noncurrent	2,456	3,239
Total liabilities	26,436	35,177
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 11,498,917 and 4,423,683 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	579,510	429,780
Accumulated deficit	(453,580)	(436,684)
Accumulated other comprehensive loss	(388)	(1)
Total stockholders’ equity (deficit)	125,543	(6,905)
Total liabilities and stockholders’ equity	$151,979	$28,272

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,865	$4,249	$12,627	$17,637
General and administrative	4,123	3,940	7,984	7,849
Total operating expenses	10,988	8,189	20,611	25,486
Operating loss	(10,988)	(8,189)	(20,611)	(25,486)
Other income (expense), net:
Other income, net	695	183	3,604	412
Interest income	906	232	1,568	494
Interest expense	(652)	(1,008)	(1,491)	(1,948)
Change in fair value of derivative liability	11	—	39	—
Foreign currency transaction (loss) gain, net	31	(2)	(5)	(1)
Other income (expense), net	991	(595)	3,715	(1,043)
Net loss	$(9,997)	$(8,784)	$(16,896)	$(26,529)
Net loss per share, basic and diluted	$(0.90)	$(2.05)	$(1.75)	$(6.27)
Weighted average number of common shares outstanding, basic and diluted	11,053,241	4,277,701	9,681,875	4,229,894

Comprehensive loss:
Net loss	$(9,997)	$(8,784)	$(16,896)	$(26,529)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on marketable debt securities	(59)	45	(387)	103
Total other comprehensive (loss) income	(59)	45	(387)	103
Total comprehensive loss	$(10,056)	$(8,739)	$(17,283)	$(26,426)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2024	10,507,237	$1	$540,876	$(443,583)	$(329)	$96,965
Issuance of common stock, net of issuance costs	881,399	—	35,631	—	—	35,631
Issuance of common stock upon exercise of stock options	109,845	—	1,715	—	—	1,715
Issuance of common stock upon vesting of restricted stock	436	—	—	—	—	—
Stock-based compensation expense	—	—	1,288	—	—	1,288
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(59)	(59)
Net loss	—	—	—	(9,997)	—	(9,997)
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	4,215,133	$—	$426,352	$(409,825)	$(68)	$16,459
Issuance of common stock, net of issuance costs	13,164	—	103	—	—	103
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	—	875	—	—	875
Stock-based compensation expense	—	—	823	—	—	823
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	45	45
Net loss	—	—	—	(8,784)	—	(8,784)
Balance at June 30, 2023	4,422,741	$—	$428,153	$(418,609)	$(23)	$9,521

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$—	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	6,794,537	1	144,394	—	—	144,395
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	134,076	—	1,941	—	—	1,941
Issuance of common stock upon vesting of restricted stock	3,764	—	—	—	—	—
Stock-based compensation expense	—	—	2,270	—	—	2,270
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(387)	(387)
Net loss	—	—	—	(16,896)	—	(16,896)
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$—	$425,196	$(392,080)	$(126)	$32,990
Issuance of common stock, net of issuance costs	13,164	—	102	—	—	102
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	—	875	—	—	875
Issuance of common stock upon exercise of stock options	43,836	—	130	—	—	130
Stock-based compensation expense	—	—	1,850	—	—	1,850
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	103	103
Net loss	—	—	—	(26,529)	—	(26,529)
Balance at June 30, 2023	4,422,741	$—	$428,153	$(418,609)	$(23)	$9,521

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,896)	$(26,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,270	1,850
Depreciation expense	302	340
Net amortization on discount of investments	(1,867)	(279)
Amortization of debt discount	320	430
Other	(41)	(2)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1,653	(699)
Decrease (increase) in other assets	212	(57)
Decrease in operating lease right-of-use asset	451	398
(Decrease) increase in other long-term liabilities	(44)	2,500
Decrease in accounts payable	(2,027)	(664)
(Decrease) increase in accrued expenses	(542)	420
Decrease in operating lease liabilities	(701)	(624)
Net cash used in operating activities	(16,910)	(22,916)
Cash flows from investing activities:
Purchases of investments	(130,725)	(23,930)
Proceeds from sales and maturities of investments	16,050	38,287
Net cash (used in) provided by investing activities	(114,675)	14,357
Cash flows from financing activities:
Proceeds from issuance of common stock, net	146,130	207
Repayment of notes payable	(224)	(302)
Repayment of long-term borrowings	(4,359)	—
Net cash provided by (used in) financing activities	141,547	(95)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,962	(8,654)
Cash, cash equivalents, and restricted cash at beginning of the period	14,394	17,673
Cash, cash equivalents, and restricted cash at end of the period	$24,356	$9,019
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$984	$1,322
Proceeds from issuance of common stock not yet received	$—	$41
Write off of fully depreciated property and equipment	$—	$178
Common stock issuance costs not yet paid	$75	$—
Issuance of common stock for conversion of convertible debt	$1,125	$875

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of June 30, 2024 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024 (the “2023 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2024, had an accumulated deficit of approximately $453.6 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects that its cash, cash equivalents, and investments of approximately $147.0 million at June 30, 2024 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company to, among other things, delay, scale back or eliminate some or all of the Company’s planned clinical or pre-clinical trials. Refer to Note 12 for additional information related to the Company's recent financings.

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At June 30, 2024 and December 31, 2023, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of June 30, 2024 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million of which $0.3 million was classified in current assets and $0.4 million was classified in noncurrent assets as of June 30, 2024.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$4,502	$4,029
Cash equivalents	19,184	9,695
Cash and cash equivalents	23,686	13,724

Restricted cash, current	285	192
Restricted cash, noncurrent	385	478
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,356	$14,394

As of June 30, 2024, the Company’s cash and cash equivalents held in the U.S. was approximately $19.4 million and approximately $4.3 million of cash was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2023, all of the Company’s cash was held in the U.S., except for approximately $3.8 million of cash which was held in its subsidiaries in the United Kingdom and Australia.

Our foreign subsidiaries in the United Kingdom and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. The Company received no refundable research and development credits from foreign tax authorities for the three months ended June 30, 2024 and 2023 and $2.5 million for the six months ended June 30, 2024 recorded in other income (expense), net. No future conditions impact the recognition of these tax credits.

4. INVESTMENTS

The following table summarizes the Company’s investments as of June 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$10,428	$-	$(42)	$10,386
U.S. government agency securities	23,908	-	(127)	23,781
Corporate debt securities	89,388	1	(217)	89,172
Total	$123,724	$1	$(386)	$123,339

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of June 30, 2024 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$97,800	$97,574
Maturing after one year but less than three years	25,924	25,765
	$123,724	$123,339

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Corporate debt securities	7,182	1	(1)	7,182
Total	$7,182	$1	$(1)	$7,182

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$7,182	$7,182
	$7,182	$7,182

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$13,257	$—	$—	$13,257
Corporate debt securities	—	5,927	—	5,927
Investments:
U.S. Treasury securities	—	10,386	—	10,386
U.S. government agency securities	—	23,781	—	23,781
Corporate debt securities	—	89,172	—	89,172
	$13,257	$129,266	$—	$142,523

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$7,833	$—	$—	$7,833
Corporate debt securities	—	1,862	—	1,862
Investments:
Corporate debt securities	—	7,182	—	7,182
	$7,833	$9,044	$—	$16,877

Liabilities:
Derivative liabilities	$—	$—	$39	$39

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $0.3 million upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions.

The Company entered into a license agreement (the “Milky Way License Agreement”) with Milky Way BioPharma, LLC (“Milky Way”), a subsidiary of Panorama Research Inc., effective May 25, 2021. Pursuant to the Milky Way License Agreement, the Company received an exclusive license, under certain patent rights and know-how owned or controlled by Milky Way, to develop, commercialize, and otherwise exploit products containing antibodies against integrin αvβ6 and/or integrin αvβ8 (“Licensed Products”), one of which the Company is referring to as CRB-602. Under the terms of the Milky Way License Agreement, the Company had sole responsibility for research, development, and commercialization of any Licensed Products, and the Company had agreed to use commercially reasonable efforts to perform these activities. The Milky Way Agreement may be terminated earlier in specified situations, including termination for material breach or termination by the Company with advance notice. A notice of termination without reason was executed by the Company and sent to Milky Way on January 25, 2024, terminating the Milky Way Agreement effective as of July 23, 2024.

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

In consideration for the license and other rights granted to the Company under the UCSF License Agreement, the Company paid The Regents a license issue fee of $1.5 million. In consideration for the additional antibody patents granted to the Company, the Company paid The Regents a license issue fee of $0.8 million, paid in two equal installments of $0.4 million.

The Company further amended the UCSF License Agreement with The Regents effective August 14, 2023 to incorporate certain new technology rights and amend the payment schedule for the development milestone for the filing of patent rights and the development milestone for the filing of an Investigational New Drug ("IND").

In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $153.2 million in potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by the Company from sublicensees or in connection with the sale of the licensed program.

The Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage antibody drug conjugate targeting Nectin-4, which the Company is referring to as CRB-701, in the U.S., Canada, the European Union (including the European Free Trade Area), the United Kingdom, and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company will pay CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter 2023 followed by a $2.5 million payment due in August 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. As of June 30, 2024, the Company has accrued license costs of $4.1 million included within accrued expenses on the condensed consolidated balance sheet related to the remaining $2.5 million due to CSPC under the CSPC License Agreement for an upfront license payment and $1.6 million due to The Regents under the UCSF License Agreement for achieved milestone payments (due on December 30, 2024 based upon the amended payment schedule). For the three and six months ended June 30, 2024, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements. Research and development expenses associated with upfront payments and clinical milestones were $0 and $9.1 million, respectively, for the three and six months ended June 30, 2023.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer hardware and software	$84	$84
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,529	4,529
Less: accumulated depreciation	(3,858)	(3,556)
Property and equipment, net	$671	$973

Depreciation expense was $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively and $0.3 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

The Company notes no impairment charges were taken in the three and six months ended June 30, 2024 and 2023.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2024, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2024 (in thousands):

2024	$878
2025	1,795
2026	1,688
Total lease payments	4,361

Less: imputed interest	(386)
Total	$3,975

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it was terminated on June 24, 2024. The Company notes sublease income of $0 and $0.1 million for the three months ended June 30, 2024 and 2023, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively was recognized and offset against rent expense.

9. NOTES PAYABLE

D&O Financing

In November 2023, the Company entered into a loan agreement with a financing company for $0.4 million to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39.0 thousand over a 10-month period. Interest accrues on this loan at an annual rate of 8.15%. Prepaid expenses as of June 30, 2024 and December 31, 2023, included approximately $0.1 million and $0.3 million, respectively, related to the underlying insurance policy being financed.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20.0 million upon signing. The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. Interest payments are made monthly and accrue at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%, in each case, subject to a step-down of 25 basis points upon the funding of the second tranche. The interest rate used at June 30, 2024 was 13.75%.

Pursuant to the Amended Loan and Security Agreement, K2HV may elect to convert up to $5.0 million of the outstanding loan balance into shares of the Company’s common stock at conversion prices as follows: $0.9 million of the loan at $4.50 per share, $1.1 million at $7.875 per share, and $3.0 million at $282.00 per share. On June 1, 2023, K2HV converted $0.9 million of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. On March 6, 2024, K2HV converted $1.1 million of the outstanding loan balance into 142,857 shares of the Company's stock at a conversion price of $7.875 per share. As of June 30, 2024, $3.0 million of the outstanding loan balance remains available to convert into shares of the Company's common stock.

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,873 common shares (the “K2 Warrant”) at an exercise price of $208.80 (the “Warrant Price”). The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030.

The Company is required to make a final payment in excess of the stated principal equal to $1.6 million at the end of the loan. This payment has been amortized over the life of the loan through interest expense, net within the condensed consolidated statements of operations and comprehensive loss and is included in accrued expense on the condensed consolidated balance sheet as of June 30, 2024.

The Loan and Security Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2024. The obligations under the Loan and Security Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the obligations of the Company under the Loan and Security Agreement.

The total debt discount related to the Amended Loan and Security Agreement of approximately $3.0 million is being charged to interest expense using the effective interest method over the term of the debt. At June 30, 2024 and December 31, 2023, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and six months ended June 30, 2024 was approximately $0.6 million and $1.5 million, respectively. Interest expense for the three and six months ended June 30, 2023 was $1.0 million and $1.9 million, respectively.

The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Principal	$10,820	$16,304
Less: debt discount	(2,954)	(2,954)
Accretion of debt discount	2,878	2,558
Net carrying amount	$10,744	$15,908

As of June 30, 2024, the total principal amount of the loan under the Amended Loan and Security Agreement outstanding at June 30, 2024 is $12.4 million. This is comprised of $10.8 million principal amount outstanding at June 30, 2024 and the $1.6 million final payment discussed above. The Company made a monthly payment on the principal balance of $0.7 million on July 1, 2024. On August 1, 2024, the loan matured and the Company made a final payment in the amount of $11.8 million, which represents $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Accrued pre-clinical and clinical costs	$1,174	$1,449
Accrued product development costs	737	745
Accrued license costs	4,125	4,825
Accrued compensation	2,297	2,326
Accrued administrative costs	625	343
Accrued interest	1,530	1,342
Total	$10,488	$11,030

For the three and six months ended June 30, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,997)	$(8,784)	$(16,896)	$(26,529)
Weighted average number of common shares-basic	11,053,241	4,277,701	9,681,875	4,229,894
Net loss per share of common stock-basic	$(0.90)	$(2.05)	$(1.75)	$(6.27)

Stock options and warrants that have not been exercised and unvested restricted stock units (see Notes 13 and 14) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 11,498,917 and 4,423,683 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Public Offering

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies LLC (“Jefferies”), as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock, par value $0.0001, at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice to the Company of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceeds of approximately $94.5 million and net proceeds of $88.6 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies, as sales agent. Under the Open Market Sale Agreement, the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “2024 Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell common stock in amounts and at times to be determined by the Company subject to the terms and conditions of the Open Market Sale Agreement, but the Company has no obligation to sell any of the common stock in the 2024 Open Market Offering.

The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses.

During the three and six months ended June 30, 2024, the Company sold an aggregate of 881,399 and 1,820,787 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $55.8 million, respectively. As of June 30, 2024, approximately $113.2 million was available for issuance and sale under the 2024 Open Market Offering.

During the three and six months ended June 30, 2023, the Company sold an aggregate of 13,164 shares of common stock under the Open Market Sale Agreement, for net proceeds of approximately $0.1 million.

Other Common Stock Transactions

During the three and six months ended June 30, 2024, the Company issued 0 and 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the three and six months ended June 30, 2023, the Company issued 194,444 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement.

During the three and six months ended June 30, 2024, the Company issued 109,845 and 134,076 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $1.7 million and $1.9 million from those exercises, respectively.

During the three and six months ended June 30, 2023, the Company issued 0 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0 and $0.1 million from those exercises, respectively.

During the three and six months ended June 30, 2024, the Company issued 436 and 3,764 common shares from the vesting of shares from restricted stock under the 2014 Plan. No shares of common shares were issued during the three and six months ended June 30, 2023 from the vesting of shares from restricted stock under the 2014 Plan.

No warrants were exercised during the three and six months ended June 30, 2024 and 2023.

13. STOCK-BASED COMPENSATION AWARDS

On May 16, 2024, the Company's stockholders approved the 2024 Equity Compensation Plan (the “2024 Plan”) authorizing the issuance of up to 2,000,000 shares, succeeding the 2014 Equity Incentive Plan (the “2014 Plan”), under which no further grants may be made pursuant to the terms of the 2014 Plan. Pursuant to the 2024 Plan, the board of directors may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

Under the terms of the 2024 Plan and 2014 Plan, the Company granted stock options and RSUs to employees, officers, non-employee directors, consultants and advisors. Stock options have a ten-year term and an exercise price equal to the fair market value of a share of our common stock on the grant date. Stock options generally vest over four years with 25% vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, except for grants to non-employee directors that vest annually. RSUs generally vest over a period of one to four years in annual installments beginning on the first anniversary of the grant date.

As of June 30, 2024, an aggregate of 913,325 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of June 30, 2024, an aggregate of 73,462 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 1,926,538 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development expenses	$268	$96	$404	$190
General and administrative expenses	1,020	727	1,866	1,660
Total stock-based compensation	$1,288	$823	$2,270	$1,850

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Stock options	$892	$819	$1,722	$1,843
Restricted stock units	396	4	548	7
Total stock-based compensation	$1,288	$823	$2,270	$1,850

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes stock option pricing model that uses the assumptions noted in the following table, except for the expected term for non-employees as noted in the following paragraph. The expected term of employee and non-employee director stock options granted under the 2014 Plan and 2024 Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among our employee population. For non-employee stock options, excluding directors, the Company has elected to utilize the contractual term as the expected term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with that used to value the stock option. The Company accounts for forfeitures as they occur.

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.25%	3.81%
Expected dividend yield	0%	0%
Expected term in years (employee options)	6.19	6.25
Expected volatility	124.31%	101.33%

A summary of stock option activity for the six months ended June 30, 2024 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	708,762	$63.96
Granted	236,850	27.22
Exercised	(134,076)	14.48
Forfeited or canceled	(54,879)	9.29
Expired	(18,678)	70.73
Outstanding at June 30, 2024	737,979	$65.05	7.27	$12,172
Exercisable at June 30, 2024	370,025	$106.89	5.43	$3,458

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $24.30 and $4.20 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was approximately $4.1 million and $0.1 million, respectively. As of June 30, 2024, there was approximately $6.7 million of total unrecognized compensation expense, related to non-vested share-based stock option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a weighted average period of 1.53 years as of June 30, 2024.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the six months ended June 30, 2024 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,911	$5.14
Granted	236,854	$26.85
Forfeited	(2,193)	$17.15
Vested	(3,764)	$4.89
Unvested at June 30, 2024	248,808	$25.71

As of June 30, 2024, there was $5.9 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.12 years.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2024 and 2023.

At June 30, 2024, there were warrants outstanding to purchase 50,207 shares of common stock with a weighted average exercise price of $283.81 and a weighted average remaining life of 1.11 years.

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

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the “K2 Warrant”) at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030.

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 14,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $32.10 per share. The Warrants became fully vested on October 19, 2021 and expire on November 3, 2025.

15. DERIVATIVE LIABILITY

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into the secured Loan and Security Agreement with K2HV and received $20.0 million upon signing. The Company has determined that a prepayment feature and default feature needed to be separately valued and marked to market each reporting period after assessing the agreement under ASC 815.

The value of these features is determined each reporting period by taking the present value of net cash flows with and without the prepayment features. The significant assumption used to determine the fair value of the debt without any features is the discount rate which has been estimated by using published market rates of CCC-rated public companies. All other inputs are taken from the Loan and Security Agreement. The additional significant assumptions used when valuing the prepayment feature is the probability of a change of control event. The Company has determined the probability from December 31, 2023 to June 30, 2024 has decreased from 10% to 0%. The additional significant assumption used when valuing the default feature is the probability of defaulting on the repayment of the loan. The Company has determined the probability from December 31, 2023 to June 30, 2024 has decreased from 55% to 0%. The value of these features was determined to be $0 at June 30, 2024, which resulted in income of $39.0 thousand recognized in the six months ended June 30, 2024. The Company considers the fair value of the derivative liability to be Level 3 under the three-tier fair value hierarchy.

A roll forward of the fair value of the derivative liabilities for the six months ended June 30, 2024 is presented below (in thousands).

June 30, 2024
Beginning balance, December 31, 2023	$39
Change in fair value of derivative liabilities	(39)
Ending balance, June 30, 2024	$—

16. SUBSEQUENT EVENTS

Open Market Sale Agreement

From July 1, 2024 through August 1, 2024, the Company has sold approximately 544,295 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $28.8 million.

Loan and Security Agreement with K2 HealthVentures LLC

The loan from K2HV matured on August 1, 2024 and the Company made the final payment in the amount of $11.8 million, which represents $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest.

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

Our oncology pipeline:

•
CRB-701 is a next-generation ADC targeting the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom and Australia (the “CSPC License Agreement”). The Investigational New Drug (“IND”) application for CRB-701 was cleared by the U.S. Food and Drug Administration (“FDA”) in 2022 and the drug is currently being investigated by CSPC in a Phase 1 dose-escalation clinical trial in patients with advanced solid tumors in China. On June 1, 2024, updated clinical data was presented at ASCO 2024 by CSPC building upon the data presented at ASCO-GU on January 26, 2024. The larger data set included 37 patients of whom 25 patients reflective of seven dose levels had been evaluated for efficacy at the time of the data cut. The emerging clinical data shows that CRB-701 was well-tolerated and demonstrated an overall response rate ("ORR") of 44% and a disease control rate ("DCR") of 78% in metastatic urothelial cancer ("mUC") and 43% ORR and 86% DCR in cervical cancer. No dose limiting toxicities (“DLTs”) have been observed to date in doses up to and including 4.5 mg/Kg. On April 2, 2024, the first patient in the U.S. Phase 1 clinical trial was dosed. The study is currently enrolling patients with mUC and other Nectin-4 enriched tumors.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. The data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. On January 9, 2024, we announced that the FDA cleared the IND for CRB-601 and we expect to enroll the first patient in a Phase 1 study in Q4 2024.

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

Recent Developments

Open Market Sale Agreement

On May 31, 2023, the Company entered into the Open Market Sale Agreement with Jefferies, as sales agent. Under the Open Market Sale Agreement, the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million. During the three and six months ended June 30, 2024, the Company sold an aggregate of 881,399 and 1,820,787 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $55.8 million, respectively. As of June 30, 2024, approximately $113.2 million was available for issuance and sale under the Open Market Sale Agreement.

Financial Operations Overview

We are a precision oncology company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at June 30, 2024, we had an accumulated deficit of approximately $453.6 million. Our net losses for the three months ended June 30, 2024 and 2023, were approximately $10.0 million and $8.8 million, respectively. For the six months ended June 30, 2024 and 2023, our net losses were approximately $16.9 million and $26.5 million, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase in 2024 as compared to 2023 as we incur Phase 1 clinical trial costs for both CRB-701 and CRB-601. We will continue to incur significant operating losses as we move into the clinical phase and, accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

There have been no changes to the critical accounting estimates we identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

Research and Development. Research and development expenses for the three months ended June 30, 2024 totaled approximately $6.9 million, an increase of $2.7 million from approximately $4.2 million recorded for the three months ended June 30, 2023. The increase in fiscal quarter 2024 as compared to 2023 was primarily attributable to increases of $2.0 million in CRB-701 clinical trial costs with our contract research organizations ("CROs") and clinical sites, as well as $0.3 million in drug manufacturing costs for CRB-913 and $0.2 million in higher stock-based compensation costs as stock options are being granted at higher current fair values as compared to earlier grants. These increases are offset by a $0.5 million decrease in toxicology costs as we transition from pre-clinical to clinical phase for CRB-601.

The Company has a subsidiary in each of the United Kingdom and Australia and approximately 35% and 46% of research and development expenses recorded for the three months ended June 30, 2024 and 2023, respectively was recorded in these entities.

General and Administrative. General and administrative expenses for the three months ended June 30, 2024 totaled approximately $4.1 million, an increase of $0.2 million from approximately $3.9 million recorded for the three months ended June 30, 2023. The expense in fiscal 2024 as compared to fiscal 2023 is comparable.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2024 was approximately $1.0 million in income as compared to other expense of approximately $0.6 million recorded for the three months ended June 30, 2023. The increase of $1.6 million in 2024 as compared to 2023 was primarily attributable to higher investment income due to higher cash and investment balances and reduced interest expense as principal payments were made on debt in 2024.

Comparison of Six Months Ended June 30, 2024 and 2023

Research and Development. Research and development expenses for the six months ended June 30, 2024 totaled approximately $12.6 million, a decrease of $5.0 million from approximately $17.6 million recorded for the six months ended June 30, 2023. The decrease in fiscal 2024 as compared to fiscal 2023 was primarily attributable to decreases in licensing costs of $7.5 million associated with the CSPC License Agreement and $1.2 million associated with the achievement of a development milestone under the UCSF License Agreement. This decrease is offset by increases of $3.2 million in CRB-701 clinical trial costs with our contract research organizations ("CROs") and clinical sites, as well as $0.9 million in drug manufacturing costs, primarily related to CRB-701 drug purchases, packaging, labeling, and distribution to clinical trial sites.

The Company has a subsidiary in each of the United Kingdom and Australia and approximately 33% and 20% of research and development expenses recorded for the six months ended June 30, 2024 and 2023, respectively was recorded in these entities.

General and Administrative. General and administrative expenses for the six months ended June 30, 2024 totaled approximately $8.0 million, an increase of $0.2 million from approximately $7.8 million recorded for the six months ended June 30, 2023. The expense in fiscal 2024 as compared to fiscal 2023 is comparable. The $0.2 million increase is primarily due to an increase in legal costs and franchise taxes, partially offset by a decrease in personnel related costs associated with prior period reductions in headcount.

Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2024 was approximately $3.7 million in income as compared to other expense of approximately $1.0 million recorded for the six months ended June 30, 2023. The increase of $4.7 million in 2024 as compared to 2023 was primarily attributable to receipt of refundable research and development credits from a foreign tax authority of approximately $2.5 million in 2024, as well as higher investment income due to higher cash and investment balances and reduced interest expense as principal payments were made on debt in 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2024, our accumulated deficit since inception was approximately $453.6 million.

At June 30, 2024, we had total current assets of approximately $148.3 million and current liabilities of approximately $24.0 million, resulting in working capital of approximately $124.3 million. Of our total cash, cash equivalents, investments, and restricted cash of $147.7 million at June 30, 2024, approximately $143.4 million was held within the U.S.

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $16.9 million, which includes a net loss of approximately $16.9 million, adjusted for non-cash expenses of approximately $1.0 million largely related to stock-based compensation expense offset by net amortization on discount of investments, and approximately $1.0 million of cash used in net working capital items principally due to decreases in accounts payable and operating lease liabilities offset by a decrease in prepaid expenses and other current assets.

Cash used by investing activities for the six months ended June 30, 2024 totaled approximately $114.7 million, which was principally related to purchases of marketable securities.

Cash provided by financing activities for the six months ended June 30, 2024 totaled approximately $141.5 million, which was related to the issuance of common stock. On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative of the underwriters, relating to an underwritten public offering of 4,325,000 shares of our common stock at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceeds of approximately $94.5 million and net proceeds of $88.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, for the six months ended June 30, 2024, we sold an aggregate of 1,820,787 shares of common stock under the Open Market Sale Agreement, for net proceeds of approximately $55.8 million.

We expect our cash, cash equivalents, and investments of approximately $147.0 million at June 30, 2024 will be sufficient to meet our operating and capital requirements to support our operations through the third quarter of 2027, based on current planned expenditures.

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

License Agreement with Milky Way

Pursuant to the terms of the license agreement (the "Milky Way License Agreement") with Milky Way BioPharma, LLC (“Milky Way”), we were obligated to pay potential milestone payments to Milky Way totaling up to $53.0 million based upon the achievement of specified development and regulatory milestones. In addition, we were obligated to pay Milky Way royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the Milky Way License Agreement.

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

License Agreement with UCSF

Pursuant to the terms of the license agreement (the "UCSF License Agreement") with the Regents of the University of California, we are obligated to pay potential milestone payments totaling up to $153.2 million based upon the achievement of specified development and regulatory milestones, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication. In addition, we are obligated to pay royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF License Agreement, and any diagnostic products and services.

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

We currently rely on contract suppliers for the manufacturing of our drug candidates. We have limited experience contracting third parties to manufacture our drug candidates and we do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with current good manufacturing practices ("cGMPs") for manufacture of all active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

In addition, we currently rely on foreign third parties to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials and will likely continue to rely on foreign third parties in the future. Foreign third parties may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our drug candidates, increase our cost of goods sold and result in lost sales.

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

In addition, we currently rely on foreign CROs to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials and will likely continue to rely on foreign CROs in the future. Foreign CROs may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements. If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Changes in geopolitical conditions, U.S.-China trade relations and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given our current third-party license agreement with CSPC, which is headquartered in China. Changes in U.S.-China trade policies, including the proposed BIOSECURE bill, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed. We are aware of patents or patent applications owned by third parties that relate to some aspects of our programs that are still in development. In some cases, because we have not determined the final methods of manufacture, the method of administration or the therapeutic compositions for these programs, we cannot determine whether rights under such third-party positions will be needed. In addition, in some cases, we believe that the claims of these patents are invalid or not infringed or will expire before commercialization. However, if such patents are needed and found to be valid and infringed, we could be required to obtain licenses, which might not be available on commercially reasonable terms, or to cease or delay commercializing certain product candidates, or to change our programs to avoid infringement. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign any product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition, and operating results.

A number of companies, including several major pharmaceutical companies, have conducted research in the same therapeutic areas as our company, which resulted in the filing of many patent applications in the same areas as our research. If we were to challenge the validity of these or any U.S.-issued patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S.-issued patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

If we were to challenge the validity of these or any U.S. issued patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On June 14, 2024, Yong Ben M.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 10,607 shares of the Company’s common stock. Pursuant to this plan, Dr. Ben may sell shares of common stock beginning on September 12, 2024, subject to the terms of the agreement, and the plan terminates on September 11, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Loan and Security Agreement with K2 HealthVentures LLC

On August 1, 2024, the loan in connection with the Loan and Security Agreement with K2HV matured. On August 1, 2024, the Company made a $11.8 million payment to K2HV which paid off the loan in full.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

10.1

Form of Fifth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 10, 2024).

10.2

Form of Sixth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 10, 2024).

10.3	Corbus Pharmaceuticals Holdings, Inc. 2024 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.4	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.5	Form of Non-Statutory Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.7	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 6, 2024	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)