Form 10-Q
period 2024-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2024-11-07
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, 12,179,482 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$19,423	$13,724
Investments	139,939	7,182
Restricted cash	285	192
Prepaid expenses and other current assets	1,243	2,448
Total current assets	160,890	23,546
Restricted cash	385	478
Property and equipment, net	519	973
Operating lease right-of-use assets	2,377	3,063
Other assets	—	212
Total assets	$164,171	$28,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$301
Accounts payable	2,887	3,179
Accrued expenses	7,176	11,030
Derivative liability	—	39
Operating lease liabilities, current	1,562	1,437
Loan payable	—	15,908
Total current liabilities	11,625	31,894
Other long-term liabilities	—	44
Operating lease liabilities, noncurrent	2,048	3,239
Total liabilities	13,673	35,177
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 12,179,482 and 4,423,683 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	617,653	429,780
Accumulated deficit	(467,363)	(436,684)
Accumulated other comprehensive gain (loss)	207	(1)
Total stockholders’ equity (deficit)	150,498	(6,905)
Total liabilities and stockholders’ equity	$164,171	$28,272

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,808	$6,551	$23,435	$24,188
General and administrative	4,697	2,937	12,681	10,786
Total operating expenses	15,505	9,488	36,116	34,974
Operating loss	(15,505)	(9,488)	(36,116)	(34,974)
Other income (expense), net:
Other income, net	713	218	4,317	630
Interest income	1,189	217	2,757	711
Interest expense	(381)	(980)	(1,872)	(2,928)
Change in fair value of derivative liability	—	—	39	—
Foreign currency transaction gain (loss), net	201	(20)	196	(21)
Other income (expense), net	1,722	(565)	5,437	(1,608)
Net loss	$(13,783)	$(10,053)	$(30,679)	$(36,582)
Net loss per share, basic and diluted	$(1.15)	$(2.27)	$(2.92)	$(8.52)
Weighted average number of common shares outstanding, basic and diluted	12,014,700	4,423,617	10,490,981	4,295,178

Comprehensive loss:
Net loss	$(13,783)	$(10,053)	$(30,679)	$(36,582)
Other comprehensive (loss) income:
Change in unrealized gain on marketable debt securities	595	16	208	119
Total other comprehensive income	595	16	208	119
Total comprehensive loss	$(13,188)	$(10,037)	$(30,471)	$(36,463)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543
Issuance of common stock, net of issuance costs	668,379	—	35,842	—	—	35,842
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,588	—	58	—	—	58
Issuance of common stock upon vesting of restricted stock	3,511	—	—	—	—	—
Stock-based compensation expense	—	—	2,243	—	—	2,243
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	595	595
Net loss	—	—	—	(13,783)	—	(13,783)
Balance at September 30, 2024	12,179,482	$1	$617,653	$(467,363)	$207	$150,498

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	4,422,741	$—	$428,153	$(418,609)	$(23)	$9,521
Issuance of common stock, net of issuance costs	942	—	7	—	—	7
Issuance of common stock upon conversion of K2 Loan and Security Agreement	—	—	—	—	—	—
Stock-based compensation expense	—	—	821	—	—	821
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	16	16
Net loss	—	—	—	(10,053)	—	(10,053)
Balance at September 30, 2023	4,423,683	$—	$428,981	$(428,662)	$(7)	$312

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$—	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	7,462,916	1	180,236	—	—	180,237
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	136,664	—	1,999	—	—	1,999
Issuance of common stock upon vesting of restricted stock	7,275	—	—	—	—	—
Stock-based compensation expense	—	—	4,513	—	—	4,513
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	208	208
Net loss	—	—	—	(30,679)	—	(30,679)
Balance at September 30, 2024	12,179,482	$1	$617,653	$(467,363)	$207	$150,498

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$—	$425,196	$(392,080)	$(126)	$32,990
Issuance of common stock, net of issuance costs	14,106	—	109	—	—	109
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	—	875	—	—	875
Issuance of common stock upon exercise of stock options	43,836	—	130	—	—	130
Stock-based compensation expense	—	—	2,671	—	—	2,671
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	119	119
Net loss	—	—	—	(36,582)	—	(36,582)
Balance at September 30, 2023	4,423,683	$—	$428,981	$(428,662)	$(7)	$312

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,679)	$(36,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,513	2,671
Depreciation expense	454	493
Net amortization on discount of investments	(2,500)	(426)
Amortization of debt discount	396	634
Other	(10)	13
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1,129	(1,377)
Decrease (increase) in other assets	212	(46)
Decrease in operating lease right-of-use asset	686	606
(Decrease) increase in other long-term liabilities	(44)	797
(Decrease) increase in accounts payable	(75)	2,527
(Decrease) increase in accrued expenses	(3,868)	1,547
Decrease in operating lease liabilities	(1,066)	(949)
Net cash used in operating activities	(30,852)	(30,092)
Cash flows from investing activities:
Purchases of investments	(169,563)	(30,556)
Proceeds from sales and maturities of investments	39,523	55,810
Net cash (used in) provided by investing activities	(130,040)	25,254
Cash flows from financing activities:
Proceeds from issuance of common stock, net	182,071	127
Repayment of notes payable	(301)	(353)
Repayment of long-term borrowings	(15,179)	(690)
Net cash provided by (used in) financing activities	166,591	(916)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,699	(5,754)
Cash, cash equivalents, and restricted cash at beginning of the period	14,394	17,673
Cash, cash equivalents, and restricted cash at end of the period	$20,093	$11,919
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$2,818	$1,986
Write off of fully depreciated property and equipment	$—	$178
Common stock issuance costs not yet paid	$75	$—
Issuance of common stock for conversion of convertible debt	$1,125	$875

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is an oncology and obesity company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of September 30, 2024 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 12, 2024 (the “2023 Annual Report”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024, with early adoption permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company anticipates the adoption of this standard at December 31, 2024 will result in increased disclosures in the notes to its financial statements.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2024, had an accumulated deficit of approximately $467.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects that its cash, cash equivalents, and investments of approximately $159.4 million at September 30, 2024 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At September 30, 2024 and December 31, 2023, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of September 30, 2024 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million of which $0.3 million was classified in current assets and $0.4 million was classified in noncurrent assets as of September 30, 2024.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$3,535	$4,029
Cash equivalents	15,888	9,695
Cash and cash equivalents	19,423	13,724

Restricted cash, current	285	192
Restricted cash, noncurrent	385	478
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,093	$14,394

As of September 30, 2024, the Company’s cash and cash equivalents held in the U.S. was approximately $16.2 million and approximately $3.2 million of cash was held in its subsidiaries in the United Kingdom and Australia. As of December 31, 2023, all of the Company’s cash was held in the U.S., except for approximately $3.8 million of cash which was held in its subsidiaries in the United Kingdom and Australia.

Our foreign subsidiaries in the United Kingdom and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. The Company received $0 and $2.5 million in refundable research and development credits from foreign tax authorities for the three and nine months ended September 30, 2024, respectively. The Company received $0.1 million in refundable research and development credits from foreign tax authorities for the three and nine months ended September 30, 2023. These amounts are recorded in other income (expense), net. No future conditions impact the recognition of these tax credits.

4. INVESTMENTS

The following table summarizes the Company’s investments as of September 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$8,459	$39	$-	$8,498
U.S. government agency securities	27,553	61	-	27,614
Corporate debt securities	103,720	136	(29)	103,827
Total	$139,732	$236	$(29)	$139,939

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of September 30, 2024 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$122,520	$122,660
Maturing after one year but less than three years	17,212	17,279
	$139,732	$139,939

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Corporate debt securities	$7,182	$1	$(1)	$7,182
Total	$7,182	$1	$(1)	$7,182

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$7,182	$7,182
	$7,182	$7,182

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$14,164	$—	$—	$14,164
Corporate debt securities	—	1,724	—	1,724
Investments:
U.S. Treasury securities	—	8,498	—	8,498
U.S. government agency securities	—	27,614	—	27,614
Corporate debt securities	—	103,827	—	103,827
	$14,164	$141,663	$—	$155,827

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

6. LICENSE AGREEMENTS

The Company entered into a license agreement (the “Jenrin License Agreement”) with Jenrin Discovery, LLC ("Jenrin"), a privately-held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin License Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

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

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing in the first quarter of 2023 followed by $2.5 million paid in August 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. As of September 30, 2024, the Company has accrued license costs of $1.6 million included within accrued expenses on the condensed consolidated balance sheet due to The Regents under the UCSF License Agreement for achieved milestone payments (due on December 30, 2024 based upon the amended payment schedule). For the three and nine months ended September 30, 2024, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements. Research and development expenses associated with upfront payments and clinical milestones were $0 and $9.1 million, respectively, for the three and nine months ended September 30, 2023.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer hardware and software	$84	$84
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,529	4,529
Less: accumulated depreciation	(4,010)	(3,556)
Property and equipment, net	$519	$973

Depreciation expense was $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively and $0.5 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company notes no impairment charges were taken in the three and nine months ended September 30, 2024 and 2023.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2024, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2024 (in thousands):

2024	$439
2025	1,795
2026	1,688
Total lease payments	3,922

Less: imputed interest	(312)
Total	$3,610

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it was terminated on June 24, 2024. The Company notes sublease income of $0 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively and $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively was recognized and offset against rent expense.

9. NOTES PAYABLE

D&O Financing

In November 2023, the Company entered into a loan agreement with a financing company for $0.4 million to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39.0 thousand over a 10-month period. Interest accrues on this loan at an annual rate of 8.15%. Prepaid expenses as of September 30, 2024 and December 31, 2023, included approximately $34.6 thousand and $0.3 million, respectively, related to the underlying insurance policy being financed. The loan was repaid in full during the three months ended September 30, 2024.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20.0 million upon signing. On August 1, 2024, the loan matured and the Company made a final payment in the amount of $11.8 million, which represents $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest. The $1.6 million final payment was amortized over the life of the loan through interest expense, net within the condensed consolidated statements of operations and comprehensive loss. Interest payments were made monthly and accrued at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%.

The Company entered into an Amendment to the Loan and Security Agreement (the "Amended Loan and Security Agreement") on October 25, 2022. Pursuant to the Amended Loan and Security Agreement, K2HV could elect to convert up to $5.0 million of the outstanding loan balance into shares of the Company’s common stock at conversion prices as follows: $0.9 million of the loan at $4.50 per share, $1.1 million at $7.875 per share, and $3.0 million at $282.00 per share. On June 1, 2023, K2HV converted $0.9 million of the outstanding loan balance into 194,444 shares of the Company's stock at a conversion price of $4.50 per share. On March 6, 2024, K2HV converted $1.1 million of the outstanding loan balance into 142,857 shares of the Company's stock at a conversion price of $7.875 per share.

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,873 common shares (the “K2 Warrant”) at an exercise price of $208.80. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on July 28, 2030.

The total debt discount related to the Amended Loan and Security Agreement of approximately $3.0 million was charged to interest expense using the effective interest method over the term of the debt. At December 31, 2023, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the three and nine months ended September 30, 2024 was approximately $0.4 million and $1.8 million, respectively. Interest expense for the three and nine months ended September 30, 2023 was $1.0 million and $2.9 million, respectively.

The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Principal	$—	$16,304
Less: debt discount	—	(2,954)
Accretion of debt discount	—	2,558
Net carrying amount	$—	$15,908

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Accrued pre-clinical and clinical costs	$1,628	$1,449
Accrued product development costs	1,671	745
Accrued license costs	1,625	4,825
Accrued compensation	1,823	2,326
Accrued administrative costs	429	343
Accrued interest	—	1,342
Total	$7,176	$11,030

11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(13,783)	$(10,053)	$(30,679)	$(36,582)
Weighted average number of common shares-basic	12,014,700	4,423,617	10,490,981	4,295,178
Net loss per share of common stock-basic	$(1.15)	$(2.27)	$(2.92)	$(8.52)

Stock options and warrants that have not been exercised and unvested restricted stock units (see Notes 13 and 14) have been excluded from the diluted calculation as all periods presented have a net loss and the impact of these securities would be anti-dilutive.

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 12,179,482 and 4,423,683 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company sold an aggregate of 663,730 and 2,484,517 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $91.4 million, respectively. As of September 30, 2024, approximately $76.4 million was available for issuance and sale under the 2024 Open Market Offering.

During the three and nine months ended September 30, 2023, the Company sold an aggregate of 942 and 14,106 shares of common stock under the Open Market Sale Agreement, for net proceeds of approximately $7.0 thousand and $0.1 million, respectively.

Other Common Stock Transactions

During the three and nine months ended September 30, 2024, the Company issued 0 and 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the three and nine months ended September 30, 2023, the Company issued 0 and 194,444 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the three and nine months ended September 30, 2024, the Company issued 2,588 and 136,664 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0.1 million and $2.0 million from those exercises, respectively.

During the three and nine months ended September 30, 2023, the Company issued 0 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0 and $0.1 million from those exercises, respectively.

During the three and nine months ended September 30, 2024, the Company issued 3,511 and 7,275 shares of common stock from the vesting of shares from restricted stock, respectively, of which 2,783 were issued under the 2024 Plan and the remaining were issued under the 2014 Plan. No shares of common stock were issued during the three and nine months ended September 30, 2023 from the vesting of shares from restricted stock under the 2014 Plan or 2024 Plan.

During the three and nine months ended September 30, 2024, the Company issued 4,649 shares of common stock pursuant to a professional services agreement with an investor relations service provider. No shares of common stock were issued pursuant to a professional services agreement during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants. No warrants were exercised during the three and nine months ended September 30, 2023.

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

As of September 30, 2024, an aggregate of 910,009 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of September 30, 2024, an aggregate of 88,561 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 1,908,656 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development expenses	$305	$96	$709	$286
General and administrative expenses	1,938	725	3,804	2,385
Total stock-based compensation	$2,243	$821	$4,513	$2,671

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Stock options	$1,509	$815	$3,231	$2,658
Restricted stock units	734	6	1,282	13
Total stock-based compensation	$2,243	$821	$4,513	$2,671

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.23%	3.82%
Expected dividend yield	0%	0%
Expected term in years (employee options)	6.17	6.25
Expected volatility	124.46%	101.41%

A summary of stock option activity for the nine months ended September 30, 2024 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	708,762	$63.96
Granted	245,791	28.19
Exercised	(136,664)	14.63
Forfeited or canceled	(54,879)	9.29
Expired	(18,678)	70.73
Outstanding at September 30, 2024	744,332	$65.07	6.93	$2,600
Exercisable at September 30, 2024	389,369	$103.21	5.09	$1,200

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $25.17 and $4.20 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was approximately $1.1 million and $0.1 million, respectively. As of September 30, 2024, there was approximately $6.1 million of total unrecognized compensation expense, related to non-vested share-based stock option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a weighted average period of 1.45 years as of September 30, 2024.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the nine months ended September 30, 2024 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,911	$5.14
Granted	245,795	$27.84
Forfeited	(2,193)	$17.15
Vested	(7,275)	$19.04
Unvested at September 30, 2024	254,238	$26.59

As of September 30, 2024, there was $5.7 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.98 years.

14. WARRANTS

During the three and nine months ended September 30, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants.

No warrants were exercised during the three and nine months ended September 30, 2023.

At September 30, 2024, there were warrants outstanding to purchase 36,207 shares of common stock with a weighted average exercise price of $381.14 and a weighted average remaining life of 0.76 years.

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

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 14,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $32.10 per share. The Warrants became fully vested on October 19, 2021 and expire on November 3, 2025. The Warrants were exercised in full on a cashless basis, resulting in the issuance of 6,087 shares of common stock during the three and nine months ended September 30, 2024. No cash proceeds were received and the exercise price settled by reducing the total shares issued in lieu of cash payment.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company,” “Corbus,” “we,” “us,” or “our”) is an oncology and obesity company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate (“ADC”) that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload; and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 (“CB1”) receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC targeting the expression of Nectin-4 on cancer cells to release a cytotoxic payload. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia (the “CSPC License Agreement”). The Investigational New Drug (“IND”) application for CRB-701 was cleared by the U.S. Food and Drug Administration (“FDA”) in 2022 and the drug is currently being investigated by CSPC in a Phase 1 clinical trial in patients with advanced solid tumors in China. On June 1, 2024, updated clinical data was presented at ASCO 2024 by CSPC building upon the data presented at ASCO-GU on January 26, 2024. The larger data set included 37 patients of whom 25 patients reflective of seven dose levels had been evaluated for efficacy at the time of the data cut. The emerging clinical data shows that CRB-701 was well-tolerated and demonstrated an overall response rate (“ORR”) of 44% and a disease control rate (“DCR”) of 78% in metastatic urothelial cancer (“mUC”) and 43% ORR and 86% DCR in cervical cancer. No dose limiting toxicities (“DLTs”) have been observed to date in doses up to and including 4.5 mg/Kg.

On April 2, 2024, the first patient was dosed in our bridging Phase 1 clinical trial being conducted in the U.S. and Europe and in October 2024, the Company completed enrollment in the dose escalation phase of the study. The Phase 1 trial is evaluating the safety, pharmacokinetics and efficacy of CRB-701 in patients with advanced solid tumors associated with known high expression of Nectin-4. The Phase 1 study has a three-part design. The Part A dose escalation of the Phase 1 study is evaluating four predetermined doses (1.8 mg/Kg, 2.7 mg/Kg, 3.6 mg/Kg and 4.5 mg/Kg) and is being followed by Part B (dose optimization) and Part C (dose expansion) that will determine the recommended/optimized doses and seek preliminary efficacy signals.

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

In diet-induced obesity (“DIO”) mouse models, CRB-913 demonstrates a reduction in body weight, body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and improvements in liver histology. CRB-913 when used in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide) provides additive weight loss in DIO mice. Furthermore in DIO mice, weight loss induced by an incretin analog (semaglutide) is maintained post withdrawal by replacing it with CRB-913.

Recent Developments

Open Market Sale Agreement

On May 31, 2023, we entered into the Open Market Sale Agreement with Jefferies, as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million. During the three and nine months ended September 30, 2024, we sold an aggregate of 663,730 and 2,484,517 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $91.4 million, respectively. As of September 30, 2024, approximately $76.4 million was available for issuance and sale under the Open Market Sale Agreement.

Loan and Security Agreement with K2 HealthVentures LLC

The loan from K2HV matured on August 1, 2024 and we made the final payment in the amount of $11.8 million, which represents $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest.

Financial Operations Overview

We are an oncology and obesity company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at September 30, 2024, we had an accumulated deficit of approximately $467.4 million. Our net losses for the three months ended September 30, 2024 and 2023, were approximately $13.8 million and $10.1 million, respectively. For the nine months ended September 30, 2024 and 2023, our net losses were approximately $30.7 million and $36.6 million, respectively.

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

Critical Accounting Estimates

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

Research and development expense	$10,808	$6,551	$4,257	65%
General and administrative expense	4,697	2,937	1,760	60%
Total operating expenses	$15,505	$9,488	$6,017	63%

Research and Development. Research and development expenses for the three months ended September 30, 2024 totaled approximately $10.8 million, an increase of $4.3 million from approximately $6.6 million recorded for the three months ended September 30, 2023. The increase in fiscal quarter 2024 as compared to 2023 was primarily attributable to increases of $3.2 million primarily related to CRB-701 clinical trial costs with our contract research organizations ("CROs") and clinical sites, $1.0 million in CRB-913 IND-enabling studies, and $0.4 million in higher compensation costs mainly due to stock-based compensation costs as stock options are being granted at higher current fair values as compared to earlier grants. These increases are offset by a $0.7 million decrease in manufacturing costs for CRB-601.

We have a subsidiary in each of the U.K. and Australia and approximately 41% and 64% of research and development expenses recorded for the three months ended September 30, 2024 and 2023, respectively was recorded in these entities.

General and Administrative. General and administrative expenses for the three months ended September 30, 2024 totaled approximately $4.7 million, an increase of $1.8 million from approximately $2.9 million recorded for the three months ended September 30, 2023. The increase in fiscal quarter 2024 as compared to 2023 was attributable to increases in stock-based compensation costs of $1.2 million primarily due to stock options being granted at higher current fair values as compared to earlier grants and a $0.4 million increase in investor relations expense primarily due to issuing common stock pursuant to a professional services agreement with a service provider.

Other Income (Expense), net. The following table summarizes our other income (expense) for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

Other income, net	$713	$218	$495	227%
Interest income	1,189	217	972	448%
Interest expense	(381)	(980)	599	-61%
Foreign currency transaction gain (loss), net	201	(20)	221	-1105%
Other income (expense), net	$1,722	$(565)	$2,287	-405%

Other income (expense), net for the three months ended September 30, 2024 was approximately $1.7 million in income as compared to other expense of approximately $0.6 million recorded for the three months ended September 30, 2023. The increase of $2.3 million in 2024 as compared to 2023 was primarily attributable to higher investment income due to higher cash and investment balances and reduced interest expense as principal payments were made on debt in 2024.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our operating expenses for the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

Research and development expense	$23,435	$24,188	$(753)	-3%
General and administrative expense	12,681	10,786	1,895	18%
Total operating expenses	$36,116	$34,974	$1,142	3%

Research and Development. Research and development expenses for the nine months ended September 30, 2024 totaled approximately $23.4 million, a decrease of $0.8 million from approximately $24.2 million recorded for the nine months ended September 30, 2023. The decrease in fiscal 2024 as compared to fiscal 2023 was primarily attributable to decreases in licensing costs of $7.5 million associated with the CSPC License Agreement and $1.2 million associated with the achievement of a development milestone under the UCSF License Agreement, as well as a decrease of $0.6 million in sponsored research agreement expense as the contract ended in January 2024. These decreases are offset by a $6.6 million increase in CRB-701 clinical trial costs with our CROs and clinical sites, as well as an increase of $0.8 million in CRB-913 IND-enabling studies, $0.5 million increase in manufacturing costs primarily related to CRB-701, and $0.5 million in higher compensation costs primarily related to stock-based compensation costs as stock options are being granted at higher current fair values as compared to earlier grants.

We have a subsidiary in each of the U.K. and Australia and approximately 37% and 32% of research and development expenses recorded for the nine months ended September 30, 2024 and 2023, respectively, was recorded in these entities.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2024 totaled approximately $12.7 million, an increase of $1.9 million from approximately $10.8 million recorded for the nine months ended September 30, 2023. The increase in fiscal 2024 as compared to fiscal 2023 was attributable to increases in stock-based compensation costs of $1.4 million primarily due to stock options being granted at higher current fair values as compared to earlier grants, a $0.4 million increase in investor relations expense primarily due to issuing common stock pursuant to a professional services agreement with a service provider, a $0.4 million increase in legal costs and franchise taxes, and additional bonus expense of $0.3 million due to higher bonus accruals. These increases were offset by a $0.8 million reduction in salary expense due to a prior year reduction in staff.

Other Income (Expense), net. The following table summarizes our other income (expense) for the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

Other income, net	$4,317	$630	$3,687	585%
Interest income	2,757	711	2,046	288%
Interest expense	(1,872)	(2,928)	1,056	-36%
Change in fair value of derivative liability	39	—	39	—
Foreign currency transaction gain (loss), net	196	(21)	217	-1033%
Other income (expense), net	$5,437	$(1,608)	$7,045	-438%

Other income (expense), net for the nine months ended September 30, 2024 was approximately $5.4 million in income as compared to other expense of approximately $1.6 million recorded for the nine months ended September 30, 2023. The increase of $7.0 million in 2024 as compared to 2023 was primarily attributable to receipt of refundable research and development credits from a foreign tax authority of approximately $2.5 million in 2024, as well as higher investment income due to higher cash and investment balances and reduced interest expense as principal payments were made on debt in 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2024, our accumulated deficit since inception was approximately $467.4 million.

At September 30, 2024, we had total current assets of approximately $160.9 million and current liabilities of approximately $11.6 million, resulting in working capital of approximately $149.3 million. Of our total cash, cash equivalents, investments, and restricted cash of $160.0 million at September 30, 2024, approximately $156.8 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(30,852)	$(30,092)
Net cash (used in) provided by investing activities	(130,040)	25,254
Net cash provided by (used in) financing activities	166,591	(916)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,699	$(5,754)

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $30.9 million, which includes a net loss of approximately $30.7 million, adjusted for non-cash expenses of approximately $2.9 million largely related to stock-based compensation expense offset by net amortization on discount of investments, and approximately $3.0 million of cash used in net working capital items principally due to decreases in accrued expenses and operating lease liabilities offset by a decrease in prepaid expenses and other current assets.

Cash used by investing activities for the nine months ended September 30, 2024 totaled approximately $130.0 million, which was principally related to purchases of investments.

Cash provided by financing activities for the nine months ended September 30, 2024 totaled approximately $166.6 million, which was related to the issuance of common stock. On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative of the underwriters, relating to an underwritten public offering of 4,325,000 shares of our common stock at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceeds of approximately $94.5 million and net proceeds of $88.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, for the nine months ended September 30, 2024, we sold an aggregate of 2,484,517 shares of common stock under the Open Market Sale Agreement, for net proceeds of approximately $91.4 million.

Future Funding Requirements

We expect our cash, cash equivalents, and investments of approximately $159.4 million at September 30, 2024 will be sufficient to meet our operating and capital requirements to support our operations through the third quarter of 2027, based on current planned expenditures.

We will need to raise significant additional capital to continue to fund the clinical trials for CRB-701, CRB-601 and CRB-913. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2024, the Company issued 4,649 shares of common stock to a service provider in connection with services rendered to the Company. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On August 29, 2024, John Jenkins M.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 5,436 shares of the Company’s common stock. Pursuant to this plan, Dr. Jenkins may sell shares of common stock beginning on November 30, 2024, subject to the terms of the agreement, and the plan terminates on November 29, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 7, 2024	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)