Form 10-K
period 2024-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2025-03-11
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $428.0 million, based on the closing price of the registrant’s common stock on June 28, 2024.

As of March 7, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 12,232,228.

Documents incorporated by reference

None.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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
•
the potential impact of geopolitical events and their effects on our operations, including on our clinical development plans and timelines;
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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is an oncology and obesity company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ oncology pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

Our pipeline is as follows:

CRB-701

CRB-701 (SYS6002) is a novel clinical stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, the Company obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. The IND for CRB-701 has been cleared by the U.S. Food and Drug Administration (the "FDA"). CRB-701 is currently being investigated by CSPC in a Phase 1 dose expansion clinical trial in patients with advanced solid tumors in China (the "China study"). The Company commenced a corresponding Phase 1 dose escalation study in the U.S. and the U.K. (the "Western study") in April 2024 and completed enrollment of the dose escalation phase in October 2024. The dose optimization portion of the Western study is currently ongoing and the Company is in the process of adding additional clinical sites in Europe.

The targeting of Nectin-4 on cancer cells to release the cytotoxic payload MMAE is a clinically validated target as enfortumab vedotin ("EV" or "PADCEV®") has been approved for the treatment of metastatic urothelial cancer (“mUC”). PADCEV® toxicity and safety limitations include serious and potentially life-threatening skin reactions and peripheral neuropathy, which negatively impact tolerability and dose intensity.

CRB-701 is designed to be an improved next-generation site-specific Nectin-4 targeting ADC (Figure 1). The drug benefits from site-specific conjugation and novel linker technology to create a stable linker and enable homogeneous payload incorporation with a reproducible drug-to-antibody ration (“DAR”) of 2. The linker technology attaches the MMAE cytotoxic payload to the monoclonal antibody and is designed to hold on to the ADC until it binds to Nectin-4 on the target cell. MMAE is then released upon internalization within the target cell. The targeted delivery of CRB-701 is designed to maximize delivery of MMAE while minimizing toxicity to healthy tissues. CRB-701's longer half-life and lower free plasma payload supports less frequent dosing. The complexity and cost of manufacturing CRB-701 has also been reduced by the drug’s single enzyme and improved linker technology.

Figure 1: CRB-701 Next Generation Nectin-4 Targeting ADC

Novel nectin-4 Antibody
ADCC + CDC functionality
Cathepsin-B
Cleavage Site
Glutamine Focused
Side chain conjugation
Payload: MMAE
Microtubule disruption

MMAE = Monomethyl auristatin E **ADCC** = antibody-dependent cellular cytotoxicity. **CDC** = complement dependent cytotoxicity
Source(s): Modified image from Corbus data on file; Corbus data on file

On June 1, 2024, CSPC presented updated Phase 1 dose escalation clinical data at the American Society of Clinical Oncology (“ASCO”) Annual General Conference building upon the data presented at ASCO Genitourinary Cancers Symposium (“ASCO GU”) on January 26, 2024. The larger data set included 37 patients of whom 25 patients reflective of seven dose levels had been evaluated for efficacy at the time of the data cut. The emerging clinical data showed that CRB-701 was well-tolerated and demonstrated an overall response rate (“ORR”) of 44% and a disease control rate (“DCR”) of 78% in mUC and 43% ORR and 86% DCR in cervical cancer. No dose limiting toxicities (“DLTs”) were observed in doses up to and including 4.5 mg/kg.

On February 14, 2025, the Company presented Phase 1 dose escalation data from the Western study at ASCO GU 2025. The Western study was conducted at clinical sites in the U.S. and U.K. and enrolled participants with mUC and other solid tumors associated with Nectin-4 expression. These included several tumor types not previously explored by CSPC in the China study. Unlike the China study, participants in the Western study were recruited regardless of their individual Nectin-4 levels. The Western study opened for enrollment in April 2024 and enrollment for dose escalation was completed in October 2024. A December 2024 data cut was presented at ASCO GU 2025 (n=38) of whom 26 participants were evaluable for efficacy. The Western study enrolled participants into the top four dose cohorts used in the China study (1.8, 2.7, 3.6 and 4.5 mg/kg) and adopted the same Q3W regimen. Responses were observed in mUC (1 partial response, n=4), cervical cancer (1 complete response, n=2), head and neck squamous cell carcinoma ("HNSCC") (4 partial responses, n=7) and endometrial cancer (1 partial response, n=2). No DLTs were observed and the drug was generally well tolerated. The dose optimization portion in the Western study is currently ongoing. Participants are being randomized to the 2.7 mg/kg and 3.6 mg/kg cohorts in HNSCC, cervical and mUC tumors.

A comparison of the efficacy data in the Western study (n=26) versus the China study (n=25) is depicted as waterfall plots (Figure 2) and in swimmers plots (Figure 3).

Figure 2: Waterfall Plots

Figure 3: Swimmer Plots

In both the Western study and the China study, CRB-701 (SYS6002) was well-tolerated with the majority of treatment emergent adverse events ("TEAEs") being grade 1 or 2 (Figure 4).

Figure 4: Treatment Emergent Adverse Events

A low number of cases of peripheral neuropathy or skin rash have been reported to date in both studies (Figure 5):

•
Peripheral neuropathy: Western study (Grade 1-2: 5% (n=2/38), Grade 3 or above: zero) was comparable to the China study (Grade 1: 3% (n=1/37), Grade 2 or above: zero). The combined peripheral neuropathy rate for both studies was 4% (n=3/75).
•
Skin rash disorders (broad terms): 24% (n=9/38) in the Western study compared to 8% (n=3/37) in the China study. The combined rate for both studies was 16% (12/75) across all dose groups.

Figure 5: Peripheral Neuropathy and Skin Rash Events

There were relatively low rates of dose modifications in both studies compared to PADCEV® (Figure 6).

Figure 6: Dose Modifications

So far, CRB-701 has demonstrated a favorable safety profile versus competitive Nectin-4 ADC drugs with MMAE payload (Figure 7).

Figure 7: Safety Profile vs. Competitive Nectin-4 Drugs with MMAE Payload

The pharmacokinetic ("PK") profile seen in the Western study was similar to that generated in the China study. CRB-701 demonstrated a longer ADC half-life and lower free-MMAE exposure relative to PADCEV® at comparable dose levels (Figure 8).

Figure 8: Pharmacokinetic Profile for CRB-701 vs. PADCEV®

The dose optimization phase of the Phase 1 Western study has commenced. Participants are being randomized into the 2.7 mg/kg and 3.6 mg/kg cohorts in HNSCC, cervical and mUC tumors.

CRB-601

We are developing CRB-601, a potent and selective anti-αvβ8 integrin monoclonal antibody for the treatment of solid tumors. CRB-601 is an anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ present on cancer cells in the tumor microenvironment. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to either single agent on their own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. The first patient in a Phase 1 dose escalation study was enrolled in December 2024 under an open IND and regulatory approval for the study was received in the U.K. in January 2025.

TGFβ is a multifunctional cytokine involved in many cellular processes including cell growth and differentiation, immune response, wound healing and tissue repair. In cancer, TGFβ mediates immune evasion and plays a key role in promoting cancer cell growth and metastasis via its immunosuppressive effects in the tumor microenvironment. When overexpressed in the tumor milieu, TGFβ is linked to poor clinical outcomes (Figure 9). Similarly, the avb8 integrin appears to be the only TGFβ activating integrin expressed on regulatory T-cells, highlighting the key contribution of this integrin to immunosuppression. Tumor cells can also evade host immunity by activating TGFb via integrin avb8.

Figure 9: TGFβ Predicts Poor Clinical Outcomes in a Subset of Cancer Patients

The αvβ8 integrin is a key regulator of TGFβ that is co-opted in many late-stage metastatic cancers to function as a pro-cancer cytokine. TGFβ is normally stored in the extracellular matrix as an inactive latent pro-protein complex. TGFβ is held in an inactive state in association with latency associate peptide ("LAP") and is presented on cell surfaces by latent transforming growth factor β binding proteins (e.g., LTBP1, GARP); these three components comprising the large latent complex ("LLC"). Upon binding of the LAP-TGFβ complex to the αvβ8 integrin, TGFb is released and binds to TGFb receptors triggering a kinase ("SMAD") signaling pathway that leads to a related transcription translation program of TGFb-targeted genes. CRB-601 was specifically designed to bind at the latent TGFβ activation site on αvβ8 (Figure 10), thereby blocking αvβ8-dependent activation.

Figure 10: Targeting the Integrin Avβ8 Represents a Novel Approach to Regulating TGFβ

CRB-913

CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. The Company has completed IND-enabling studies and expects to dose the first patient in a Phase 1 study in the first quarter of 2025. CB1 inverse agonism is a highly clinically validated mechanism to induce weight loss, however, neuropsychiatric adverse events have been reported in prior clinical studies with both rimonabant and monlunabant. CRB-913 drug has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability. The drug has a brain to plasma ratio fifty times lower than rimonabant and fifteen times more peripherally restricted than monlunabant (Figure 11).

Figure 11: CRB-913 Higher Degree of Peripheral Restriction than Monlunabant or Rimonabant

In various diet-induced obesity (“DIO”) mouse models, CRB-913 demonstrated the following:

•
As a monotherapy, CRB-913 caused reductions in body weight, body fat content, leptinemia, insulin resistance, liver triglycerides, liver fat deposits, and improvements in liver histology. When used in combination with incretin analogs (tirzepatide, semaglutide, or liraglutide), CRB-913 provides additive weight loss in DIO mice (Figure 12).
•
In an induction/maintenance model, weight loss was maintained with CRB-913 after initial dosing of semaglutide was withdrawn and replaced with CRB-913 (Figure 13).
•
More weight loss was attributable to the burning of fat for CRB-913 as compared to semaglutide. This validates one aspect of the mechanism of action to induce weight loss for highly peripherally restricted CB1 inverse agonists which are postulated to increase metabolism and energy expenditure in peripheral organs (Figure 14).

Figure 12: CRB-913 Additional Weight Loss When Combined with Semaglutide or Tirzepatide

Figure 13: CRB-913 Induction/Maintenance with Semaglutide

Figure 14: CRB-913 Weight Loss Driven by More Fat Loss than Semaglutide

Vehicle
Sema→Sema
Sema→CRB-913
Fat change (%) from Day 0
2
0
-2
-4
-6
-8
-10
-12
-3.65
-8.65
**
**p<0.01 vs vehicle

At day 41 (end of study period)

	Sema → Sema	Sema → CRB-913	Difference
Weight loss (%)	-13.6	-17.1	↑25%
Fat change from baseline	-3.65%	-8.65%	↑2.3x

Research and Development

We incurred expenses of approximately $32.2 million and $31.2 million for research and development activities for the years ended December 31, 2024 and 2023, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for our pipeline. Research and development expenses are incurred for the development of our drug candidates and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data in support of IND filings, manufacturing and purchasing drug product for clinical trials, and conducting clinical trials.

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

CRB-701: Antibody Drug Conjugate Targeting Nectin-4

We entered into the CSPC License Agreement effective February 12, 2023. Pursuant to the CSPC License Agreement, we received an exclusive license to CRB-701 for the prevention and treatment of all oncology indications in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K, and Australia. The license includes several patent applications covering CRB-701, or a use of CRB-701, that, if granted, are projected to expire in 2042 and 2045.

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

CRB-913: Second Generation CB1 Receptor Inverse Agonist

On September 20, 2018, we entered into an exclusive license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC (“Jenrin”), which provides us with an exclusive worldwide license to develop and market cannabinoid compounds covered by the Jenrin issued patents and patent applications that cover the composition and method of use of selective cannabinoid receptor modulators. The Jenrin intellectual property portfolio includes eight granted U.S. patents and nine granted patents outside of the U.S. The portfolio includes U.S. Patent No. 8,853,252 which granted with claims relating to the cannabinoid receptor blocker CRB-913 and methods of using the same for treating obesity, diabetes, hepatic disorders, and/or cardiometabolic disorders. The licensed intellectual property portfolio provides intellectual property protection in the U.S. for CRB-913 and these uses through November 2028. We own a patent application covering CRB-913 that can result in patent rights projected to expire in 2043.

Other Intellectual Property Matters

Our commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for our technologies, to operate without infringing the proprietary right of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patents and trademarks, as well as through the confidentiality provisions in our contracts. With respect to our candidates, we endeavor to obtain and maintain patent protection in the U.S. and internationally on all patentable aspects of each product candidate. We cannot be sure that the patents will be granted with respect to any patent applications we may own or license in the future, nor can we be sure that any patents issued or licensed to us in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property Rights."

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

CRB-701 is designed to be an improved next generation site-specific Nectin-4 targeting antibody drug conjugate. CRB-701 is a monoclonal antibody attached to an MMAE cytotoxic payload using a proprietary linker technology. CSPC has developed a manufacturing process under current good manufacturing practice (“cGMP”) to produce batches of drug substance and drug product for clinical studies. We have a clinical supply agreement with CSPC to supply drug substance and drug product in support of clinical activities and we will seek to negotiate a commercial supply agreement with CSPC prior to a marketing application.

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

CRB-913 is a second-generation CB1 receptor inverse agonist, and we have developed manufacturing processes with contract manufacturers under cGMP to produce batches of drug substance and drug product for clinical studies.

Competition

The biotechnology and pharmaceutical industries are characterized by a rapid pace of new innovation and discoveries, fierce competition and strong defense of intellectual property. We face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

Competitors to CRB-701 who have ADCs which target Nectin-4 with MMAE include Bicycle Therapeutics and Mabwell, in addition to Pfizer and its approved PADCEV® product. Competitors to CRB-601 who are also targeting the latent TGFβ pathway in cancer include AbbVie, Pfizer, Pliant and Scholar Rock. Competitors to CRB-913 who are also targeting the CB-1 receptor include Novo Nordisk and Skye Bioscience.

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
•
an exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars; and
•
procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

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

Priority review — Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review on an NDA or BLA, typically within a six- to eight-month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.

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

Drug Development in the European Union

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

Brexit and the Regulatory Framework in the U.K.

The U.K. ceased being a Member State of the European Union on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the European Medicines Agency, or EMA, remained responsible for approving novel medicines for supply in Northern Ireland under the European Union centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the European Union-U.K. Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. However, although a separate authorization is now required to market medicinal products in the U.K., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a U.K. marketing authorization.

There is now no pre-marketing authorization orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding Marketing Authorisation Application. The criteria are essentially the same, but have been tailored for the U.K. market, i.e., the prevalence of the condition in U.K. (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

Following the end of the Brexit transition period, the MHRA continues to authorize clinical trials in the U.K. The U.K. has implemented the now-repealed Clinical Trials Directive into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004. However, on December 12, 2024, the U.K. government introduced a legislative proposal – the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 – that, if implemented, will replace the current regulatory framework for clinical trials in the U.K. The legislative proposal aims to provide a more flexible regime to make it easier to conduct trials in the U.K. and increase the transparency of clinical trials conducted in the U.K. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such regulations are expected to come into force in early 2026.

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
•
the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act;
•
The Lanham Act and federal antitrust laws; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Employees

We had 28 full-time employees at December 31, 2024. All our employees are engaged in administration, finance, clinical, biology, and manufacturing functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing, and regulatory functions.

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

We are a biopharmaceutical company with a limited operating history. All our product candidates that we do not intend to out-license are in the discovery stage, pre-clinical, or clinical development stage. We must complete clinical studies and other development activity and receive regulatory approval of an NDA or BLA before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates, and we expect to incur significant expense to complete our pre-clinical and clinical program for our drug candidates in the U.S. and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the U.S. or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss was approximately $40.2 million and $44.6 million, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $476.9 million.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to pre-clinical development and the clinical trials for our drug candidates. As of December 31, 2024, we held cash, cash equivalents, and investments of approximately $149.1 million.

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as the sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “2024 Open Market Offering”). For the year ended December 31, 2024, we have sold an aggregate of 2,484,517 shares of common stock for net proceeds of approximately $91.4 million under the Open Market Sale Agreement. As of December 31, 2024, approximately $76.4 million is available for issuance and sale under the 2024 Open Market Offering.

On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative (the “Representative”) of the several underwriters (the “Underwriters”), relating to an underwritten public offering of 4,325,000 shares of our common stock, at a price to the public of $19.00 per share ("January 2024 Public Offering"). The Underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, the Representative gave notice of the Underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceed of approximately $94.5 million and net proceeds of $88.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We do not generate revenues from any FDA approved drug products. Our current business currently depends on the successful development, regulatory approval, and commercialization of our drug candidates, which may never occur.

CRB-701 is currently in a Phase 1 dose expansion clinical trial being conducted in China by CSPC (referred to herein as the China study) and a corresponding Phase 1 dose optimization clinical trial in the U.S. and U.K. conducted by us (referred to herein as the Western study). We are also planning to expand the Western study by adding additional clinical sites in Europe during 2025. CRB-601 is currently in a Phase 1 clinical trial being conducted in the U.S. with expansion planned in 2025 into the U.K. We have completed initial pre-clinical testing for CRB-913 and expect to commence a Phase 1 clinical trial in the first quarter of 2025. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval.

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
•
the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, MHRA or other comparable foreign regulatory authorities for marketing approval;
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

Failure to obtain regulatory approval for any of our drug candidates for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with the endpoints that we have chosen to use in our clinical trials, our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidates. The FDA, EMA, MHRA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products.

Under the Federal Food, Drug, and Cosmetic Act, our products cannot be investigated in humans or marketed without approval from FDA. In addition, companies developing new therapies routinely seek and receive guidance from FDA regarding their methods and plans for developing their products. We and companies like us may also benefit from FDA-administered programs like orphan drug designation and expedited development pathways, e.g., breakthrough designation. Any material reductions in the ability of FDA to perform these and other functions may delay development and approval of our product candidates. Recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

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

In addition, we currently rely on foreign third parties to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials and will likely continue to rely on foreign third parties in the future. Foreign third parties may be subject to U.S. legislation, including the proposed BIOSECURE bill, and other foreign regulatory requirements. In addition, recently there has been a significant increase in the imposition of tariffs and other trade restrictions around the world. In many cases, the imposition of tariffs or other trade restrictions have resulted in retaliatory actions by governments in affected countries. Uncertainty surrounding the length, severity, scope and timing of these trade actions may disrupt trade throughout the world which could result in difficulty procuring material and may increase our costs, which could materially and adversely affect our business. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our drug candidates, increase our cost of goods sold and result in lost sales.

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

In addition, we currently rely on foreign CROs to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials and will likely continue to rely on foreign CROs in the future. Foreign CROs may be subject to U.S. legislation, including the proposed BIOSECURE bill, and other foreign regulatory requirements. In addition, recently there has been a significant increase in the imposition of tariffs and other trade restrictions around the world. In many cases, the imposition of tariffs or other trade restrictions have resulted in retaliatory actions by governments in affected countries. Uncertainty surrounding the length, severity, scope and timing of these trade actions may disrupt trade throughout the world which could result in difficulty procuring material and may increase our costs, which could materially and adversely affect our business. If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $0.4 million per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Our collaboration partners are currently conducting and may intend in the future to conduct clinical trials outside the U.S., particularly in China where CSPC is conducting a Phase 1 trial. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted by qualified investigators in accordance with cGCPs, including review and approval by an independent ethics committee and receipt of informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trial conducted outside of the U.S. must be representative of the population for which we intend to seek approval in the U.S. In addition, while these clinical trials are subject to applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also comply with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from our clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our ability to develop and market these or other drug candidates in the U.S. In addition, there are risks inherent in conducting clinical trials in jurisdictions outside the U.S. including:

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

We are a party to license agreements with Jenrin and The Regents pursuant to which we licensed exclusive worldwide rights to develop, manufacture and market drug candidates. We may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, potential cannabinoid and monoclonal antibody developmental candidates. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

We are a party to a license agreement with CSPC pursuant to which we licensed the exclusive rights in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K., and Australia to develop and market a drug candidate from CSPC. This agreement is important to our business, and we may enter into additional license agreements in the future.

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

If we were to challenge the validity of these or any U.S.-issued patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability.

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

As of December 31, 2024, we had 28 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

The disruptions to the global economy due to geopolitical events have impeded, and may continue to impede in the future, global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of military conflict and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, our securities may be delisted from Nasdaq. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

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

As of December 31, 2024, we had outstanding options to purchase an aggregate of 723,153 shares of our common stock at a weighted average exercise price of $62.95 per share, 259,488 shares of common stock issuable upon the vesting of restricted stock units, and warrants to purchase an aggregate of 36,207 shares of our common stock at a weighted average exercise price of $381.14 per share. The exercise of such outstanding options and warrants and vesting of restricted stock units will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. We anticipate that our Board will have the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology and cybersecurity functions. By fully outsourcing our IT environment and placing it within expert third-party software-as-a-service, human resource, and clinical providers our primary means of avoiding cyber risk is not having sensitive data within our enterprise. All third parties are managed by our team, and we review our vendors to ensure that they have risk management procedures in place, including physical, procedural, and technical safeguards (such as: response plans, regular tests on the systems, third-party auditing, incident simulations and routine review of appropriate policies and procedures to identify risks and refine security practices). Our Senior Director of IT Operations and Security is responsible for vendor management regarding our vendor risk experience and reports directly to our Chief Financial Officer. We track security risk as a company and review it annually at the senior management level.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. As needed, the audit committee of our board of directors (the "Board") provides oversight over cybersecurity risk and provides updates to the Board regarding such oversight. The audit committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

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

Item 2. PROPERTIES

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consists of 63,256 square feet of leased office space at December 31, 2024. The lease term for this office space ends on November 30, 2026. Effective August 26, 2021, we entered into a sublease agreement with a third party to sublease 12,112 square feet of the first floor. The sublease was terminated on June 24, 2024.

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

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends, if any, on the common stock will rest solely within the discretion of our Board and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Record Holders

As of March 7, 2025 there are approximately 81 record holders of shares of our common stock.

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

Overview

We are an oncology and obesity company with a diversified portfolio and are committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. CRB-701 is currently being investigated by CSPC in a Phase 1 dose expansion clinical trial in patients with advanced solid tumors in China (the "China study"). We commenced a corresponding Phase 1 dose escalation study in the U.S. and the U.K. (the "Western study") in April 2024 and completed enrollment of the dose escalation phase in October 2024. The dose optimization portion in the Western study is currently ongoing and we are in the process of adding additional clinical sites in Europe. Both studies are enrolling patients with advanced solid tumors associated with Nectin-4 expression.

On June 1, 2024, CSPC presented updated Phase 1 dose escalation clinical data at the American Society of Clinical Oncology (“ASCO”) Annual General Conference building upon the data presented at ASCO Genitourinary Cancers Symposium (“ASCO GU”) on January 26, 2024. The larger data set included 37 patients of whom 25 patients reflective of seven dose levels had been evaluated for efficacy at the time of the data cut. The emerging clinical data showed that CRB-701 was well-tolerated and demonstrated an overall response rate ("ORR") of 44% and a disease control rate ("DCR") of 78% in mUC and 43% ORR and 86% DCR in cervical cancer. No dose limiting toxicities (“DLTs”) were observed in doses up to and including 4.5 mg/kg.

On February 14, 2025, we presented Phase 1 dose escalation data from the Western study at ASCO GU 2025. The Western study was conducted at clinical sites in the U.S. and U.K. and enrolled participants with mUC and other solid tumors associated with Nectin-4 expression. These included several tumor types not previously explored by CSPC in the China study. Unlike the China study, participants in the Western study were recruited regardless of their individual Nectin-4 levels. The Western study opened for enrollment in April 2024 and enrollment for dose escalation was completed in October 2024. A December 2024 data cut was presented at ASCO GU (n=38) of whom 26 participants were evaluable for efficacy. The Western study enrolled participants into the top four dose cohorts used in the China study (1.8, 2.7, 3.6 and 4.5 mg/kg) and adopted the same Q3W regimen. Responses were observed in mUC (1 partial response, n=4), cervical cancer (1 complete response, n=2), head and neck squamous cell carcinoma ("HNSCC") (4 partial responses, n=7) and endometrial cancer (1 partial response, n=2). No DLTs were observed and the drug was generally well-tolerated. The dose optimization portion in the Phase 1 Western study is currently ongoing. Participants are being randomized to the 2.7 mg/kg and 3.6 mg/kg cohorts in HNSCC, cervical and mUC tumors.

•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. The first patient in a Phase 1 dose escalation study was enrolled in December 2024 under an open IND and regulatory approval for the study was received in the U.K. in January 2025.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. We have completed IND-enabling studies and expect to dose the first patient in a Phase 1 study in the first quarter of 2025. CB1 inverse agonism is a highly clinically validated mechanism to induce weight loss, however, neuropsychiatric adverse events have been reported in prior clinical studies with both rimonabant and monlunabant. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability. The drug has a brain to plasma ratio fifty times lower than rimonabant and fifteen times more peripherally restricted than monlunabant.

Financial Operations Overview

We are an oncology and obesity company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at December 31, 2024, we had an accumulated deficit of approximately $476.9 million. Our net losses for the years ended December 31, 2024 and 2023 were approximately $40.2 million and $44.6 million, respectively.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our product candidates. We will continue to incur significant operating losses as we move into the clinical phase and, accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include government grants and collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect to continue to incur operating losses for at least the next several years in connection with our ongoing activities, as we:

•
conduct pre-clinical and clinical trials for our product candidates;
•
continue our research and development efforts; and
•
manufacture and purchase drugs for clinical studies.

Key Components of Our Results of Operations

Research and Development Expense

Our research and development expense has historically consisted primarily of the following:

•
compensation, employee benefits and other staff-related expenses of personnel involved in research and development activities;
•
external research and development costs incurred under agreements with contract research organizations and consultants to conduct our clinical trials and other pre-clinical studies;
•
costs related to manufacturing and purchasing of our product candidates;
•
costs associated with the licensing of research and development programs; and
•
allocated expenses, including equipment, insurance and costs of facilities.

Research and development activities are the focus of our business model. We expect that our research and development expenses will increase in the future in connection with the continuation of clinical trials across all our programs.

General and Administrative Expense

General and administrative expense primarily consists of compensation, employee benefits and travel expenses of personnel in our executive, finance, legal, human resources, and other administrative functions. Other costs include legal fees related to intellectual property and corporate matters, insurance costs, facilities costs not otherwise included in research and development expense, board compensation, professional fees for accounting, tax, and investor relations services, and information technology expense.

We anticipate that our general and administrative expenses will increase in the future to support increased and progressed research and development activities and to operate as a public company.

Interest and Investment Income, Net

Interest income consists of interest and investment income earned on our cash equivalents and investments.

Interest Expense

Interest expense relates primarily to interest expense on a loan from K2 HealthVentures LLC. The loan was repaid in full on August 1, 2024.

Other Income, Net

Other income, net includes refundable research and development credits from foreign tax authorities, as well as changes in derivative liabilities and foreign currency exchange gains and losses.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to accrued research and development expense and stock-based compensation expense. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 3 “Significant Accounting Policies” to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies.

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
•
fees paid to our licensing partner for drug product utilized in clinical trials;
•
fees paid to CROs and research institutions in connection with conducting clinical studies; and
•
professional service fees for consulting and related services.

We base our expense accruals related to pre-clinical and clinical activities on our estimates of the services performed pursuant to contracts with multiple research institutions and CROs that conduct and manage pre-clinical and clinical work on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful animal trials and the completion of study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including grants of restricted stock units and stock options, granted to employees, non-employee directors and non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. The fair value of restricted stock units was estimated based on the market price of our common stock on the date of grant. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. We estimate volatility by analyzing the volatility of the trading price of our common stock. The expected term of employee and non-employee director stock options granted under our stock plans, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to our limited operating history. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For non-employee stock options, excluding directors, we have elected to utilize the contractual term as the expected term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with that used to value the stock option. We account for forfeitures as they occur. We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our stock-based compensation.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Risk-free interest rate	4.23%	3.82%
Expected dividend yield	0%	0%
Expected term in years	6.18	6.25
Expected volatility	124.60%	101.47%

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 3 “Significant Accounting Policies” to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Year Ended 2024 to 2023

Revenue from Awards. No revenue was recognized for the years ended December 31, 2024 and 2023 in accordance with U.S. GAAP.

Operating Expenses. The following table summarizes our operating expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change

Research and development expense	$32,222	$31,168	$1,054	3%
General and administrative expense	16,499	13,910	2,589	19%
Total operating expenses	$48,721	$45,078	$3,643	8%

Research and Development. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Program Specific Costs:
CRB-601	$4,763	$13,862	$(9,099)	-66%
CRB-701	12,826	9,369	3,457	37%
CRB-913	7,167	99	7,068	7139%
Other drug development	251	648	(397)	-61%
Total program specific costs	25,007	23,978	1,029	4%
Unallocated internal costs:
Personnel related	5,316	4,578	738	16%
Other unallocated	1,899	2,612	(713)	-27%
Total research and development expenses	$32,222	$31,168	$1,054	3%

Research and development expenses for the year ended December 31, 2024 totaled approximately $32.2 million, an increase of $1.1 million over the $31.2 million recorded for the year ended December 31, 2023.

Total program-specific costs increased by 1.0 million in 2024 as compared to 2023. Costs related to CRB-601 decreased by $9.1 million as a result of lower manufacturing costs, as well as two milestones totaling $2.4 million under the UCSF License Agreement that were incurred in 2023. Costs related to CRB-701 increased by $3.5 million as a result of higher clinical and drug supply related costs as enrollment began in 2024 in the Phase 1 clinical trial offset by a $7.5 million upfront cost incurred in 2023 associated with the CSPC License Agreement. CRB-913 costs increased by $7.1 million due to the manufacturing of drug supply and IND-enabling studies to support the filing of an IND and the planned commencement of the Phase 1 clinical study for CRB-913.

Unallocated research and development costs were comparable between December 31, 2024 and December 31, 2023.

We have a subsidiary in each of the U.K. and Australia and approximately 37% and 36% of research and development expenses recorded for the years ended December 31, 2024 and 2023 respectively were recorded in these entities.

General and Administrative. General and Administrative expenses for the year ended December 31, 2024 totaled approximately $16.5 million, an increase of $2.6 million from the $13.9 million recorded for the year ended December 31, 2023. The increase in fiscal 2024 as compared to fiscal 2023 was primarily attributable to increases in stock-based compensation costs of $2.0 million primarily due to awards being granted at higher current fair values as compared to earlier grants, a $0.8 million increase in professional services to support operations, and a $0.3 million increase in franchise taxes. These costs are partially offset by a decrease in personnel-related costs of $0.8 million associated with prior year reductions in headcount.

Other Income (Expense), Net. The following table summarizes our other income (expense), net for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change

Interest and investments income, net	$6,311	$1,636	$4,675	286%
Interest expense	(1,872)	(3,858)	1,986	-51%
Other income, net	4,073	2,696	1,377	51%
Other income (expense), net	$8,512	$474	$8,038	1696%

Other income (expense), net for 2024 was approximately $8.5 million as compared to approximately $0.5 million recorded for 2023. The increase of $8.0 million in 2024 as compared to 2023 was primarily attributable to higher interest and investment income of $4.7 million due to higher cash and investment balances, reduced interest expense of $2.0 million as principal payments were made on debt in 2024 and an increase in refundable research and development credits from a foreign tax authority of $1.4 million.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At December 31, 2024, our accumulated deficit since inception was approximately $476.9 million.

At December 31, 2024, we had total current assets of approximately $153.0 million and current liabilities of approximately $11.8 million resulting in working capital of approximately $141.2 million. Of our total cash, cash equivalents, investments, and restricted cash of $149.7 million at December 31, 2024, $144.9 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(41,794)	$(36,100)
Net cash (used in) provided by investing activities	(121,310)	35,642
Net cash provided by (used in) financing activities	166,578	(2,821)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,474	$(3,279)

Net cash used in operating activities for the year ended December 31, 2024 was approximately $41.8 million which includes a net loss of approximately $40.2 million, adjusted for non-cash expenses of approximately $4.0 million, largely related to stock-based compensation expense offset by net amortization of premiums and discounts on investments and approximately $5.6 million of cash used by net working capital items, principally related to decreases in accrued expenses and operating lease liabilities, as well as an increase in accounts payable and prepaid expenses and other current assets due to the timing in which we pay our vendors.

Cash used by investing activities for the year ended December 31, 2024 totaled approximately $121.3 million, which was largely due to purchases of investments, partially offset by proceeds from sales and maturities of investments.

Cash provided by financing activities for the year ended December 31, 2024 totaled approximately $166.6 million. This is mainly related to proceeds from issuance of common stock under an open market sale agreement, as well as a public offering as noted below.

Open Market Sale Agreement

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies LLC ("Jefferies"), as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “2024 Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. we may sell common stock in amounts and at times to be determined by us subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the common stock in the 2024 Open Market Offering.

During the years ended December 31, 2024 and 2023, we sold an aggregate of 2,484,517 and 14,106 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $91.4 million and $0.1 million, respectively. As of December 31, 2024, approximately $76.4 million was available for issuance and sale under the 2024 Open Market Offering.

Public Offering

On January 31, 2024, we entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of our common stock, par value $0.0001, at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice to us of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, we completed the public offering raising gross proceeds of approximately $94.5 million and net proceeds of $88.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

We expect our cash, cash equivalents, and investments of approximately $149.1 million at December 31, 2024 will be sufficient to meet our operating and capital requirements to support our operations through the third quarter of 2027, based on current planned expenditures.

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

Contractual Obligations and Commitments

Our contractual obligation as of December 31, 2024 consist of our amended lease agreement (“February 2019 Lease Agreement”) for an aggregate total of 62,756 square feet of leased office space (“Total Premises”) through November 30, 2026. Total rent expense for the year ended December 31, 2024 was $1.7 million and we do not expect any significant changes in future periods. In addition, we entered into a sublease agreement with a third party to sublease 12,112 square feet of our leased space. The sublease commenced on October 1, 2021 and was contracted to end October 31, 2026. We terminated the sublease agreement on June 24, 2024.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2024, other than our leases, we had no material contractual obligations or commitments that will affect our future liquidity.

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

The Jenrin License Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country. Each royalty term begins on the date of the first commercial sale of the licensed product in the applicable country and ends on the later of seven years from such first commercial sale or the expiration of the last to expire of the applicable patents in that country. The Jenrin License Agreement may be terminated earlier in specified situations, including termination for uncured material breach of the Jenrin License Agreement by either party, termination by Jenrin in specified circumstances, termination by us with advance notice, and termination upon a party’s insolvency or bankruptcy.

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

License Agreement with CSPC

Pursuant to the terms of the license agreement (the "CSPC License Agreement") with CSPC, we are obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

Foreign Exchange Risk

The majority of our operations are based in the U.S. and, accordingly our transactions are denominated in U.S. Dollars. However, we have foreign currency exposures related to our cash valued in the U.K. in British Pounds and Euros and our cash valued in Australia in Australian Dollars because our functional currency is the U.S. Dollar in our foreign-based subsidiaries. Our foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations and comprehensive income.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

On November 14, 2024, Anne Altmeyer Ph.D., a member of the Board, adopted a Rule 10b5-1 plan providing for the sale of up to 2,452 shares of the Company’s common stock. Pursuant to this plan, Dr. Altmeyer may sell shares of common stock beginning on February 13, 2025, subject to the terms of the agreement, and the plan terminates on December 31, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and their ages as of the date of this filing are set forth below. Each director is elected annually to serve until the next annual meeting of shareholders, or until his or her successor is duly elected.

Name	Age	Position(s)	Served as an Officer or Director Since
Yuval Cohen, Ph.D.	49	Chief Executive Officer and Director	2014
Alan Holmer	75	Director (Chairman of the Board)	2014
Rachelle Jacques	53	Director	2019
John Jenkins	67	Director	2018
Peter Salzmann	57	Director	2020
Anne Altmeyer	60	Director	2022
Yong Ben	51	Director	2023
Winston Kung	49	Director	2024

There are no family relationships between any of our directors or executive officers.

The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of our Company are as follows:

Yuval Cohen, Ph.D., Chief Executive Officer and Director

Dr. Cohen has served as our Chief Executive Officer and as a director since April 11, 2014. Prior to joining Corbus Pharmaceuticals, Inc., he was the President and co-founder of Celsus Therapeutics PLC (“Celsus”). Dr. Cohen holds a BSc (Hons) in microbiology and biochemistry from University of Cape Town, South Africa, and has a Ph.D., summa cum laude, from the Curie Institute of Cancer Research in Paris and the University of Paris V. Dr. Cohen was selected as a director because of his business and leadership experience in the biopharmaceutical sector, as well as a result of his experience serving as our Chief Executive Officer since our inception.

Alan Holmer, Chairman of the Board

Mr. Holmer has served as a director and chairman of our Board since April 11, 2014. From 1996 to 2005 he served as President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America (PhRMA), an organization that represents the worldwide interests of leading pharmaceutical and biotechnology companies, based in Washington, D.C. From 2005 to 2007 and again from February 2009 until its acquisition by Merck in May 2011, Mr. Holmer served as a Director of Inspire Pharmaceuticals, Inc., and at various times as member of its Corporate Governance Committee, Audit Committee, and Drug Development Committee. In addition to his pharmaceutical industry experience, Mr. Holmer has significant expertise in handling legal, international trade and governmental issues, having held various positions within the office of the U.S. Trade Representative, the Commerce Department and the White House, including serving as Deputy U.S. Trade Representative with rank of Ambassador. Mr. Holmer served as Special Envoy for China and the Strategic Economic Dialogue, a position to which he was appointed by Secretary of the Treasury, Henry M. Paulson, Jr. from 2007 to 2009. Mr. Holmer also served as a partner at the international law firm, Sidley & Austin (now Sidley Austin LLP), and as an associate at Steptoe & Johnson LLP. From 2012 to 2016, Mr. Holmer served as Special Counsel in the Washington, D.C. office of Smith, Currie & Hancock LLP. Mr. Holmer has been involved in many community service organizations, including as the former Chairman of the Board of the Metropolitan Washington, D.C., Chapter of the Cystic Fibrosis Foundation (2009 to 2018). He also served as Co-Chairman of the President’s Advisory Council on HIV/AIDS. Mr. Holmer received an A.B. degree from Princeton University and a J.D. from Georgetown University Law Center. Mr. Holmer was selected as a director because of his background in the pharmaceutical and biotechnology industry and his experience in governance matters.

Rachelle S. Jacques, Director

Ms. Jacques has served as a director since April 2019. Ms. Jacques currently serves as a member of the board of directors of uniQure N.V. (Nasdaq: QURE) since 2021. Ms. Jacques previously served as the President and Chief Executive Officer of Akari Therapeutics, Plc (Nasdaq: AKTX) a late-stage biopharmaceutical company focused on innovative therapeutics to treat orphan autoimmune and inflammatory diseases where complement (C5) and/or leukotriene systems (LBT4) are implicated, and on its board of directors from March 2022 to May 2024. Ms. Jacques served as the Chief Executive Officer of Enzyvant Therapeutics, Inc., a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (TSE: 4506), focused on developing therapies for patients with rare diseases, from February 2019 to March 2022. Beginning in 2017, she served as the Senior Vice President and Global Complement Franchise Head at Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN), where she was responsible for commercialization strategy and execution. From 2016 to 2017, Ms. Jacques was Vice President of U.S. Hematology Marketing at Shire plc, which acquired Baxalta Inc. (“Baxalta”) in 2016. Prior to this role, from 2015 to 2016, Ms. Jacques served as Vice President of Business Operations at Baxalta after its spinoff from Baxter International Inc. (NYSE: BAX) in 2015. From 2013 to 2015, Ms. Jacques served in leadership positions, including Vice President of Finance, US BioScience Business, at Baxter. Prior to joining Baxter, Ms. Jacques served in various roles of increasing responsibility at Dow Corning Corporation, including U.S. and international operational management roles, from 1995 to 2013. Ms. Jacques previously, served as a member of the board of directors of Viela Bio, Inc. (Nasdaq: VIE) from April 2020 until it was acquired by Horizon Therapeutics plc in March 2021. Ms. Jacques received her B.A. degree in business administration from Alma College and is currently a member of the school's Board of Trustees. Ms. Jacques was selected as a director due to her multinational business leadership and commercialization experience, particularly in the biotechnology industry.

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

Anne Altmeyer, Ph.D., Director

Dr. Altmeyer has served as a director since September 20, 2022. Dr. Altmeyer is the President, Chief Executive Officer and member of the board of directors of TigaTx, Inc. since June 2021. TigaTx is a biotech company developing engineered IgA monoclonal antibodies for the treatment of cancer patients. In 2024, TigaTx secured $35.5 million of non-dilutive funding from ARPA-H and NIH to advance its first-in-class IgA program to the clinic. Since July 2024, Dr. Altmeyer is also currently serving on the board of directors for Antennova Limited as an independent director. Before joining TigaTx, Dr. Altmeyer was the Chief Business Officer at Sigilon Therapeutics, Inc., a biotech company that was developing Shielded Living Therapeutics for patients with chronic diseases (acquired by Eli Lilly). Prior to Sigilon, Dr. Altmeyer was Chief Business Officer at Adicet Bio, Inc. (Nasdaq: ACET), a biotech developing allogenic, engineered gamma delta T cells for the treatment of cancer and other diseases. Before joining Adicet Bio, Dr. Altmeyer was Vice President for Business Development & Licensing at Baxalta (acquired by Shire Plc) where she focused on global transactions for Baxalta’s businesses. Prior to Baxalta, Dr. Altmeyer worked for Novartis Pharmaceuticals for over a decade from 2004 to 2015 in positions of increasing responsibilities within Business Development and Project Leadership. She also oversaw the Companion Diagnostics Business Development group and managed several alliances. Prior to Novartis, Dr. Altmeyer worked as a project manager at Merck & Co., Inc. (NYSE: MRK), supporting various therapeutic areas. Dr. Altmeyer received a Ph.D. in molecular immunology from Strasbourg University, France, performed a postdoctoral fellowship at the New York University School of Medicine, and was a research associate at Cornell University Medical College. Dr. Altmeyer has also received an M.B.A. from Rutgers University and an M.P.H. from the University of Medicine and Dentistry of New Jersey. Dr. Altmeyer was selected as a director because of her business leadership experience and extensive prior experience in the biopharmaceutical industry.

Yong Ben, MD, Director

Dr. Ben has served as a director since March 1, 2023. Dr. Ben has over 20 years of clinical development expertise including strategic planning, oncology clinical trial design and execution and successful BLA/NDA submissions. Dr. Ben is currently the Chief Medical and Development Officer at BridgeBio Oncology Therapeutics since September 2024. Prior to that, he was a venture partner at Eight Roads Venture (formerly known as Fidelity Ventures) since August 2022. Prior to Eight Roads Venture, Dr. Ben served as Chief Medical Officer for BeiGene, Ltd. (Nasdaq: BGNE), a global biotechnology company specializing in drugs for cancer treatment, from February 2019 to February 2022, and served as a clinical advisor with the company until July 2022. Prior to BeiGene, Dr. Ben served as Chief Medical Officer for BioAtla, Inc. (Nasdaq: BCAB), an immunotherapy company, from May 2017 to February 2019. Prior to BioAtla, Dr. Ben was the Global Clinical Leader, Immuno-Oncology Clinical Development, for AstraZeneca PLC (Nasdaq: AZN) from August 2014 to May 2017. Dr. Ben received his medical degree from Norman Bethune College of Medicine and was a surgical oncologist at Peking Union Medical College Hospital with a post-doctoral fellowship at California Pacific Medical Center. Dr. Ben also received an M.B.A. from the University of California, San Diego. Dr. Ben was selected as a director due to his medical knowledge and extensive business leadership experience in the biopharmaceutical industry.

Winston Kung, Director

Mr. Kung has served as a director since August 16, 2024. Mr. Kung serves as the Chief Financial Officer and Treasurer of ArriVent BioPharma, Inc. (Nasdaq: AVBP), a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet needs of patients with cancer, since January 2024. Mr. Kung has served as a member of the board of Janux Therapeutics, Inc. (Nasdaq: JANX), a clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying its proprietary technology to its Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms, since September 2022 and has served as a member of the audit committee since June 2023. From December 2017 to January 2024, Mr. Kung served as the Chief Operating Officer and Chief Financial Officer of PMV Pharmaceuticals, Inc. (Nasdaq: PMVP), a precision oncology company. From April 2013 to November 2017, Mr. Kung held multiple positions at Celgene Corporation, a global biopharmaceutical company (acquired by Bristol-Myers Squibb), including Vice President of Business Development and Global Alliances, and Chief Business Officer at Celgene Cellular Therapeutics (a wholly-owned subsidiary of Celgene Corporation). Prior to Celgene, Mr. Kung worked at Citigroup from June 2010 to April 2013 in its Global Healthcare Investment Banking group and at Lehman Brothers (which was subsequently acquired by Barclays) from May 2007 to June 2010 in its Global Mergers and Acquisition Group. From August 2004 to May 2007, Mr. Kung worked at Amgen Inc. (Nasdaq: AMGN), as a co-founder of the Alliance Management group, and served as the deal lead on multiple acquisitions as part of the Corporate Development group. Mr. Kung also worked at Genentech Inc., a biotechnology company (acquired by Roche Holding AG), from November 1999 to September 2002 as part of the Business and Corporate Development group. Mr. Kung received a B.A. in Biology and International Relations from Brown University and a M.B.A. from Harvard Business School. Mr. Kung was selected as a director due to his financial expertise and his extensive background in life science industry business development and the capital markets.

Executive Officers

Our executive officers and their ages as of the date of this filing are set forth below. Our executive officers are elected by, and serve at the discretion of, our Board.

Name	Age	Position(s)	Serving in Position Since
Yuval Cohen, Ph.D.	49	Chief Executive Officer, Director	2014
Sean Moran	67	Chief Financial Officer	2014
Dominic Smethurst	51	Chief Medical Officer	2024

The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Yuval Cohen, Ph.D., Chief Executive Officer and Director

See description in the above section entitled “Directors.”

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

Dominic Smethurst, MA, MBChB, MRCP, Chief Medical Officer

Dr. Smethurst has served as our Chief Medical Officer since February 27, 2024. Before joining our company, Dr. Smethurst served as the Chief Medical Officer of Bicycle Therapeutics PLC (Nasdaq: BCYC), a clinical-stage biopharmaceutical company developing a class of medicines for diseases that are underserved by existing therapeutics in the United States and the United Kingdom, from August 2020 to October 2023. Prior to his position at Bicycle Therapeutics, from February 2019 to August 2020, Dr. Smethurst served as interim Chief Medical Officer for Nordic Nanovector ASA, where he was responsible for design, strategy and implementation of clinical trials for drug development. Dr. Smethurst earned his MA and MBChB degrees in Medicine at Christ's College, Cambridge, UK, and his MRCP degree in Medicine from Queens Medical Center, Nottingham, UK.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

Board Composition

Our Board is composed of eight directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our Board met five times in 2024. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees) during 2024. Mr. Holmer and Dr. Cohen attended the 2024 annual meeting of stockholders. We do not have a formal policy requiring members of the Board to attend our annual meetings.

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mr. Holmer, Ms. Jacques, Dr. Jenkins, Dr. Salzmann, Dr. Altmeyer, Dr. Ben and Mr. Kung do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.

In making this determination, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence. We intend to comply with the other independence requirements for committees within the time periods specified above.

Board Committees

Our Board has established an audit committee (the "Audit Committee"), a compensation committee (the "Compensation Committee") and a nominating and corporate governance committee (the "Nominating and Corporate Governance Committee"). Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee named above are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board.

Audit Committee. Our Audit Committee currently consists of Ms. Jacques, Dr. Jenkins and Mr. Kung. Mr. Kung is the Chair of the Audit Committee. Our Audit Committee met eight times in 2024. Our Board has determined that the directors currently serving on our Audit Committee are independent within the meaning of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Mr. Kung qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules.

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

Compensation Committee. Our Compensation Committee currently consists of Dr. Altmeyer, Dr. Ben and Dr. Jenkins. Dr. Jenkins is the Chair of the Compensation Committee. Our Compensation Committee met nine times in 2024. Our Board has determined that the directors currently serving on our Compensation Committee are independent under the Nasdaq Listing Rules, are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

The Compensation Committee has directly engaged independent compensation consultant, OneDigital, to provide advice and recommendations on the structure, amount and form of executive and director compensation and the competitiveness thereof. At the request of the Compensation Committee, the compensation consultants provided, among other things, comparative data from selected peer companies. The compensation consultants report directly to the Compensation Committee. The Compensation Committee’s decision to hire the compensation consultants was not made or recommended by Company management. The compensation consultant has not performed any work for the Company in 2024 except with respect to the work that was done directly for the Compensation Committee.

Our Board has adopted a written charter for the Compensation Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Dr. Ben, Ms. Jacques and Dr. Salzmann. Ms. Jacques is the Chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met six times in 2024. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq Listing Rules. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2024, all reports required to be filed under Section 16(a) during 2024 were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2024 were Yuval Cohen, Ph.D., Director and Chief Executive Officer; Sean Moran, CPA, Chief Financial Officer; and Dominic Smethurst, MA, MBChB, MRCP.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2024 and 2023 for services rendered in all capacities to us for the years ended December 31, 2024 and 2023. These individuals are our named executive officers for 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Yuval Cohen	2024	$621,883	$380,868	$1,700,781	$1,518,871	$—	$23,035	$4,245,438
Chief Executive Officer	2023	$598,850	$283,855	$—	$229,842	$—	$25,075	$1,137,622

Sean Moran	2024	$462,769	$188,947	$924,048	$825,215	$—	$28,526	$2,429,505
Chief Financial Officer	2023	$444,971	$135,403	$—	$107,975	$—	$28,907	$717,256

Dominic Smethurst (3)	2024	$408,914	$—	$1,303,500	$1,165,650	$—	$14,908	$2,892,972
Chief Medical Officer	2023	$—	$—	$—	$—	$—	$—	$—

(1)

Amounts reflect the grant date fair value of option awards and restricted stock units granted in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 3 to our Consolidated Financial Statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Stock-Based Compensation” included in Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised or restricted stock units vest.

(2)

Includes the following amounts in respect to company matching contributions under our 401(k) plan for Dr. Cohen and Mr. Moran and U.K.-based retirement account for Dr. Smethurst, individual health savings accounts, company-paid premiums for group term life insurance, and company-paid internet allowance. The company-paid life insurance premiums reflect payments for group term life policies maintained for the benefit of all employees.

(3)

Dr. Smethurst was appointed Chief Medical Officer on February 27, 2024. All compensation to Dr. Smethurst was paid in Great British Pounds and was converted to US dollars using the average foreign exchange rate for the fiscal year 2024 of 1 GBP = $1.2771 based on the yearly average currency exchange rates from the IRS website.

Name	Year	Company 401(k) or U.K. Pension Matching Contribution ($)	Company Health Savings Account Matching Contribution ($)	Company-Paid Group Term Life Insurance Premiums ($)	Company-Paid Internet Allowance ($)	Total All Other Compensation ($)
Yuval Cohen	2024	$17,250	$4,000	$810	$975	$23,035
	2023	$19,290	$4,000	$810	$975	$25,075

Sean Moran	2024	$17,250	$4,000	$6,301	$975	$28,526
	2023	$17,074	$4,000	$6,858	$975	$28,907

Dominic Smethurst	2024	$14,688	$—	$—	$220	$14,908
	2023	$—	$—	$—	$—	$—

Narrative Disclosure to Summary Compensation Table Employment Agreements

Yuval Cohen

Effective April 11, 2022, we entered into a fourth amended and restated employment agreement with Dr. Cohen (the “Cohen 2022 Agreement”), which is effective for a period of two (2) years. The Cohen 2022 Agreement provides for Dr. Cohen to serve as Chief Executive Officer and provides for an annual base salary of $598,850. In addition, Dr. Cohen is eligible to receive an annual bonus, which is targeted at up to 60% of his base salary but which may be adjusted by our Board based on his individual performance and our performance as a whole. Pursuant to the terms of the Cohen 2022 Agreement, Dr. Cohen is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our Board or Compensation Committee, in their discretion. Dr. Cohen is subject to non-compete provisions, which apply during the term of his employment and for a period of six (6) months from the date of cessation of his employment, subject to the Company providing as severance ((x) if we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of his employment agreement and (y) Dr. Cohen timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with such covenants) twelve (12) months of his base salary, other than during the Change in Control Period (as defined below), in which case it will be increased to twenty-four (24) months. Dr. Cohen will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve (12) months from the date of cessation of his employment. In addition, the employment agreement contains customary confidentiality and assignment of inventions provisions. If we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of his employment agreement, other than during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve (12) months, and he may be paid a pro-rated bonus, each subject to his timely execution of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. If we terminate Dr. Cohen’s employment without cause or he terminates his employment for good reason during the term of the employment agreement, and within the three (3) months immediately prior to a change in control or the twelve (12) months immediately following a change in control (the “Change in Control Period”), we are required to provide as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twenty-four (24) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at two (2) times target levels, each subject to his timely execution and non-revocation of a general release which will include a non-compete covenant, and continuing compliance with such covenants. Dr. Cohen’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. The Cohen 2022 Agreement expired on April 11, 2024.

Effective April 10, 2024, we entered into a fifth amended and restated employment agreement with Dr. Cohen (the “Cohen 2024 Agreement”), which is effective for a period of two (2) years from the date thereof and expires on April 10, 2026. The Cohen 2024 Agreement provides for an annual base salary of $622,804, and extends the Change in Control Period to within the six (6) months immediately prior to a change in control or the twelve (12) months immediately following a change in control. Except for the foregoing, the material terms of the Cohen 2024 Agreement are unchanged from the Cohen 2022 Agreement.

Sean Moran

Effective April 11, 2022, we entered into a fifth amended and restated employment agreement with Mr. Moran (the “Moran 2022 Agreement”), which is effective for a period of two (2) years. Mr. Moran’s employment agreement provides for Mr. Moran to serve as Chief Financial Officer and provides for an annual base salary of $428,490. In addition, Mr. Moran is eligible to receive an annual bonus, which is targeted at up to 40% of his base salary but which may be adjusted by our Board based on his individual performance and our performance as a whole. Pursuant to the terms of the employment agreement, Mr. Moran is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our Board or Compensation Committee, in their discretion. Mr. Moran is subject to non-compete provisions, which apply during the term of his employment and for a period of six (6) months from the date of cessation of his employment, subject to the Company providing as severance ((x) if we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the employment agreement and (y) he timely executes and does not revoke a general release, which will include a non-compete covenant, and complies with such covenants) twelve (12) months of his base salary, other than during the Change in Control Period, in which case it will be increased to eighteen (18) months. Mr. Moran will be subject to non-solicitation provisions, which apply during the term of his employment and for a period of twelve (12) months from the date of cessation of his employment. In addition, the employment agreement contains customary confidentiality and assignment of inventions provisions. If we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of his employment agreement, other than during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for twelve (12) months, and he may be paid a pro-rated bonus, each subject to his timely execution of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. If we terminate Mr. Moran’s employment without cause or he terminates his employment for good reason during the term of the employment agreement, and during the Change in Control Period, we are required to pay him as severance reimbursement of the cost of COBRA coverage (or to use commercially reasonable best efforts to provide the cost of other comparable coverage if COBRA reimbursement would incur tax penalties or violate the law) for eighteen (18) months, accelerated vesting of all of his outstanding options, restricted stock and other equity incentive awards and his current year bonus at target levels, each subject to his timely execution and non-revocation of a general release, which will include a non-compete covenant, and continuing compliance with such covenants. Mr. Moran’s severance payments and other applicable payments and benefits will be subject to reduction to the extent doing so would put him in a better after-tax position after taking into account any excise tax he may incur under Internal Revenue Code Section 4999 in connection with any change in control of the Company or his subsequent termination of employment. The Moran 2022 Agreement expired on April 11, 2024.

Effective April 10, 2024, we entered into a sixth amended and restated employment agreement with Mr. Moran (the “Moran 2024 Agreement”), which is effective for a period of two (2) years from the date thereof and expires on April 10, 2026. The Moran 2024 Agreement provides for an annual base salary of $463,455. Except for the foregoing the material terms of the Moran 2024 Agreement are unchanged from the Moran 2022 Agreement.

Dominic Smethurst

On February 27, 2024, we entered into a Service Agreement with Dr. Smethurst (the “Smethurst Agreement”). The Smethurst Agreement provides for Dr. Smethurst to serve, until terminated, as Chief Medical Officer and provides for an annual base salary of £379,000. In addition, Dr. Smethurst is eligible to receive an annual bonus, which is targeted at up to 40% of his base salary, but may be adjusted by the Board based on his individual performance and the Company’s performance as a whole. Dr. Smethurst’s annual base salary and his targeted annual bonus may be adjusted annually by the Board. Dr. Smethurst received an initial grant of (i) 50,000 restricted stock units and (ii) an option to purchase up to 50,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Compensation Plan, and is eligible, from time to time, to receive additional stock options or other awards, in amounts, if any, to be approved by the Board or the Compensation Committee in its discretion. Pursuant to the terms of the Smethurst Agreement, Dr. Smethurst is subject to non-compete and non-solicitation provisions, which apply during the term of his employment and for a period of three (3) months and six (6) months, respectively, following termination of his employment. In addition, the Smethurst Agreement contains customary confidentiality and assignment of inventions provisions. Dr. Smethurst or the Company may terminate the Smethurst Agreement with three (3) month’s prior notice. The Company may also terminate Dr. Smethurst without notice, with payment in lieu of notice, in an amount equal to his base salary as of the termination date which he would have been entitled to receive pursuant to the Smethurst Agreement during the three (3) month notice period, but not including any bonus or commission payments, benefits or holiday entitlements, in each case, for which he would have been entitled to receive during such three (3) month notice period. Pursuant to the Smethurst Agreement, the Company has the right to terminate Dr. Smethurst, without notice and with no liability to make any further payments (other than amounts which have accrued due to the date of termination), in certain circumstances set forth in the Smethurst Agreement (such circumstances, “Cause”). In the event that Dr. Smethurst is terminated (other than for Cause) within the six (6) months preceding or twelve (12) months following a Change in Control (as defined in the Smethurst Agreement), the Company will be required to pay him twice the amount of his target bonus by March 15th of the calendar year following the Change in Control and fully accelerate vesting of his outstanding stock options, restricted stock and other equity incentive awards upon the later of the Change in Control or the termination of his employment.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying unexercised options, stock that has not vested and equity incentive awards held as of December 31, 2024.

	Equity Incentive Plan Awards
	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units or Stock that Have Not Vested ($) (1)
Name	Exercisable		Unexercisable		Options (#)	Price	Date
Yuval Cohen	17,667	(2)	-	(2)	-	$42.00	1/7/2026
	5,000	(3)	-	(3)	-	$261.30	10/6/2026
	12,583	(4)	-	(4)	-	$271.50	3/1/2027
	14,583	(5)	-	(5)	-	$250.50	1/4/2028
	18,833	(6)	-	(6)	-	$225.90	1/18/2029
	21,300	(7)	-	(7)	-	$135.90	3/6/2030
	61,108	(8)	2,658	(8)	-	$77.40	2/2/2031
	16,573	(9)	14,484	(9)	-	$14.10	2/1/2032
	13,816	(10)	35,923	(10)	-	$4.26	2/13/2033
	-	(11)	73,947	(11)	-	$23.00	2/12/2034	73,947	(12)	872,575

Sean Moran	2,917	(2)	-	(2)	-	$42.00	1/7/2026
	2,500	(3)	-	(3)	-	$261.30	10/6/2026
	1,917	(4)	-	(4)	-	$271.50	3/1/2027
	2,917	(5)	-	(5)	-	$250.50	1/4/2028
	3,250	(6)	-	(6)	-	$225.90	1/18/2029
	3,767	(7)	-	(7)	-	$135.90	3/6/2030
	19,632	(8)	854	(8)	-	$77.40	2/2/2031
	5,982	(9)	5,235	(9)	-	$14.10	2/1/2032
	6,491	(10)	16,876	(10)	-	$4.26	2/13/2033
	-	(11)	40,176	(11)	-	$23.00	2/12/2034	40,176	(12)	474,077

Dominic Smethurst	-	(13)	50,000	(13)	-	$26.07	2/27/2034	50,000	(14)	590,000

(1)	The market value is calculated by multiplying the number of unvested units by $11.80, the closing price per share of our common stock on December 31, 2024.

(2)

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

(4)

Represents options to purchase shares of our common stock granted on March 1, 2017. 25% of these options vested on March 1, 2018 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on April 1, 2018.

(5)

Represents options to purchase shares of our common stock granted on January 4, 2018. 25% of these options vest on January 4, 2019 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on February 4, 2019.

(6)

Represents options to purchase shares of our common stock granted on January 18, 2019. 25% of these options vest on January 18, 2020 with the remaining 75% of the option vesting in equal monthly installments over a period of 36 months commencing on February 18, 2020.

(7)

Represents options to purchase shares of our common stock granted on March 6, 2020. 25% of these options vest on March 6, 2021 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on April 6, 2021.

(8)

Represents options to purchase shares of our common stock granted on February 2, 2021. 25% of these options vest on February 2, 2022 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 2, 2022.

(9)

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

(11)

Represents options to purchase shares of our common stock granted on February 12, 2024. 25% of these options vest on February 12, 2025 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 12, 2025.

(12)	This restricted stock unit award was granted on February 12, 2024 and vests in four years in equal annual installments, subject to continued service through each applicable vesting date.

(13)

Represents options to purchase shares of our common stock granted on February 27, 2024. 25% of these options vest on February 27, 2025 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 27, 2025.

(14)	This restricted stock unit award was granted on February 27, 2024 and vests in four years in equal annual installments, subject to continued service through each applicable vesting date.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board and Compensation Committee grant awards without regard to the share price or the timing of the release of material nonpublic information and does not time grants for the purpose of affecting the value of executive compensation. Accordingly, it is our policy that our management team makes a good faith effort to advise the Board and Compensation Committee whenever it is aware that material nonpublic information is planned to be released to the public in close proximity to the grant of equity awards.

Director Compensation Table

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Alan Holmer (2)	70,000	115,495	113,329	298,824
Avery Catlin (3)	42,188	115,495	113,329	271,012
Rachelle Jacques (4)	60,000	115,495	113,329	288,824
John Jenkins (5)	65,000	115,495	113,329	293,824
Peter Salzmann (6)	45,000	115,495	113,329	273,824
Anne Altmeyer (7)	47,500	115,495	113,329	276,324
Yong Ben (8)	47,833	115,495	113,329	276,657
Winston Kung (9)	22,663	297,892	263,840	584,395

(1)

Amounts reflect the aggregate grant date fair value of awards granted in 2024, computed in accordance with the Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised or restricted stock units vest.

(2)	As of December 31, 2024, Mr. Holmer held options to purchase 21,560 shares of our common stock and 2,783 restricted stock units.

(3)	Mr. Caitlin resigned from the Board effective August 15, 2024. As of December 31, 2024, Mr. Catlin held options to purchase 21,560 shares of our common stock and no restricted stock units.

(4)	As of December 31, 2024, Ms. Jacques held options to purchase 19,343 shares of our common stock and 2,783 restricted stock units.

(5)	As of December 31, 2024, Dr. Jenkins held options to purchase 19,343 shares of our common stock and 2,783 restricted stock units.

(6)	As of December 31, 2024, Dr. Salzmann held options to purchase 18,186 shares of our common stock and 2,783 restricted stock units.

(7)	As of December 31, 2024, Dr. Altmeyer held options to purchase 13,390 shares of our common stock and 2,783 restricted stock units.

(8)	As of December 31, 2024, Dr. Ben held options to purchase 13,390 shares of our common stock and 2,783 restricted stock units.

(9)	As of December 31, 2024, Mr. Kung held options to purchase 5,566 shares of our common stock and 5,566 restricted stock units.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

2024 Equity Compensation Plan

On March 14, 2024, our Board adopted the 2024 Equity Compensation Plan, or the 2024 Plan, subject to stockholder approval, which was received on May 16, 2024.

The general purpose of the 2024 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2024 Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries.

Pursuant to the 2024 Plan, the Board may grant up to 2,000,000 shares of our common stock through nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

2014 Equity Compensation Plan

On March 26, 2014, our Board adopted the 2014 Equity Compensation Plan, or the 2014 Plan, subject to stockholder approval, which was received on April 1, 2014. The 2024 Plan succeeded the 2014 Plan, under which no further grants may be made pursuant to the terms of the 2014 Plan; provided, that all awards outstanding under the 2014 Plan as of the date of stockholder approval of the 2024 Plan shall continue in effect in accordance with their terms.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,018,848	$78.13	1,898,156
Equity compensation plans not approved by security holders	—	—	—
TOTAL:	1,018,848	$78.13	1,898,156

(1)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 7, 2025 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 7, 2025 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 12,232,228 shares of common stock issued and outstanding as of March 7, 2025 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Except as otherwise noted below, the address for persons listed in the table is c/o Corbus Pharmaceuticals Holdings, Inc., 500 River Ridge Drive, Norwood, Massachusetts 02062. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater Stockholders:
Cormorant Global Healthcare Master Fund, LP (1)	2,375,000	19.4%
OrbiMed Capital LLC (3)	1,172,287	9.6%
Octagon Capital Advisors LP (2)	1,115,000	9.1%
BlackRock, Inc. (4)	802,721	6.6%
The Vanguard Group (5)	645,650	5.3%

Officers and Directors
Yuval Cohen (6)	231,014	1.9%
Sean Moran (7)	82,091	*
Dominic Smethurst (8)	20,690	*
Alan Holmer (9)	21,823	*
John Jenkins (10)	16,593	*
Rachelle Jacques (11)	16,560	*
Peter Salzmann (12)	15,403	*
Anne Altmeyer (13)	10,607	*
Yong Ben (14)	10,607	*
Winston Kung (15)	—	*
All current directors and executive officers as a group (10 total)	425,388	3.4%

(1)

Based upon information contained in a Schedule 13G jointly filed by Cormorant Asset Management, LP and Bihua Chen on November 14, 2024. Consists of 2,375,000 shares of our common stock owned by Cormorant Asset Management, LP and the investment adviser to certain funds (the "Cormorant Funds") and Bihua Chen.

(2)

Based upon information contained in a Schedule 13G jointly filed by OrbiMed Advisors LLC ("Advisors") and OrbiMed Capital LLC ("Capital") on February 14, 2025. Consists of 454,087 shares of our common stock owned by Advisors and 718,200 shares of our common stock owned by Capital. Advisors and Capital exercise investment and voting power over these shares through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of these shares.

(3)

Based upon information contained in a Schedule 13G jointly filed on November 14, 2024 by Octagon Capital Advisors LP ("Octagon"), Octagon Investments Master Fund LP ("Master Fund") and Ting Jia, as the principal beneficial owner of Octagon. The Master Fund holds the 1,115,000 common shares for the benefit of its investors.

(4)

Based upon information contained in a Schedule 13G filed on November 14, 2024 by BlackRock, Inc. Consists of 802,721 shares of our common stock and includes holdings from the following subsidiaries: BlackRock Advisors, LLD, Aperio Group, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of our common stock.

(5)

Based upon information contained in a Schedule 13G filed on November 14, 2024 by The Vanguard Group. Consists of 645,650 shares of our common stock. The Vanguard Group has sole power to vote 0 of these shares, shared power to vote 11,938 of these shares, sole power to dispose 629,017 of these shares and shared power to dispose 16,633 of these shares.

(6)	Includes 216,388 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(7)	Includes 66,410 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(8)	Includes 14,583 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(9)	Includes 18,777 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(10)	Includes 16,560 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(11)	Includes 16,560 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(12)	Includes 15,403 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(13)	Includes 10,607 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(14)	Includes 10,607 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 7, 2025.

(15)	No common stock owned.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mr. Holmer, Ms. Jacques, Dr. Jenkins, Dr. Salzmann, Dr. Altmeyer, Dr. Ben and Mr. Kung do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2024	2023
	(In thousands)
Audit Fees	$391	$299
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$391	$299

Audit Fees

Represents fees, including out-of-pocket expenses, for professional services provided in connection with the audit of our annual audited financial statements and of our internal control over financial reporting, the review of our quarterly financial statements included in our Forms 10-Q, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements, services provided in connection with the offerings of our common stock and audit services provided in connection with other statutory or regulatory filings.

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

The Audit Committee pre-approved all services provided by EisnerAmper LLP during fiscal 2024 and 2023 in accordance with the policy regarding pre-approval of all auditing services.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required by the applicable requirements of the PCAOB, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the PCAOB regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audit financial statements be included in our annual report on Form 10-K.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP (PCAOB ID: 274) appear as pages F-2 through F-23 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

10.33

Form of Service Agreement between Corbus International Limited and Dominic Smethurst, dated February 27, 2024 (incorporated herein by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024). †

10.34

Form of Fifth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 10, 2024). †

10.35

Form of Sixth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 10, 2024). †

10.36	Corbus Pharmaceuticals Holdings, Inc. 2024 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024). †

10.37	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024). †

10.38	Form of Non-Statutory Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.39	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

10.40	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2024).†

19.1	Insider Trading Policy. *

21.1		List of Subsidiaries of the Company.*

23.1		Consent of EisnerAmper LLP.*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

97.1		Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024). †

101.INS	Inline	Inline XBRL Instance Document.* – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL*

* Filed herewith

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

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 11, 2025	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2025
Sean Moran

/s/ ALAN HOLMER	Chairman of the Board	March 11, 2025
Alan Holmer

/s/ ANNE ALTMEYER	Director	March 11, 2025
Anne Altmeyer

/s/ YONG BEN	Director	March 11, 2025
Yong Ben

/s/ RACHELLE JACQUES	Director	March 11, 2025
Rachelle Jacques

/s/ JOHN JENKINS	Director	March 11, 2025
John Jenkins

/s/ WINSTON KUNG	Director	March 11, 2025
Winston Kung

/s/ PETER SALZMANN	Director	March 11, 2025
Peter Salzmann

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Research and Development Expenses

As described in Note 3 to the financial statements, at each balance sheet date, the Company estimates its accrued pre-clinical and clinical expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing pre-clinical and clinical work in preparation for and related to clinical trials, and in making that estimate, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received, or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for pre-clinical and clinical trial expenses of $2.7 million is included in Accrued expenses on the December 31, 2024, consolidated balance sheet. The amounts recorded for accrued pre-clinical and clinical trial expenses represent the Company’s estimate of the unpaid pre-clinical and clinical trial expenses based on the information available to the Company at that time. The estimation of accrued pre-clinical and clinical trial expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of accrued pre-clinical and clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the pre-clinical and clinical work. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting pre-clinical trials, evaluating the significant assumptions described above and the methods used in developing the pre-clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed the assumptions directly with a sample of the third parties involved in performing the research and development services on behalf of the Company, where applicable. We also made direct inquiries of financial and pre-clinical client personnel regarding status, and progress towards completion, of pre-clinical trials and the description of future commitments, and verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 11, 2025

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$17,198	$13,724
Investments	131,864	7,182
Restricted cash	285	192
Prepaid expenses and other current assets	3,629	2,448
Total current assets	152,976	23,546
Restricted cash	385	478
Property and equipment, net	385	973
Operating lease right-of-use assets	2,133	3,063
Other assets	—	212
Total assets	$155,879	$28,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$301
Accounts payable	4,786	3,179
Accrued expenses	5,426	11,030
Derivative liability	—	39
Operating lease liabilities, current	1,606	1,437
Loan payable	—	15,908
Total current liabilities	11,818	31,894
Other long-term liabilities	—	44
Operating lease liabilities, noncurrent	1,633	3,239
Total liabilities	13,451	35,177
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 12,179,482 and 4,423,683 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	—
Additional paid-in capital	619,285	429,780
Accumulated deficit	(476,893)	(436,684)
Accumulated other comprehensive gain (loss)	35	(1)
Total stockholders’ equity (deficit)	142,428	(6,905)
Total liabilities and stockholders’ equity	$155,879	$28,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$32,222	$31,168
General and administrative	16,499	13,910
Total operating expenses	48,721	45,078
Operating loss	(48,721)	(45,078)
Other income (expense), net:
Interest and investment income, net	6,311	1,636
Interest expense	(1,872)	(3,858)
Other income, net	4,073	2,696
Total other income, net	8,512	474
Net loss	$(40,209)	$(44,604)
Net loss per share, basic and diluted	$(3.68)	$(10.31)
Weighted average number of common shares outstanding, basic and diluted	10,915,413	4,327,568

Comprehensive loss:
Net loss	$(40,209)	$(44,604)
Other comprehensive income:
Change in unrealized gain on marketable debt securities	36	125
Total other comprehensive income	36	125
Total comprehensive loss	$(40,173)	$(44,479)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	4,171,297	$—	$425,196	$(392,080)	$(126)	$32,990
Issuance of common stock, net of issuance costs	14,106	—	109	—	—	109
Issuance of common stock upon conversion of K2 Loan and Security Agreement	194,444	—	875	—	—	875
Issuance of common stock upon exercise of stock options	43,836	—	130	—	—	130
Stock-based compensation expense	—	—	3,470	—	—	3,470
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	125	125
Net loss	—	—	—	(44,604)	—	(44,604)
Balance at December 31, 2023	4,423,683	$—	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	7,462,916	1	180,236	—	—	180,237
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	136,664	—	1,999	—	—	1,999
Issuance of common stock upon vesting of restricted stock	7,275	—	—	—	—	—
Stock-based compensation expense	—	—	6,145	—	—	6,145
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	36	36
Net loss	—	—	—	(40,209)	—	(40,209)
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,209)	$(44,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,145	3,470
Depreciation expense	588	641
Net amortization of premiums and discounts on investments	(3,327)	(506)
Amortization of debt discount	396	824
Other	189	(19)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(1,229)	(1,470)
Decrease (increase) in other assets	212	(57)
Decrease in operating lease right-of-use asset	930	821
(Decrease) increase in other long-term liabilities	(44)	22
Increase in accounts payable	1,603	1,028
(Decrease) increase in accrued expenses	(5,611)	5,031
Decrease in operating lease liabilities	(1,437)	(1,281)
Net cash used in operating activities	(41,794)	(36,100)
Cash flows from investing activities:
Purchases of investments	(180,804)	(33,885)
Proceeds from sales and maturities of investments	59,494	69,527
Net cash (used in) provided by investing activities	(121,310)	35,642
Cash flows from financing activities:
Proceeds from issuance of notes payable	-	373
Proceeds from issuance of common stock, net	182,058	53
Repayment of notes payable	(301)	(426)
Repayment of long-term borrowings	(15,179)	(2,821)
Net cash provided by (used in) financing activities	166,578	(2,821)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,474	(3,279)
Cash, cash equivalents, and restricted cash at beginning of the period	14,394	17,673
Cash, cash equivalents, and restricted cash at end of the period	$17,868	$14,394
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$2,818	$2,607
Write off of fully depreciated property and equipment	$71	$178
Common stock issuance costs not yet paid	$75	$—
Issuance of common stock for conversion of convertible debt	$1,125	$875

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

2.
LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2024, had an accumulated deficit of approximately $476.9 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of approximately $149.1 million at December 31, 2024 will be sufficient to meet its operating and capital requirements at least 12 months from the issuance of these consolidated financial statements.

3.
SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") promulgated by the Financial Accounting Standards Board ("FASB").

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur. The most significant estimates are related to stock-based compensation expense (See Note 14) and the accrual of research, product development and clinical obligations (see Note 10).

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At December 31, 2024 and 2023, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of December 31, 2024 and 2023 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash	$5,047	$4,029
Cash equivalents	12,151	9,695
Cash and cash equivalents	17,198	13,724

Restricted cash, current	285	192
Restricted cash, noncurrent	385	478
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,868	$14,394

As of December 31, 2024, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $4.9 million of cash which was held in its subsidiaries in the U.K. and Australia. As of December 31, 2023, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $3.8 million of cash which was held in its subsidiaries in the U.K. and Australia.

Investments

Investments consist of debt securities, U.S. Treasury securities, and U.S. government agency securities with maturities greater than 90 days at their acquisition date. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies all its investments as current assets.

The Company classifies all of its investments as available-for-sale marketable debt securities. The Company’s marketable debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale marketable debt securities that are not related to credit losses are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity. The cost of marketable debt securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and investment income, net in the consolidated statements of operations and comprehensive loss.

At each reporting period, the Company evaluates its marketable debt securities with unrealized losses for impairment. When assessing marketable debt securities for potential impairment, the Company considers available evidence, including the extent to which fair value is less than cost, whether an allowance for credit loss is required, and adverse factors that could affect the value of the securities. An impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the marketable debt security. To date, the Company has not recorded any credit losses on its marketable debt securities.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and investments. The primary objectives for the Company’s investment portfolio are the preservation of principal, maintenance of liquidity, and maximization of total return. The Company does not enter into any investment transaction for trading or speculative purposes.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on credit quality, maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2024 and 2023, the Company has not experienced any significant credit losses in such accounts or investments.

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Fair Value Measurements

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date

Level 2 – Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data

Level 3 – Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date

The Company’s financial instruments are carried at fair value determined according to the fair value hierarchy described above. Cash is stated at carrying value which approximates fair value. Cash equivalents and investments are comprised of available-for-sale securities, which are carried at fair value. The carrying values of the Company’s prepaid expenses and other current assets, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying values of notes payable and debt approximate their fair value due to the fact that they are at market terms.

Property and Equipment

The estimated useful lives for the Company’s property and equipment is as follows: three years for computer hardware and software and three to five years for office furniture and equipment. The Company’s leasehold improvements are amortized over the shorter of their useful lives or the respective leases. See Note 7 for details of property and equipment and Note 8 for operating lease commitments.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations ("CROs") and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing therapeutics for cancer and obesity. See Note 16 for additional details.

Income Taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded to reduce a net deferred tax benefit when it is not more-likely-than-not that the tax benefit from the deferred tax assets will be realized. Accordingly, given the cumulative losses since inception, the Company has provided a valuation allowance equal to 100% of the deferred tax assets in order to eliminate the deferred tax assets amounts.

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2024 or 2023.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in 2024 or 2023.

Stock-based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”), to employees, non-employees, and directors as an expense in the statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock-based award. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock units is the quoted closing market price per share on the grant date. The fair value of each grant is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

Foreign Currency

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in other income, net in the Company’s statements of operations and comprehensive loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency of the Company's foreign subsidiaries is the U.S. Dollar.

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023 (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(40,209)	$(44,604)
Weighted average number of common shares-basic and diluted	10,915,413	4,327,568
Net loss per share of common stock-basic and diluted	$(3.68)	$(10.31)

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	December 31,
	2024	2023
Stock options	723,153	708,762
Unvested restricted stock units	259,488	17,911
Warrants	36,207	50,207

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024, with early adoption permitted. The amendments are applied retrospectively to all prior periods presented in the financial statements. The Company's adoption of this standard effective for the fiscal year ending December 31, 2024 resulted in increased disclosures in the notes to its financial statements (See Note 16).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on incomes taxes by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require additional disclosure about specific expense categories included in the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this standard to its financial statements.

4. INVESTMENTS

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$9,452	$15	$-	$9,467
U.S. government agency securities	22,075	18	-	22,093
Corporate debt securities	100,302	56	(54)	100,304
Total	$131,829	$89	$(54)	$131,864

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2024 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$126,870	$126,930
Maturing after one year but less than three years	4,959	4,934
	$131,829	$131,864

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Corporate debt securities	$7,182	$1	$(1)	$7,182
Total	$7,182	$1	$(1)	$7,182

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$7,182	$7,182
	$7,182	$7,182

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$12,151	$—	$—	$12,151
Investments:
U.S. Treasury securities	—	9,467	—	9,467
U.S. government agency securities	—	22,093	—	22,093
Corporate debt securities	—	100,304	—	100,304
	$12,151	$131,864	$—	$144,015

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

The Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage ADC targeting Nectin-4, which the Company is referring to as CRB-701, in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K., and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter 2023 followed by $2.5 million paid during the third quarter 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the Milky Way License Agreement and the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. During the year ended December 31, 2024, no research and development expense associated with upfront payments for clinical milestones were incurred under any of the above agreements. The consolidated balance sheet as of December 31, 2024 includes $1.6 million within accounts payable due to The Regents under the UCSF License Agreement for achieved milestone payments. During the year ended December 31, 2023, the Company recorded the $7.5 million upfront license payment to CSPC as research and development expense, which includes the $5.0 million paid in cash up front and $2.5 million recorded as an accrued expense. Under the UCSF License Agreement, the Company also recorded a $1.2 million development milestone for the filing of patent rights and a $1.2 million development milestone for the filing of the IND as research and development expense, which includes $2.3 million in accrued expense based upon an amended payment schedule.

7.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer hardware and software	$13	$84
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,458	4,529
Less: accumulated depreciation	(4,073)	(3,556)
Property and equipment, net	$385	$973

Depreciation expense was approximately $0.6 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

8.
COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On August 21, 2017, the Company entered into a lease agreement (“August 2017 Lease Agreement”), which was subsequently amended on February 26, 2019 (“February 2019 Lease Agreement”) and October 25, 2019 for commercial lease of office space, pursuant to which the Company has agreed to lease an aggregate total of 63,256 square feet of office space (“Total Premises”). The term of the lease is through November 30, 2026.

Per the terms of the August 2017 Lease Agreement and the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for approximately $2.1 million of leasehold improvements. The reimbursements have been deferred and is recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement and the February 2019 Lease Agreement required a standby irrevocable letter of credit of $0.8 million, which will be reduced, if the Company is not in default under the agreement on the third and fourth anniversary of the commencement date and have unencumbered funds in excess of $50.0 million. As of December 31, 2024, the Company has an unsecured letter of credit for $0.7 million in connection with the lease agreements.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Lease cost
Operating lease cost	$1,240	$1,240
Total lease cost	$1,240	$1,240

Other information
Weighted average remaining lease term	1.9 years	2.8 years
Weighted average discount rate	8.00%	8.00%

Cash paid for rent expense recorded during the years ended December 31, 2024 and 2023 was $1.7 million and $1.7 million, respectively. Rent expense for the years ended December 31, 2024 and 2023 was offset by $0 and $0.2 million, respectively, of sublease income. The sublease commenced on October 1, 2021 and was terminated on June 24, 2024.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2024, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2024 (in thousands):

2025	$1,795
2026	1,688
Total lease payments	$3,483

Less: imputed interest	(244)
Total	$3,239

9.
NOTES PAYABLE

D&O Financing

In November 2022, the Company entered into a loan agreement with a financing company for $0.5 million to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $51.0 thousand over a nine-month period. Interest accrued on this loan at an annual rate of 5.4%. This loan was fully repaid in July 2023.

In November 2023, the Company entered into a loan agreement with a financing company for $0.4 million to finance one of the Company’s insurance policies. The terms of the loan stipulate equal monthly payments of principal and interest payments of $39.0 thousand over a ten-month period. Interest accrues on this loan at an annual rate of 8.15%. Prepaid expenses as of December 31, 2024 and 2023, included approximately $0 and $0.3 million, respectively, related to the underlying insurance policy being financed. This loan was fully repaid in August 2024.

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC (“K2HV”), an unrelated third party (the “Loan and Security Agreement”) and received $20.0 million upon signing. On August 1, 2024, the loan matured and the Company made a final payment in the amount of $11.8 million, which represents $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest. The $1.6 million final payment was amortized over the life of the loan through interest expense within the consolidated statements of operations and comprehensive loss. Interest payments were made monthly and accrued at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” plus 5.25%.

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

The total debt discount related to the Amended Loan and Security Agreement of approximately $3.0 million was charged to interest expense using the effective interest method over the term of the debt. At December 31, 2023, the fair value of our outstanding debt, which is considered Level 3 in the fair value hierarchy, approximates carrying value. Interest expense for the years ended December 31, 2024 and 2023 was approximately $1.8 million and $3.8 million, respectively.

The net carrying amounts of the liability components consists of the following (in thousands):

	December 31, 2024	December 31, 2023

Principal	$—	$16,304
Less: debt discount	—	(2,954)
Accretion of debt discount	—	2,558
Net carrying amount	$—	$15,908

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Accrued pre-clinical and clinical costs	$2,424	$1,449
Accrued product development costs	280	745
Accrued license costs	—	4,825
Accrued compensation	2,276	2,326
Accrued administrative costs	446	343
Accrued interest	—	1,342
Total	$5,426	$11,030

11.
INCOME TAXES

No provision or benefit for federal, state or foreign income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

The components of the Company's net loss are as follows (in thousands):

	December 31,
	2024	2023
United States	$(31,457)	$(36,134)
United Kingdom	(8,720)	(8,455)
Australia	(32)	(15)
Total	$(40,209)	$(44,604)

Our foreign subsidiaries in the U.K. and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. In the years ending December 31, 2024 and 2023, the Company applied for refundable research and development credits from foreign tax authorities of approximately $4.0 million and $2.7 million, respectively, that were recorded in other income, net. All amounts have been received, except for $1.5 million that is included in prepaid expenses and other current assets within the consolidated balance sheet as of December 31, 2024. No future conditions impact the recognition of these tax credits.

At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $233.9 million and $218.6 million respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $233.9 million, approximately $177.6 million are from periods after 2017 and have no expiration date. Net operating loss carryforwards starting in 2021 are limited to 80% of taxable income. At December 31, 2024 and 2023, the Company had State net operating loss carryforwards of approximately $220.8 million and $208.0 million, respectively. Utilization of net operating losses, income tax credits and certain other tax attributes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2024 and 2023 of approximately $11.2 million and $10.0 million, respectively, of which will begin to expire in varying amounts beginning in 2032.

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

	December 31,
	2024	2023
U.S. and state net operating loss carryforwards	$63,063	$59,093
Foreign net operating loss carryforwards	13,686	11,558
Tax credit carryforward	11,013	9,826
Stock-based compensation	6,672	5,820
Capitalized research and development	9,890	6,368
Accrued expenses	312	897
Other temporary differences	1,000	1,376
Subtotal	105,636	94,938
Valuation allowance	(105,636)	(94,938)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for us during 2022 and resulted in capitalized R&D costs of approximately $21.5 million and $23.6 million for the years ended December 31, 2024 and 2023, respectively. We will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more-likely-than-not that some portion or all the net deferred tax assets will be realized. Since the Company cannot determine that it is more-likely-than-not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by approximately $10.7 million and $10.8 million in 2024 and 2023, respectively, due to increased net operating loss carryforwards and capitalization of R&D expenditures as required by changes to the tax laws from the TCJA as described above. The Company has no uncertain tax positions at December 31, 2024 and 2023 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2024	2023
Tax provision at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	2.30%	5.94%
Permanent differences	0.03%	(0.28)%
Foreign expected tax	0.87%	4.46%
Tax credits	(1.82)%	2.46%
Foreign income tax rate change	—%	7.42%
Equity compensation	0.25%	—%
GILTI	(1.09)%	—%
Revaluation of foreign deferred tax assets	5.57%	—%
Other	(0.52)%	(11.09)%
Change in valuation reserve	(26.59)%	(29.91)%
Total	—%	—%

12.
PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

13.
COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 12,179,482 and 4,423,683 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

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

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies, as sales agent. The Company filed a new shelf registration statement and prospectus supplement effective March 20, 2024 under which the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “2024 Open Market Offering”).

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

During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 2,484,517 and 14,106 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $91.4 million and $0.1 million, respectively. As of December 31, 2024, approximately $76.4 million was available for issuance and sale under the 2024 Open Market Offering.

Other Common Stock Transactions

During the years ended December 31, 2024 and 2023, the Company issued 136,664 and 43,836 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $2.0 million and $0.1 million from those exercises, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 7,275 and 0 shares of common stock from the vesting of shares from restricted stock, respectively, of which 2,783 were issued under the 2024 Plan and the remaining were issued under the 2014 Plan.

During the years ended December 31, 2024 and 2023, the Company issued 142,857 and 194,444 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 4,649 and 0 shares of common stock upon the vesting of restricted stock units pursuant to a professional services agreement with an investor relations service provider, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 6,087 and 0 shares of common stock upon the exercise of warrants, respectively.

14. STOCK-BASED COMPENSATION AWARDS

On May 16, 2024, the Company's stockholders approved the 2024 Equity Compensation Plan (the “2024 Plan”) authorizing the issuance of up to 2,000,000 shares, succeeding the 2014 Equity Incentive Plan (the “2014 Plan”), under which no further grants may be made pursuant to the terms of the 2014 Plan. Pursuant to the 2024 Plan, the Board may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

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

As of December 31, 2024, an aggregate of 883,580 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of December 31, 2024, an aggregate of 99,061 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 1,898,156 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2024	2023

Research and development expenses	$1,027	$378
General and administrative expenses	5,118	3,092
Total stock-based compensation	$6,145	$3,470

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Year ended December 31,
	2024	2023

Stock options	$4,240	$3,456
Restricted stock units	1,905	14
Total stock-based compensation	$6,145	$3,470

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Year ended December 31,
	2024	2023
Risk-free interest rate	4.23%	3.82%
Expected dividend yield	0%	0%
Expected term in years	6.18	6.25
Expected volatility	124.60%	101.47%

A summary of stock option activity for years ended December 31, 2024 and 2023 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	708,762	$63.96	6.79	$20,216
Granted	251,041	27.98
Exercised	(136,664)	14.63
Forfeited or canceled	(54,879)	9.29
Expired	(45,107)	95.86
Outstanding at December 31, 2024	723,153	$62.95	6.95	$881
Exercisable at December 31, 2024	381,626	$98.87	5.30	$388

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $24.99 and $4.20 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $4.1 million and $0.1 million, respectively. As of December 31, 2024, there was approximately $5.2 million of total unrecognized compensation expense, related to non-vested stock-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 1.42 years at December 31, 2024.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the years ended December 31, 2024 and 2023 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,911	$5.14
Granted	251,045	$27.64
Forfeited	(2,193)	$17.15
Vested	(7,275)	$19.04
Unvested at December 31, 2024	259,488	$26.42

As of December 31, 2024, there was $5.1 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.92 years.

15. WARRANTS

During the year ended December 31, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants. No warrants were exercised during the year ended December 31, 2023.

At December 31, 2024, there were warrants outstanding to purchase 36,207 shares of common stock with a weighted average exercise price of $381.14 and a weighted average remaining life of 0.51 years.

On January 26, 2018, the Company entered into an Investment Agreement with the Cystic Fibrosis Foundation ("CFF") that included issuance of a warrant to purchase an aggregate of 33,334 shares of the Company’s common stock (the “CFF Warrant”) at an exercise price of $396.00 per share. The CFF Warrant expired on January 26, 2025.

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the "K2 Warrant") at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030.

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 14,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $32.10 per share. The Warrants became fully vested on October 19, 2021 and expire on November 3, 2025. The Warrants were exercised in full on a cashless basis, resulting in the issuance of 6,087 shares of common stock during the year ended December 31, 2024. No cash proceeds were received and the exercise price settled by reducing the total shares issued in lieu of cash payment.

16. SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is developing and commercializing therapeutics for cancer and obesity.

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM makes decisions based on net income (loss). Significant expenses within net income (loss) include research and development and general and administrative expenses, which are each separately presented on the Company's consolidated statements of operations and comprehensive loss. Other segment items within net income (loss) include interest and investment income, interest expense and other income.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.