Form 10-Q
period 2025-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2025-05-06
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2025, 12,236,767 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$18,900	$17,198
Investments	113,887	131,864
Restricted cash	285	285
Prepaid expenses and other current assets	4,288	3,629
Total current assets	137,360	152,976
Restricted cash	385	385
Property and equipment, net	304	385
Operating lease right-of-use assets	1,882	2,133
Total assets	$139,931	$155,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,068	$4,786
Accrued expenses	5,902	5,426
Operating lease liabilities, current	1,650	1,606
Total current liabilities	11,620	11,818
Operating lease liabilities, noncurrent	1,205	1,633
Total liabilities	12,825	13,451
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 12,232,853 and 12,179,482 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	620,999	619,285
Accumulated deficit	(493,871)	(476,893)
Accumulated other comprehensive (loss) gain	(23)	35
Total stockholders’ equity	127,106	142,428
Total liabilities and stockholders’ equity	$139,931	$155,879

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$15,642	$5,762
General and administrative	4,133	3,861
Total operating expenses	19,775	9,623
Operating loss	(19,775)	(9,623)
Other income (expense), net:
Interest and investment income, net	1,681	1,028
Interest expense	—	(839)
Other income, net	1,116	2,535
Total other income, net	2,797	2,724
Net loss	$(16,978)	$(6,899)
Net loss per share, basic and diluted	$(1.39)	$(0.83)
Weighted average number of common shares outstanding, basic and diluted	12,202,092	8,310,508

Comprehensive loss:
Net loss	$(16,978)	$(6,899)
Other comprehensive loss:
Change in unrealized loss on marketable debt securities	(58)	(328)
Total other comprehensive loss	(58)	(328)
Total comprehensive loss	$(17,036)	$(7,227)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock upon vesting of restricted stock	53,371	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(58)	(58)
Net loss	—	—	—	(16,978)	—	(16,978)
Balance at March 31, 2025	12,232,853	$1	$620,999	$(493,871)	$(23)	$127,106

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$—	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	5,913,138	1	108,763	—	—	108,764
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	24,231	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock	3,328	—	—	—	—	—
Stock-based compensation expense	—	—	982	—	—	982
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(328)	(328)
Net loss	—	—	—	(6,899)	—	(6,899)
Balance at March 31, 2024	10,507,237	$1	$540,876	$(443,583)	$(329)	$96,965

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,978)	$(6,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,714	982
Depreciation expense	81	152
Net amortization of premiums and discounts on investments	(204)	(909)
Amortization of debt discount	—	188
Other	(34)	5
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(659)	1,229
Decrease in other assets	—	213
Decrease in operating lease right-of-use asset	251	222
Decrease in other long-term liabilities	—	(44)
Decrease in accounts payable	(684)	(1,131)
Increase (decrease) in accrued expenses	476	(1,632)
Decrease in operating lease liabilities	(384)	(343)
Net cash used in operating activities	(16,421)	(7,967)
Cash flows from investing activities:
Purchases of investments	(37,605)	(105,898)
Proceeds from sales and maturities of investments	55,728	7,662
Net cash provided by (used in) investing activities	18,123	(98,236)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	108,899
Repayment of notes payable	—	(111)
Repayment of long-term borrowings	—	(2,206)
Net cash provided by financing activities	—	106,582
Net increase in cash, cash equivalents, and restricted cash	1,702	379
Cash, cash equivalents, and restricted cash at beginning of the period	17,868	14,394
Cash, cash equivalents, and restricted cash at end of the period	$19,570	$14,773
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$—	$547
Common stock issuance costs not yet paid	$75	$171
Issuance of common stock for conversion of convertible debt	$—	$1,125

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of March 31, 2025 and the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 11, 2025 (the "2024 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements in this Form 10-Q are consistent with those discussed in Note 3, "Significant Accounting Policies," in our 2024 Annual Report.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

Government Tax Credits

The Company is eligible to receive government assistance in the form of refundable research and development tax credits and the employee retention tax credit ("ERTC"). The Company may qualify for refundable research and development tax credits from foreign authorities in the form of cash that are earned on certain research and development expenses incurred primarily outside of the United States ("U.S.") by its foreign subsidiaries in the United Kingdom ("U.K.") and Australia. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, the Company was eligible to claim the ERTC, which is a refundable tax credit against certain employment taxes. The Company records these tax credits as other income, net when the Company has reasonable assurance any conditions attached to the assistance have been met and the assistance will be received. The Company recognized $1.1 million and $2.5 million in government tax credits to other income, net for the three months ended March 31, 2025 and 2024, respectively. All amounts have been received, except for $1.1 million that is included in prepaid expenses and other current assets within the condensed consolidated balance sheet as of March 31, 2025. No future conditions impact the recognition of these tax credits.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2025, had an accumulated deficit of approximately $493.9 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects that its cash, cash equivalents, and investments of approximately $132.8 million at March 31, 2025 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At March 31, 2025 and December 31, 2024, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of March 31, 2025 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million of which $0.3 million was classified in current assets and $0.4 million was classified in noncurrent assets as of March 31, 2025.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$2,355	$5,047
Cash equivalents	16,545	12,151
Cash and cash equivalents	18,900	17,198

Restricted cash, current	285	285
Restricted cash, noncurrent	385	385
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,570	$17,868

As of March 31, 2025, the Company’s cash and cash equivalents held in the U.S. was approximately $16.7 million and approximately $2.2 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2024, all of the Company’s cash was held in the U.S., except for approximately $4.9 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of March 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$7,528	$13	$-	$7,541
U.S. government agency securities	17,669	12	(1)	17,680
Commercial paper	4,404	-	-	4,404
Corporate debt securities	84,308	23	(69)	84,262
Total	$113,909	$48	$(70)	$113,887

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of March 31, 2025 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$103,660	$103,656
Maturing after one year but less than three years	10,249	10,231
	$113,909	$113,887

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$9,452	$15	$-	$9,467
U.S. government agency securities	22,075	18	-	22,093
Corporate debt securities	100,302	56	(54)	100,304
Total	$131,829	$89	$(54)	$131,864

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2024 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$126,870	$126,930
Maturing after one year but less than three years	4,959	4,934
	$131,829	$131,864

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$15,394	$—	$—	$15,394
Corporate debt securities	—	1,151	—	1,151
Investments:
U.S. Treasury securities	—	7,541	—	7,541
U.S. government agency securities	—	17,680	—	17,680
Commercial paper	—	4,404	—	4,404
Corporate debt securities	—	84,262	—	84,262
	$15,394	$115,038	$—	$130,432

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents:
Money market funds	$12,151	$—	$—	$12,151
Investments:
U.S. Treasury securities	—	9,467	—	9,467
U.S. government agency securities	—	22,093	—	22,093
Corporate debt securities	—	100,304	—	100,304
	$12,151	$131,864	$—	$144,015

6. LICENSE AGREEMENTS

The Company entered into a license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC ("Jenrin"), a privately-held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin License Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $0.3 million upfront cash payment and is obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions. The Company achieved the first milestone in the amount of $0.4 million associated with the progression into a clinical trial for CRB-913 during the three months ended March 31, 2025. This amount is included in accounts payable within the condensed consolidated balance sheet as of March 31, 2025.

The Company entered into a license agreement (the "UCSF License Agreement") with the Regents of the University of California ("The Regents") effective May 26, 2021. Pursuant to the UCSF License Agreement, the Company received an exclusive license to certain patents relating to humanized antibodies against integrin αvβ8, one of which the Company is referring to as CRB-601, along with non-exclusive licenses to certain related know-how and materials. The Company amended the UCSF License Agreement with The Regents effective November 17, 2022 adding additional antibody patents to the agreement.

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

In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $150.8 million in remaining potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by the Company from sublicensees or in connection with the sale of the licensed program. During the three months ended March 31, 2025, the Company paid $1.6 million under the UCSF License Agreement for previously achieved milestone payments. This amount was included within accounts payable within the condensed consolidated balance sheet as of December 31, 2024.

The Company entered into a license agreement (the "CSPC License Agreement") with CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage ADC targeting Nectin-4, which the Company is referring to as CRB-701, in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K., and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter of 2023 followed by $2.5 million paid during the third quarter of 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement and CSPC License Agreement was attributable to a single in-process research and development asset which did not constitute a business. The Company determined that substantially all of the fair value of the UCSF License Agreement was attributable to separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $0.4 million for the three months ended March 31, 2025 related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement. For the three months ended March 31, 2024, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware and software	$13	$13
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,458	4,458
Less: accumulated depreciation	(4,154)	(4,073)
Property and equipment, net	$304	$385

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

The Company notes no impairment charges were taken in the three months ended March 31, 2025 and 2024.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2025, the following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2025 (in thousands):

2025	$1,352
2026	1,688
Total lease payments	3,040

Less: imputed interest	(185)
Total	$2,855

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it was terminated on June 24, 2024. The Company recorded no sublease income for the three months ended March 31, 2025 and sublease expense of $0.2 million for the three months ended March 31, 2024.

9. NOTES PAYABLE

Loan and Security Agreement with K2 HealthVentures LLC

On July 28, 2020, the Company, with its subsidiary, Corbus Pharmaceuticals, Inc., as borrower, entered into a secured Loan and Security Agreement with K2 HealthVentures LLC ("K2HV"), an unrelated third party (the "Loan and Security Agreement") and received $20.0 million upon signing. On August 1, 2024, the loan matured and the Company made a final payment in the amount of $11.8 million, which represented $10.1 million principal outstanding on the maturity date, $1.6 million final payment and accrued interest. The $1.6 million final payment was amortized over the life of the loan through interest expense within the condensed consolidated statements of operations and comprehensive loss. Interest payments were made monthly and accrued at a variable annual rate equal to the greater of (i) 8.5% and (ii) the rate of interest noted in The Wall Street Journal, Money Rates section, as the "Prime Rate" plus 5.25%.

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

In connection with the Loan and Security Agreement, on July 28, 2020, the Company issued K2HV a warrant to purchase up to 2,873 common shares (the "K2 Warrant") at an exercise price of $208.80. The K2 Warrant may be exercised either for cash or on a cashless "net exercise" basis and expires on July 28, 2030.

The total debt discount related to the Amended Loan and Security Agreement of approximately $3.0 million was charged to interest expense using the effective interest method over the term of the debt. Interest expense for the three months ended March 31, 2025 and 2024 was approximately $0 and $0.8 million, respectively.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued pre-clinical and clinical costs	$4,096	$2,424
Accrued product development costs	390	280
Accrued compensation	999	2,276
Accrued administrative costs	417	446
Total	$5,902	$5,426

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(16,978)	$(6,899)
Weighted average number of common shares-basic and diluted	12,202,092	8,310,508
Net loss per share of common stock-basic and diluted	$(1.39)	$(0.83)

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31,
	2025	2024
Stock options	1,319,028	820,804
Unvested restricted stock units	473,792	212,493
Warrants	2,873	50,207

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 12,232,853 and 12,179,482 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Public Offering

On January 31, 2024, the Company entered into an underwriting agreement with Jefferies LLC ("Jefferies"), as representative of the several underwriters, relating to an underwritten public offering of 4,325,000 shares of the Company’s common stock, par value $0.0001, at a price to the public of $19.00 per share. The underwriters were also granted a 30-day option to purchase up to an additional 648,750 shares of common stock at the public offering price. On January 31, 2024, Jefferies gave notice to the Company of the underwriters’ election to exercise the option to purchase additional shares, in full. On February 2, 2024, the Company completed the public offering raising gross proceeds of approximately $94.5 million and net proceeds of $88.6 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the "Open Market Sale Agreement") with Jefferies, as sales agent. Under the Open Market Sale Agreement, the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the "2024 Open Market Offering").

Under the Open Market Sale Agreement, Jefferies may sell the common stock by any method permitted by law deemed to be an "at-the-market offering" as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell common stock in amounts and at times to be determined by the Company subject to the terms and conditions of the Open Market Sale Agreement, but the Company has no obligation to sell any of the common stock in the 2024 Open Market Offering.

The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses.

During the three months ended March 31, 2024, the Company sold 939,388 shares of its common stock for net proceeds of approximately $20.2 million the Open Market Sale Agreement. The Company did not make any sales under the Open Market Sale Agreement during the three months ended March 31, 2025. As of March 31, 2025, approximately $76.4 million was available for issuance and sale under the 2024 Open Market Offering.

Other Common Stock Transactions

During the three months ended March 31, 2025 and 2024, the Company issued 0 and 24,231 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0 and $0.2 million from those exercises, respectively.

During the three months ended March 31, 2025 and 2024, the Company issued 53,371 and 3,328 common shares from the vesting of shares from restricted stock, respectively, of which 625 and 0, respectively, were issued under the 2024 Plan and the remaining were issued under the 2014 Plan.

During the three months ended March 31, 2024, the Company issued 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement. No such amounts were issued during the three months ended March 31, 2025.

No warrants were exercised during the three months ended March 31, 2025 and 2024.

13. STOCK-BASED COMPENSATION AWARDS

On May 16, 2024, the Company's stockholders approved the 2024 Equity Compensation Plan (the "2024 Plan") authorizing the issuance of up to 2,000,000 shares, succeeding the 2014 Equity Incentive Plan (the "2014 Plan"), under which no further grants may be made pursuant to the terms of the 2014 Plan. Pursuant to the 2024 Plan, the Board may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

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

As of March 31, 2025, an aggregate of 829,334 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of March 31, 2025, an aggregate of 963,486 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 1,033,106 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Research and development expenses	$438	$136
General and administrative expenses	1,276	846
Total stock-based compensation	$1,714	$982

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Stock options	$994	$830
Restricted stock units	720	152
Total stock-based compensation	$1,714	$982

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes stock option pricing model that uses the assumptions noted in the following table, except for the expected term for non-employees as noted in the following paragraph. The expected term of employee and non-employee director stock options granted under the 2014 Plan and 2024 Plan, all of which qualify as "plain vanilla" per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among our employee population. For non-employee stock options, excluding directors, the Company has elected to utilize the contractual term as the expected term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with that used to value the stock option. The Company accounts for forfeitures as they occur.

The weighted average assumptions used principally in determining the fair value of stock options granted to employees were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.43%	4.22%
Expected dividend yield	0%	0%
Expected term in years	6.25	6.25
Expected volatility	130.41%	123.75%

A summary of stock option activity for the three months ended March 31, 2025 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	723,153	$62.95	6.95	$881
Granted	597,375	9.74
Exercised	—	—
Forfeited or canceled	—	—
Expired	(1,500)	37.80
Outstanding at March 31, 2025	1,319,028	$38.88	8.13	$113
Exercisable at March 31, 2025	451,340	$87.26	5.60	$53

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $8.87 and $21.25 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0 and $0.7 million, respectively. As of March 31, 2025, there was $9.5 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.74 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the three months ended March 31, 2025 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	259,488	$26.42
Granted	267,675	$9.68
Forfeited	—	$—
Vested	(53,371)	$22.92
Unvested at March 31, 2025	473,792	$17.35

As of March 31, 2025, there was $7.0 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.05 years.

14. WARRANTS

No warrants were exercised during the three months ended March 31, 2025 and 2024.

At March 31, 2025, there were warrants outstanding to purchase 2,873 shares of common stock with a weighted average exercise price of $208.80 and a weighted average remaining life of 5.33 years.

On January 26, 2018, the Company entered into an Investment Agreement with the Cystic Fibrosis Foundation ("CFF") that included issuance of a warrant to purchase an aggregate of 33,334 shares of the Company’s common stock (the "CFF Warrant") at an exercise price of $396.00 per share. The CFF Warrant expired unexercised on January 26, 2025.

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the "K2 Warrant") at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030.

15. SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is developing and commercializing therapeutics for cancer and obesity.

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM makes decisions based on net income (loss). Significant expenses within net income (loss) include research and development and general and administrative expenses, which are each separately presented on the Company's condensed consolidated statements of operations and comprehensive loss. Other segment items within net income (loss) include interest and investment income, net, interest expense and other income, net.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under "Risk Factors."

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see "Risk Factors" for additional risks which could adversely impact our business and financial performance.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the "Company," "Corbus," "we," "us," or "our") is an oncology and obesity company with a diversified portfolio and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE"); and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom ("U.K.") and Australia. CRB-701 is currently being investigated by CSPC in a Phase 1 dose expansion clinical trial in participants with advanced solid tumors in China (the "China study"). We commenced a corresponding Phase 1 dose escalation study in the U.S. and the U.K. (the "Western study") in April 2024 and completed enrollment of the dose escalation phase in October 2024. The dose optimization portion in the Western study is currently ongoing and we are in the process of adding additional clinical sites in Europe. Both studies are enrolling participants with advanced solid tumors associated with Nectin-4 expression.
•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for participants with solid tumors in combination with existing therapies, including checkpoint inhibitors. The first participant in a Phase 1 dose escalation study was dosed in December 2024 under an open IND and regulatory approval for the study was received in the U.K. in January 2025.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. We dosed the first participant in the single ascending/multiple ascending ("SAD/MAD") dose portion of a Phase 1 study in the first quarter of 2025. CB1 inverse agonism is a highly clinically validated mechanism to induce weight loss, however, neuropsychiatric adverse events have been reported in prior clinical studies with both rimonabant and monlunabant. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability. The drug has a brain to plasma ratio fifty times lower than rimonabant and fifteen times more peripherally restricted than monlunabant.

Financial Operations Overview

We are an oncology and obesity company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at March 31, 2025, we had an accumulated deficit of approximately $493.9 million. Our net losses for the three months ended March 31, 2025 and 2024, were approximately $17.0 million and $6.9 million, respectively.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Operating Expense. The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

Research and development expense	$15,642	$5,762	$9,880	171%
General and administrative expense	4,133	3,861	272	7%
Total operating expenses	$19,775	$9,623	$10,152	105%

Research and Development. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Program Specific Costs:
CRB-601	$3,237	$1,334	$1,903	143%
CRB-701	7,133	2,461	4,672	190%
CRB-913	2,753	578	2,175	376%
Other drug development	120	—	120	—
Total program specific costs	13,243	4,373	8,870	203%
Unallocated internal costs:
Personnel related	1,982	900	1,082	120%
Other unallocated	417	489	(72)	-15%
Total research and development expenses	$15,642	$5,762	$9,880	171%

Research and development expenses for the three months ended March 31, 2025 totaled approximately $15.6 million, an increase of $9.9 million from approximately $5.8 million recorded for the three months ended March 31, 2024.

Total program-specific costs increased by $8.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Costs related to CRB-601 increased by $1.9 million as a result of higher clinical costs as the first participant in a Phase 1 dose escalation study was dosed in December 2024 and dose escalation is on-going. Costs related to CRB-701 increased by $4.7 million as a result of higher clinical and drug supply related costs as the Phase 1 clinical trial enrollment began in April 2024 and is on-going. CRB-913 costs increased by $2.2 million due to the manufacturing of drug supply and commencement of the SAD/MAD dose portion of the Phase 1 clinical study during the first quarter of 2025.

Personnel related costs increased by $1.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended March 31, 2025 and 2024, approximately 38% and 30% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the three months ended March 31, 2025 totaled approximately $4.1 million, an increase of $0.3 million from approximately $3.9 million recorded for the three months ended March 31, 2024. The increase in first quarter 2025 as compared to first quarter 2024 was primarily attributable to an increase in stock-based compensation costs.

Other Income, Net. The following table summarizes our total other income, net for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

Interest and investments income, net	$1,681	$1,028	$653	64%
Interest expense	—	(839)	839	-100%
Other income, net	1,116	2,535	(1,419)	-56%
Total other income, net	$2,797	$2,724	$73	3%

Total other income, net was comparable for the three months ended March 31, 2025 and 2024. Other income, net includes $1.1 million in employee retention tax credits for the three months ended March 31, 2025 and refundable research and development credits from a foreign tax authority of $2.5 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2025, our accumulated deficit since inception was approximately $493.9 million.

At March 31, 2025, we had total current assets of approximately $137.4 million and current liabilities of approximately $11.6 million, resulting in working capital of approximately $125.7 million. Of our total cash, cash equivalents, investments, and restricted cash of $133.5 million at March 31, 2025, approximately $131.3 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(16,421)	$(7,967)
Net cash provided by (used in) investing activities	18,123	(98,236)
Net cash provided by financing activities	—	106,582
Net increase in cash, cash equivalents, and restricted cash	$1,702	$379

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $16.4 million, which includes a net loss of approximately $17.0 million, adjusted for non-cash expenses of approximately $1.6 million primarily related to stock-based compensation expense, and approximately $1.0 million of cash used by net working capital items principally due to a decrease in accounts payable and increases in accrued expenses and prepaid expenses and other current assets.

Cash provided by investing activities for the three months ended March 31, 2025 totaled approximately $18.1 million, which was principally related to proceeds from sales and maturities of marketable securities.

No cash was provided by financing activities for the three months ended March 31, 2025.

Future Funding Requirements

Based on our current planned operations and our cash, cash equivalents, and investments of approximately $132.8 million at March 31, 2025, we expect to have sufficient funds to meet our operating and capital requirements to support our operations through the second quarter of 2027.

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

License Agreement with Jenrin

Pursuant to the terms of the license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC ("Jenrin"), we are obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. A $0.4 million milestone payment was achieved in the first quarter of 2025 and paid in April 2025. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin License Agreement, subject to specified reductions.

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

License Agreement with UCSF

Pursuant to the terms of the license agreement (the "UCSF License Agreement") with the Regents of the University of California, we are obligated to pay up to $150.8 million in remaining potential milestone payments based upon the achievement of specified development and regulatory milestones, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication. In addition, we are obligated to pay royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF License Agreement, and any diagnostic products and services.

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

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On March 14, 2025, Yuval Cohen, Ph.D., the Company's Chief Executive Officer and a member of the board of directors adopted a Rule 10b5-1 plan providing for the sale of up to 205,253 shares of the Company’s common stock. Pursuant to this plan, Dr. Cohen may sell shares of common stock beginning on October 24, 2025, subject to the terms of the agreement, and the plan terminates on March 15, 2026. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Also on March 14, 2025, Sean Moran, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 94,179 shares of common stock. Pursuant to this plan, Mr. Moran may sell shares beginning on October 24, 2025, subject to the terms of the agreement, and the plan terminates on March 15, 2026. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

10.1

Service Agreement between Corbus International Limited and Ian Hodgson, effective as of March 15, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025). †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 6, 2025	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)