Form 10-Q
period 2025-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2025-08-05
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, 12,255,225 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$20,044	$17,198
Investments	96,548	131,864
Restricted cash	285	285
Prepaid expenses and other current assets	5,948	3,629
Total current assets	122,825	152,976
Restricted cash	385	385
Property and equipment, net	251	385
Operating lease right-of-use assets	1,624	2,133
Total assets	$125,085	$155,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,988	$4,786
Accrued expenses	7,650	5,426
Operating lease liabilities, current	1,695	1,606
Total current liabilities	13,333	11,818
Operating lease liabilities, noncurrent	761	1,633
Total liabilities	14,094	13,451
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 12,254,069 and 12,179,482 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	622,562	619,285
Accumulated deficit	(511,533)	(476,893)
Accumulated other comprehensive (loss) gain	(39)	35
Total stockholders’ equity	110,991	142,428
Total liabilities and stockholders’ equity	$125,085	$155,879

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$15,187	$6,865	$30,829	$12,627
General and administrative	3,965	4,123	8,098	7,984
Total operating expenses	19,152	10,988	38,927	20,611
Operating loss	(19,152)	(10,988)	(38,927)	(20,611)
Other income (expense), net:
Interest and investment income, net	1,314	1,600	2,995	2,628
Interest expense	—	(652)	—	(1,491)
Other income, net	176	43	1,292	2,578
Total other income, net	1,490	991	4,287	3,715
Net loss	$(17,662)	$(9,997)	$(34,640)	$(16,896)
Net loss per share, basic and diluted	$(1.44)	$(0.90)	$(2.83)	$(1.75)
Weighted average number of common shares outstanding, basic and diluted	12,240,443	11,053,241	12,221,373	9,681,875

Comprehensive loss:
Net loss	$(17,662)	$(9,997)	$(34,640)	$(16,896)
Other comprehensive loss:
Change in unrealized loss on marketable debt securities	(16)	(59)	(74)	(387)
Total other comprehensive loss	(16)	(59)	(74)	(387)
Total comprehensive loss	$(17,678)	$(10,056)	$(34,714)	$(17,283)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2025	12,232,853	$1	$620,999	$(493,871)	$(23)	$127,106
Issuance of common stock upon vesting of restricted stock units	21,216	—	—	—	—	—
Stock-based compensation expense	—	—	1,563	—	—	1,563
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(16)	(16)
Net loss	—	—	—	(17,662)	—	(17,662)
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2024	10,507,237	$1	$540,876	$(443,583)	$(329)	$96,965
Issuance of common stock, net of issuance costs	881,399	—	35,631	—	—	35,631
Issuance of common stock upon exercise of stock options	109,845	—	1,715	—	—	1,715
Issuance of common stock upon vesting of restricted stock units	436	—	—	—	—	—
Stock-based compensation expense	—	—	1,288	—	—	1,288
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(59)	(59)
Net loss	—	—	—	(9,997)	—	(9,997)
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock upon vesting of restricted stock units	74,587	—	—	—	—	—
Stock-based compensation expense	—	—	3,277	—	—	3,277
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(74)	(74)
Net loss	—	—	—	(34,640)	—	(34,640)
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$-	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	6,794,537	1	144,394	—	—	144,395
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	134,076	—	1,941	—	—	1,941
Issuance of common stock upon vesting of restricted stock units	3,764	—	—	—	—	—
Stock-based compensation expense	—	—	2,270	—	—	2,270
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(387)	(387)
Net loss	—	—	—	(16,896)	—	(16,896)
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,640)	$(16,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,277	2,270
Depreciation expense	134	302
Net amortization of premiums and discounts on investments	(624)	(1,867)
Amortization of debt discount	—	320
Other	(289)	(41)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(2,319)	1,653
Decrease in other assets	—	212
Decrease in operating lease right-of-use asset	509	451
Decrease in other long-term liabilities	—	(44)
Decrease in accounts payable	(509)	(2,027)
Increase (decrease) in accrued expenses	2,224	(542)
Decrease in operating lease liabilities	(783)	(701)
Net cash used in operating activities	(33,020)	(16,910)
Cash flows from investing activities:
Purchases of investments	(55,228)	(130,725)
Proceeds from sales and maturities of investments	91,094	16,050
Net cash provided by (used in) investing activities	35,866	(114,675)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	146,130
Repayment of notes payable	—	(224)
Repayment of long-term borrowings	—	(4,359)
Net cash provided by financing activities	—	141,547
Net increase in cash, cash equivalents, and restricted cash	2,846	9,962
Cash, cash equivalents, and restricted cash at beginning of the period	17,868	14,394
Cash, cash equivalents, and restricted cash at end of the period	$20,714	$24,356
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$—	$984
Common stock issuance costs not yet paid	$75	$75
Issuance of common stock for conversion of convertible debt	$—	$1,125

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a clinical-stage oncology and obesity company and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of June 30, 2025 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 11, 2025 (the "2024 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

Government Tax Credits

The Company is eligible to receive government assistance in the form of refundable research and development tax credits and the employee retention tax credit ("ERTC"). The Company may qualify for refundable research and development tax credits from foreign authorities in the form of cash that are earned on certain research and development expenses incurred primarily outside of the United States ("U.S.") by its foreign subsidiaries in the United Kingdom ("U.K.") and Australia. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, the Company was eligible to claim the ERTC, which is a refundable tax credit against certain employment taxes. The Company records these tax credits as other income, net when the Company has reasonable assurance any conditions attached to the assistance have been met and the assistance will be received. The Company recognized no income from government tax credits for the three months ended June 30, 2025 and 2024 and $1.1 million and $2.5 million in government tax credits to other income, net for the six months ended June 30, 2025 and 2024, respectively. These amounts have been received as of June 30, 2025 and no future conditions impact the recognition of these tax credits. As of June 30, 2025, the prepaid expenses and other current assets line within the condensed consolidated balance sheet includes $1.5 million related to government tax credits that were recorded during the fourth quarter of 2024 that have not yet been received.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2025, had an accumulated deficit of approximately $511.5 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects that its cash, cash equivalents, and investments of approximately $116.6 million at June 30, 2025 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At June 30, 2025 and December 31, 2024, cash equivalents were comprised of money market funds.

Restricted cash as of June 30, 2025 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million of which $0.3 million was classified in current assets and $0.4 million was classified in noncurrent assets as of June 30, 2025.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$2,291	$5,047
Cash equivalents	17,753	12,151
Cash and cash equivalents	20,044	17,198

Restricted cash, current	285	285
Restricted cash, noncurrent	385	385
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,714	$17,868

As of June 30, 2025, the Company’s cash and cash equivalents held in the U.S. was approximately $18.3 million and approximately $1.8 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2024, all of the Company’s cash was held in the U.S., except for approximately $4.9 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of June 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$7,505	$6	$(1)	$7,510
U.S. government agency securities	12,108	2	(4)	12,106
Commercial paper	4,452	-	-	4,452
Corporate debt securities	72,522	15	(57)	72,480
Total	$96,587	$23	$(62)	$96,548

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of June 30, 2025 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$89,226	$89,185
Maturing after one year but less than three years	7,361	7,363
	$96,587	$96,548

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$9,452	$15	$-	$9,467
U.S. government agency securities	22,075	18	-	22,093
Corporate debt securities	100,302	56	(54)	100,304
Total	$131,829	$89	$(54)	$131,864

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$17,753	$—	$—	$17,753
Investments:
U.S. Treasury securities	—	7,510	—	7,510
U.S. government agency securities	—	12,106	—	12,106
Commercial paper	—	4,452	—	4,452
Corporate debt securities	—	72,480	—	72,480
	$17,753	$96,548	$—	$114,301

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

In consideration of the license and other rights granted by Jenrin, the Company paid Jenrin a $0.3 million upfront cash payment and is obligated to pay Jenrin up to $18.4 million in potential milestone payments for each compound it elects to develop based upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, subject to specified reductions. The Company achieved the first milestone in the amount of $0.4 million associated with the progression into a clinical trial for CRB-913 during the first quarter of 2025, which was subsequently paid in the second quarter of 2025. The Company is obligated to pay Jenrin up to $18.0 million in additional potential milestone payments for further development of CRB-913.

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

In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $150.8 million in remaining potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by the Company from sublicensees or in connection with the sale of the licensed program. During the first quarter of 2025, the Company paid $1.6 million under the UCSF License Agreement for previously achieved milestone payments. This amount was included within accounts payable within the condensed consolidated balance sheet as of December 31, 2024.

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

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $0 and $0.4 million for the three and six months ended June 30, 2025, respectively, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement. For the three and six months ended June 30, 2024, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware and software	$13	$13
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,458	4,458
Less: accumulated depreciation	(4,207)	(4,073)
Property and equipment, net	$251	$385

Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

The Company notes no impairment charges were taken during the three and six months ended June 30, 2025 and 2024.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2025, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2025 (in thousands):

2025	$901
2026	1,688
Total lease payments	2,589

Less: imputed interest	(133)
Total	$2,456

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it was terminated on June 24, 2024. The Company recorded no sublease income for the three and six months ended June 30, 2025 and sublease expense of $0 and $0.2 million for the three and six months ended June 30, 2024.

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

The total debt discount related to the Amended Loan and Security Agreement of approximately $3.0 million was charged to interest expense using the effective interest method over the term of the debt. The Company recorded no interest expense for the three and six months ended June 30, 2025. Interest expense for the three and six months ended June 30, 2024 was approximately $0.6 million and $1.5 million, respectively.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued pre-clinical and clinical costs	$4,392	$2,424
Accrued product development costs	1,074	280
Accrued compensation	1,851	2,276
Accrued administrative costs	333	446
Total	$7,650	$5,426

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(17,662)	$(9,997)	$(34,640)	$(16,896)
Weighted average number of common shares-basic and diluted	12,240,443	11,053,241	12,221,373	9,681,875
Net loss per share of common stock-basic and diluted	$(1.44)	$(0.90)	$(2.83)	$(1.75)

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30,
	2025	2024
Stock options	1,436,028	737,979
Unvested restricted stock units	502,376	248,808
Warrants	2,873	50,207

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 12,254,069 and 12,179,482 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

During the three and six months ended June 30, 2024, the Company sold 881,399 and 1,820,787 shares of its common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $55.8 million, respectively. The Company did not make any sales under the Open Market Sale Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, approximately $76.4 million was available for issuance and sale under the 2024 Open Market Offering.

Other Common Stock Transactions

During the three and six months ended June 30, 2025, the Company issued 21,216 and 74,587 common shares from the vesting of shares from restricted stock units ("RSUs"), respectively, of which 20,382 and 21,007, respectively, were issued under the 2024 Equity Compensation Plan (the "2024 Plan") and the remaining were issued under the 2014 Equity Incentive Plan (the "2014 Plan"). During the three and six months ended June 30, 2024, the Company issued 436 and 3,764 common shares from the vesting of shares from RSUs under the 2014 Plan.

During the three and six months ended June 30, 2024, the Company issued 109,845 and 134,076 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $1.7 million and $1.9 million from those exercises, respectively. No exercises of stock options occurred during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2024, the Company issued 0 and 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively. No such amounts were issued during the three and six months ended June 30, 2025.

No warrants were exercised during the three and six months ended June 30, 2025 and 2024.

13. STOCK-BASED COMPENSATION AWARDS

On May 16, 2024, the Company's stockholders approved the 2024 Plan authorizing the issuance of up to 2,000,000 shares, succeeding the 2014 Plan, under which no further grants may be made pursuant to the terms of the 2014 Plan. Pursuant to the 2024 Plan, the Board may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

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

As of June 30, 2025, an aggregate of 828,500 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of June 30, 2025, an aggregate of 1,109,904 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 866,306 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development expenses	$504	$268	$942	$404
General and administrative expenses	1,059	1,020	2,335	1,866
Total stock-based compensation	$1,563	$1,288	$3,277	$2,270

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock options	$911	$892	$1,905	$1,722
Restricted stock units	652	396	1,372	548
Total stock-based compensation	$1,563	$1,288	$3,277	$2,270

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.36%	4.25%
Expected dividend yield	0%	0%
Expected term in years	6.15	6.19
Expected volatility	131.47%	124.31%

A summary of stock option activity for the six months ended June 30, 2025 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	723,153	$62.95	6.95	$881
Granted	714,375	9.30
Exercised	—	—
Forfeited or canceled	—	—
Expired	(1,500)	37.80
Outstanding at June 30, 2025	1,436,028	$36.29	7.98	$312
Exercisable at June 30, 2025	497,884	$81.87	5.45	$145

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $8.47 and $24.30 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0 and $4.1 million, respectively. As of June 30, 2025, there was $9.3 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.58 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the six months ended June 30, 2025 is presented below:

RSU's	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	259,488	$26.42
Granted	317,475	$9.20
Forfeited	—	$—
Vested	(74,587)	$28.05
Unvested at June 30, 2025	502,376	$15.29

As of June 30, 2025, there was $6.6 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.93 years.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2025 and 2024.

At June 30, 2025, there were warrants outstanding to purchase 2,873 shares of common stock with a weighted average exercise price of $208.80 and a weighted average remaining life of 5.08 years.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the "Company," "Corbus," "we," "us," or "our") is a clinical-stage oncology and obesity company and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline is comprised of two experimental drugs targeting solid tumors: CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE"); and CRB-601, an anti-integrin monoclonal antibody that blocks the activation of TGFβ expressed on cancer cells. The pipeline also includes CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

Our oncology pipeline:

•
CRB-701 is a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom ("U.K.") and Australia. CRB-701 (SYS6002) is currently being investigated by CSPC in a Phase 1/2 clinical trial in participants with advanced solid tumors in China (the "China study"). We commenced a corresponding Phase 1/2 study in the U.S. and the U.K. (the "Western study") in April 2024 and completed enrollment of the dose escalation phase in October 2024. Both studies are enrolling participants with advanced solid tumors associated with Nectin-4 expression. Subsequent to the completion of enrollment in the dose escalation phase, we began enrolling the dose optimization portion of the Western study, added additional clinical sites in Europe, and in June 2025 began dosing participants in the PD-1 combination arm with CRB-701 in combination with Keytruda® (pembrolizumab). We expect to present the dose expansion data at the European Society for Medical Oncology ("ESMO") in October 2025, which will include data from over 100 participants from the U.S. and Europe with head and neck squamous cell carcinoma ("HNSCC"), cervical and urothelial ("mUC") tumors. We further expect to complete the dose optimization phase and identify the recommended Phase 2 dose ("RP2D") in the fourth quarter of 2025.

•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for participants with solid tumors in combination with existing therapies, including checkpoint inhibitors. The first participant in a Phase 1 dose escalation study was dosed in December 2024 under an open IND and regulatory approval for the study was received in the U.K. in January 2025. Dose escalation in combination with Keytruda® (pembrolizumab) commenced in June 2025. We expect to report dose escalation data in the fourth quarter of 2025.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. We dosed the first participant in the single ascending dose ("SAD") portion of a Phase 1 study in the first quarter of 2025 and thus far have observed an absence of treatment-related neuropsychiatric events. In June 2025, we dosed the first participant in the multiple ascending dose ("MAD") portion of the Phase 1 trial, which is scheduled for completion in the third quarter of 2025. The initiation of a Phase 1b dose-range finding study in obese non-diabetic individuals is expected to begin in the fourth quarter of 2025. CB1 inverse agonism is a clinically validated mechanism known to induce weight loss; however, neuropsychiatric adverse events have been reported in prior clinical studies with both rimonabant and monlunabant. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability. The drug was shown in pre-clinical studies to have a brain to plasma ratio fifty times lower than rimonabant and fifteen times more peripherally restricted than monlunabant.

Financial Operations Overview

We are an oncology and obesity company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at June 30, 2025, we had an accumulated deficit of approximately $511.5 million. Our net losses for the three months ended June 30, 2025 and 2024, were approximately $17.7 million and $10.0 million, respectively. Our net losses for the six months ended June 30, 2025 and 2024, were approximately $34.6 million and $16.9 million, respectively.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 11, 2025 (the “2024 Annual Report”).

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

Operating Expense. The following table summarizes our operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

Research and development expense	$15,187	$6,865	$8,322	121%
General and administrative expense	3,965	4,123	(158)	-4%
Total operating expenses	$19,152	$10,988	$8,164	74%

Research and Development. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Program specific costs:
CRB-601	$3,389	$919	$2,470	269%
CRB-701	5,173	2,715	2,458	91%
CRB-913	3,788	1,314	2,474	188%
Other drug development	126	34	92	271%
Total program specific costs	12,476	4,982	7,494	150%
Unallocated internal costs:
Personnel related	2,276	1,394	882	63%
Other unallocated	435	489	(54)	-11%
Total research and development expenses	$15,187	$6,865	$8,322	121%

Research and development expenses for the three months ended June 30, 2025 totaled approximately $15.2 million, an increase of $8.3 million from approximately $6.9 million recorded for the three months ended June 30, 2024.

Total program-specific costs increased by $7.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Costs related to CRB-601 increased by $2.5 million as a result of higher clinical costs as the first participant in a Phase 1 dose escalation study was dosed in December 2024 and dose escalation is on-going. Costs related to CRB-701 increased by $2.5 million as a result of higher clinical costs as more sites were activated and participants enrolled in the ongoing Phase 1/2 clinical trial, which began in April 2024. CRB-913 costs increased by $2.5 million due to enrollment in the SAD/MAD dose portion of the Phase 1 clinical study, which began in March 2025, as well as manufacturing of drug supply for the Phase 1b dose-range finding study, which is expected to commence in the fourth quarter of 2025.

Personnel-related costs increased by $0.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended June 30, 2025 and 2024, approximately 31% and 35% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the three months ended June 30, 2025 totaled approximately $4.0 million, a decrease of $0.2 million from approximately $4.1 million recorded for the three months ended June 30, 2024. The decrease in second quarter 2025 as compared to second quarter 2024 was primarily attributable to a decrease in legal expenses offset by an increase in personnel related costs due to an increase in headcount.

Other Income, Net. The following table summarizes our total other income, net for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

Interest and investments income, net	$1,314	$1,600	$(286)	-18%
Interest expense	—	(652)	652	-100%
Other income, net	176	43	133	309%
Total other income, net	$1,490	$991	$499	50%

Total other income, net for the three months ended June 30, 2025 totaled approximately $1.5 million, an increase of $0.5 million from approximately $1.0 million recorded for the three months ended June 30, 2024. The increase of $0.5 million in 2025 as compared to 2024 was primarily attributable to no interest expense on debt in 2025 as principal payments were made in 2024 ultimately leading to the final payment in August 2024 offset by lower investment income due to lower cash and investment balances.

Comparison of Six Months Ended June 30, 2025 and 2024

Operating Expense. The following table summarizes our operating expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

Research and development expense	$30,829	$12,627	$18,202	144%
General and administrative expense	8,098	7,984	114	1%
Total operating expenses	$38,927	$20,611	$18,316	89%

Research and Development. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Program specific costs:
CRB-601	$6,626	$2,253	$4,373	194%
CRB-701	12,306	5,176	7,130	138%
CRB-913	6,541	1,892	4,649	246%
Other drug development	246	34	212	624%
Total program specific costs	25,719	9,355	16,364	175%
Unallocated internal costs:
Personnel related	4,258	2,294	1,964	86%
Other unallocated	852	978	(126)	-13%
Total research and development expenses	$30,829	$12,627	$18,202	144%

Research and development expenses for the six months ended June 30, 2025 totaled approximately $30.8 million, an increase of $18.2 million from approximately $12.6 million recorded for the six months ended June 30, 2024.

Total program-specific costs increased by $16.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Costs related to CRB-601 increased by $4.4 million as a result of higher clinical costs as the first participant in the on-going Phase 1 dose escalation study was dosed in December 2024 offset by a decrease in sponsored research agreement expense. Costs related to CRB-701 increased by $7.1 million as a result of higher clinical and drug supply related costs as the Phase 1/2 clinical trial enrollment began in April 2024 and is on-going. CRB-913 costs increased by $4.6 million due to enrollment in the SAD/MAD dose portion of the Phase 1 clinical study, which began in March 2025, as well as manufacturing of drug supply for the Phase 1b dose-range finding study, which is expected to commence in the fourth quarter of 2025.

Personnel-related costs increased by $2.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the six months ended June 30, 2025 and 2024, approximately 35% and 33% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the six months ended June 30, 2025 totaled approximately $8.1 million, an increase of $0.1 million from approximately $8.0 million recorded for the six months ended June 30, 2024. The increase is primarily related to an increase in stock compensation expense, partially offset by a decrease in legal expenses.

Other Income, Net. The following table summarizes our total other income, net for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

Interest and investments income, net	$2,995	$2,628	$367	14%
Interest expense	—	(1,491)	1,491	-100%
Other income, net	1,292	2,578	(1,286)	-50%
Total other income, net	$4,287	$3,715	$572	15%

Total other income, net for the six months ended June 30, 2025 totaled approximately $4.3 million, an increase of $0.6 million from approximately $3.7 million recorded for the six months ended June 30, 2024. The increase of $0.6 million in 2025 as compared to 2024 was primarily attributable to no interest expense on debt in 2025 as principal payments were made in 2024 ultimately leading to the final payment in August 2024 offset by lower government tax credits. Other income, net includes $1.1 million in employee retention tax credits for the six months ended June 30, 2025 and refundable research and development credits from a foreign tax authority of $2.5 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2025, our accumulated deficit since inception was approximately $511.5 million.

At June 30, 2025, we had total current assets of approximately $122.8 million and current liabilities of approximately $13.3 million, resulting in working capital of approximately $109.5 million. Of our total cash, cash equivalents, investments, and restricted cash of $117.3 million at June 30, 2025, approximately $115.5 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(33,020)	$(16,910)
Net cash provided by (used in) investing activities	35,866	(114,675)
Net cash provided by financing activities	—	141,547
Net increase in cash, cash equivalents, and restricted cash	$2,846	$9,962

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $33.0 million, which includes a net loss of approximately $34.6 million, adjusted for non-cash expenses of approximately $2.5 million primarily related to stock-based compensation expense, and approximately $0.9 million of cash used by net working capital items principally due to an increase in prepaid expenses and other current assets and a decrease in operating lease liabilities partially offset by an increase in accrued expenses.

Cash provided by investing activities for the six months ended June 30, 2025 totaled approximately $35.9 million, which was principally related to proceeds from sales and maturities of marketable securities.

No cash was provided by financing activities for the six months ended June 30, 2025.

Future Funding Requirements

Based on our current planned operations and our cash, cash equivalents, and investments of approximately $116.6 million at June 30, 2025, we expect to have sufficient funds to meet our operating and capital requirements to support our operations through the second quarter of 2027.

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

License Agreement with Jenrin

Pursuant to the terms of the license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC ("Jenrin"), we are obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin License Agreement, subject to specified reductions. A $0.4 million milestone payment was achieved in the first quarter of 2025 associated with the progression into a clinical trial for CRB-913 and paid during the second quarter of 2025. The Company is obligated to pay Jenrin up to $18.0 million in additional potential milestone payments for further development of CRB-913.

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

License Agreement with CSPC

Pursuant to the terms of the license agreement with CSPC (the “CSPC License Agreement”), we are obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs. In 2025, the United States announced tariffs on all foreign goods and individualized higher reciprocal tariffs on goods imported from certain countries. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 5, 2025	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)