Form 10-Q
period 2025-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2025-11-12
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, 17,553,037 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$26,983	$17,198
Investments	76,999	131,864
Restricted cash	285	285
Prepaid expenses and other current assets	3,304	3,629
Total current assets	107,571	152,976
Restricted cash	385	385
Property and equipment, net	201	385
Operating lease right-of-use assets	1,357	2,133
Total assets	$109,514	$155,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,740	$4,786
Accrued expenses	12,578	5,426
Operating lease liabilities, current	1,742	1,606
Total current liabilities	17,060	11,818
Operating lease liabilities, noncurrent	307	1,633
Total liabilities	17,367	13,451
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 12,534,853 and 12,179,482 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	627,024	619,285
Accumulated deficit	(534,875)	(476,893)
Accumulated other comprehensive (loss) gain	(3)	35
Total stockholders’ equity	92,147	142,428
Total liabilities and stockholders’ equity	$109,514	$155,879

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,860	$10,808	$51,689	$23,435
General and administrative	3,557	4,697	11,655	12,681
Total operating expenses	24,417	15,505	63,344	36,116
Operating loss	(24,417)	(15,505)	(63,344)	(36,116)
Other income (expense), net:
Interest and investment income, net	1,125	1,903	4,120	4,531
Interest expense	—	(381)	—	(1,872)
Other (expense) income, net	(50)	200	1,242	2,778
Total other income, net	1,075	1,722	5,362	5,437
Net loss	$(23,342)	$(13,783)	$(57,982)	$(30,679)
Net loss per share, basic and diluted	$(1.90)	$(1.15)	$(4.73)	$(2.92)
Weighted average number of common shares outstanding, basic and diluted	12,307,298	12,014,700	12,250,315	10,490,981

Comprehensive loss:
Net loss	$(23,342)	$(13,783)	$(57,982)	$(30,679)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	36	595	(38)	208
Total other comprehensive income (loss)	36	595	(38)	208
Total comprehensive loss	$(23,306)	$(13,188)	$(58,020)	$(30,471)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991
Issuance of common stock, net of issuance costs	272,938	—	2,880	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	7,846	—	—	—	—	—
Stock-based compensation expense	—	—	1,582	—	—	1,582
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	36	36
Net loss	—	—	—	(23,342)	—	(23,342)
Balance at September 30, 2025	12,534,853	$1	$627,024	$(534,875)	$(3)	$92,147

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at June 30, 2024	11,498,917	$1	$579,510	$(453,580)	$(388)	$125,543
Issuance of common stock, net of issuance costs	668,379	—	35,842	—	—	35,842
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,588	—	58	—	—	58
Issuance of common stock upon vesting of restricted stock units	3,511	—	—	—	—	—
Stock-based compensation expense	—	—	2,243	—	—	2,243
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	595	595
Net loss	—	—	—	(13,783)	—	(13,783)
Balance at September 30, 2024	12,179,482	$1	$617,653	$(467,363)	$207	$150,498

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock, net of issuance costs	272,938	—	2,880	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	82,433	—	—	—	—	—
Stock-based compensation expense	—	—	4,859	—	—	4,859
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(38)	(38)
Net loss	—	—	—	(57,982)	—	(57,982)
Balance at September 30, 2025	12,534,853	$1	$627,024	$(534,875)	$(3)	$92,147

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2023	4,423,683	$-	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	7,462,916	1	180,236	—	—	180,237
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	136,664	—	1,999	—	—	1,999
Issuance of common stock upon vesting of restricted stock units	7,275	—	—	—	—	—
Stock-based compensation expense	—	—	4,513	—	—	4,513
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	208	208
Net loss	—	—	—	(30,679)	—	(30,679)
Balance at September 30, 2024	12,179,482	$1	$617,653	$(467,363)	$207	$150,498

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(57,982)	$(30,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,859	4,513
Depreciation expense	184	454
Net amortization of premiums and discounts on investments	(674)	(2,500)
Amortization of debt discount	—	396
Other	(242)	(10)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	337	1,129
Decrease in other assets	—	212
Decrease in operating lease right-of-use asset	776	686
Decrease in other long-term liabilities	—	(44)
Decrease in accounts payable	(1,785)	(75)
Increase (decrease) in accrued expenses	7,147	(3,868)
Decrease in operating lease liabilities	(1,190)	(1,066)
Net cash used in operating activities	(48,570)	(30,852)
Cash flows from investing activities:
Purchases of investments	(73,069)	(169,563)
Proceeds from sales and maturities of investments	128,573	39,523
Net cash provided by (used in) investing activities	55,504	(130,040)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,851	182,071
Repayment of notes payable	—	(301)
Repayment of long-term borrowings	—	(15,179)
Net cash provided by financing activities	2,851	166,591
Net increase in cash, cash equivalents, and restricted cash	9,785	5,699
Cash, cash equivalents, and restricted cash at beginning of the period	17,868	14,394
Cash, cash equivalents, and restricted cash at end of the period	$27,653	$20,093
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$—	$2,818
Common stock issuance costs not yet paid	$75	$75
Issuance of common stock for conversion of convertible debt	$—	$1,125

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of September 30, 2025 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 11, 2025 (the "2024 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

Government Tax Credits

The Company is eligible to receive tax credits in the form of refundable research and development tax credits and the employee retention tax credit ("ERTC"). The Company may qualify for refundable research and development tax credits from foreign authorities in the form of cash that are earned on certain research and development expenses incurred primarily outside of the United States ("U.S.") by its foreign subsidiaries in the United Kingdom ("U.K.") and Australia. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, the Company was eligible to claim the ERTC, which is a refundable tax credit against certain employment taxes. The Company records these tax credits as other income, net when the Company has reasonable assurance any conditions attached to the assistance have been met and the assistance will be received. The Company recognized no income from government tax credits for the three months ended September 30, 2025 and 2024 and $1.1 million and $2.5 million in government tax credits to other income, net for the nine months ended September 30, 2025 and 2024, respectively. These amounts have been received as of September 30, 2025 and no future conditions impact the recognition of these tax credits. As of September 30, 2025, the prepaid expenses and other current assets line within the condensed consolidated balance sheet includes $1.5 million related to government tax credits that were recorded during the fourth quarter of 2024 that have not yet been received.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2025, had an accumulated deficit of approximately $534.9 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, the Company expects that its cash, cash equivalents, and investments of approximately $104.0 million at September 30, 2025, together with net proceeds of $73.8 million from the sale of common stock under the Open Market Sales Agreement and the 2025 public offering (see Note 16), will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At September 30, 2025 and December 31, 2024, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of September 30, 2025 included security for a stand-by letter of credit issued in favor of a landlord for $0.7 million of which $0.3 million was classified in current assets and $0.4 million was classified in noncurrent assets as of September 30, 2025.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$1,498	$5,047
Cash equivalents	25,485	12,151
Cash and cash equivalents	26,983	17,198

Restricted cash, current	285	285
Restricted cash, noncurrent	385	385
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$27,653	$17,868

As of September 30, 2025, the Company’s cash and cash equivalents held in the U.S. was approximately $25.8 million and approximately $1.2 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2024, all of the Company’s cash was held in the U.S., except for approximately $4.9 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$6,057	$4	$-	$6,061
U.S. government agency securities	7,436	2	-	7,438
Commercial paper	2,490	-	-	2,490
Corporate debt securities	61,016	18	(24)	61,010
Total	$76,999	$24	$(24)	$76,999

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of September 30, 2025 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$69,376	$69,375
Maturing after one year but less than three years	7,623	7,624
	$76,999	$76,999

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$9,452	$15	$-	$9,467
U.S. government agency securities	22,075	18	-	22,093
Corporate debt securities	100,302	56	(54)	100,304
Total	$131,829	$89	$(54)	$131,864

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$19,215	$—	$—	$19,215
Corporate debt securities	—	6,270	—	6,270
Investments:
U.S. Treasury securities	—	6,061	—	6,061
U.S. government agency securities	—	7,438	—	7,438
Commercial paper	—	2,490	—	2,490
Corporate debt securities	—	61,010	—	61,010
	$19,215	$83,269	$—	$102,484

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

6. LICENSE AGREEMENTS

The Company entered into a license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC ("Jenrin"), a privately held Delaware limited liability company, effective September 20, 2018. Pursuant to the Jenrin License Agreement, Jenrin granted the Company exclusive worldwide rights to develop and commercialize the Licensed Products (as defined in the Jenrin License Agreement) which includes the Jenrin library of over 600 compounds and multiple issued and pending patent filings. The compounds are designed to treat inflammatory and fibrotic diseases by targeting the endocannabinoid system.

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

The Company entered into a license agreement (the "UCSF License Agreement") with the Regents of the University of California ("The Regents") effective May 26, 2021. Pursuant to the UCSF License Agreement, the Company received an exclusive license to certain patents relating to humanized antibodies against integrin αvβ8, one of which the Company is referring to as CRB-601, along with non-exclusive licenses to certain related know-how and materials. The Company amended the UCSF License Agreement with The Regents effective November 17, 2022, adding additional antibody patents to the agreement.

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

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $0 and $0.4 million for the three and nine months ended September 30, 2025, respectively, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement. For the three and nine months ended September 30, 2024, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware and software	$13	$13
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,458	4,458
Less: accumulated depreciation	(4,257)	(4,073)
Property and equipment, net	$201	$385

Depreciation expense was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $0.2 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company notes no impairment charges were taken during the three and nine months ended September 30, 2025 and 2024.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2025, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2025 (in thousands):

2025	$451
2026	1,688
Total lease payments	2,139

Less: imputed interest	(90)
Total	$2,049

Sublease Commitment

Effective August 26, 2021, the Company entered into a sublease agreement with a third party to sublease 12,112 square feet of the 30,023 square feet currently being leased under one of its two existing lease agreements. The sublease commenced on October 1, 2021 and was scheduled to end on October 31, 2026, however, it was terminated on June 24, 2024. The Company recorded no sublease income for the three and nine months ended September 30, 2025 and sublease expense of $0 and $0.2 million for the three and nine months ended September 30, 2024.

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

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued pre-clinical and clinical costs	$8,859	$2,424
Accrued product development costs	961	280
Accrued compensation	2,414	2,276
Accrued administrative costs	344	446
Total	$12,578	$5,426

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(23,342)	$(13,783)	$(57,982)	$(30,679)
Weighted average number of common shares-basic and diluted	12,307,298	12,014,700	12,250,315	10,490,981
Net loss per share of common stock-basic and diluted	$(1.90)	$(1.15)	$(4.73)	$(2.92)

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30,
	2025	2024
Stock options	1,436,569	744,332
Unvested restricted stock units	496,405	254,238
Warrants	2,873	36,207

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 12,534,853 and 12,179,482 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

2024 Public Offering

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

During the three and nine months ended September 30, 2025, the Company sold 272,938 shares of its common stock, under the Open Market Sale Agreement, for net proceeds of approximately $2.9 million. As of September 30, 2025, approximately $73.4 million was available for issuance and sale under the 2024 Open Market Offering.

During the three and nine months ended September 30, 2024, the Company sold 663,730 and 2,484,517 shares of its common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $35.6 million and $91.4 million, respectively.

Other Common Stock Transactions

During the three and nine months ended September 30, 2025, the Company issued 7,846 and 82,433 common shares from the vesting of shares from restricted stock units ("RSUs"), respectively, of which 7,533 and 28,540, respectively, were issued under the 2024 Equity Compensation Plan (the "2024 Plan") and the remaining were issued under the 2014 Equity Incentive Plan (the "2014 Plan"). During the three and nine months ended September 30, 2024, the Company issued 3,511 and 7,275 common shares from the vesting of shares from RSUs, respectively, of which 2,783 were issued under the 2024 Plan and the remaining were issued under the 2014 Plan.

During the three and nine months ended September 30, 2024, the Company issued 2,588 and 136,664 shares of common stock upon the exercise of stock options to purchase common stock, and the Company received proceeds of $0.1 million and $2.0 million from those exercises, respectively. No exercises of stock options occurred during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company issued 0 and 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively. No such amounts were issued during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company issued 4,649 shares of common stock pursuant to a professional services agreement with an investor relations service provider. No shares of common stock were issued pursuant to a professional services agreement during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants. No warrants were exercised during the three and nine months ended September 30, 2025.

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

As of September 30, 2025, an aggregate of 826,853 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of September 30, 2025, an aggregate of 1,106,121 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 862,556 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development expenses	$509	$305	$1,451	$709
General and administrative expenses	1,073	1,938	3,408	3,804
Total stock-based compensation	$1,582	$2,243	$4,859	$4,513

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock options	$948	$1,509	$2,853	$3,231
Restricted stock units	634	734	2,006	1,282
Total stock-based compensation	$1,582	$2,243	$4,859	$4,513

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.35%	4.23%
Expected dividend yield	0%	0%
Expected term in years	6.15	6.17
Expected volatility	131.47%	124.46%

A summary of stock option activity for the nine months ended September 30, 2025 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	723,153	$62.95	6.95	$881
Granted	716,250	9.31
Exercised	—	—
Forfeited or canceled	—	—
Expired	(2,834)	47.83
Outstanding at September 30, 2025	1,436,569	$36.24	7.74	$3,410
Exercisable at September 30, 2025	530,712	$78.21	5.39	$658

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $8.47 and $25.17 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0 and $1.1 million, respectively. As of September 30, 2025, there was $8.3 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.46 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the nine months ended September 30, 2025 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	259,488	$26.42
Granted	319,350	$9.20
Forfeited	—	$—
Vested	(82,433)	$29.83
Unvested at September 30, 2025	496,405	$14.78

As of September 30, 2025, there was $6.0 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.82 years.

14. WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants.

At September 30, 2025, there were warrants outstanding to purchase 2,873 shares of common stock with a weighted average exercise price of $208.80 and a weighted average remaining life of 4.83 years.

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

16. SUBSEQUENT EVENTS

Open Market Sale Agreement

From October 1, 2025 through the date of filing, the Company has sold 232,279 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $3.6 million.

2025 Public Offering

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. The underwriters were also granted a 30-day option to purchase up to an additional 865,384 shares of common stock at the public offering price. On November 3, 2025, the Company completed the public offering raising gross proceeds of approximately $75.0 million and net proceeds of approximately $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

Our oncology pipeline:

•
CRB-701 is a next-generation ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States ("U.S."), Canada, the European Union (including the European Free Trade Area), the United Kingdom ("U.K.") and Australia. CRB-701 (SYS6002) is currently being investigated by CSPC in a Phase 1/2 clinical trial in participants with advanced solid tumors in China (the "China study"). We commenced a corresponding Phase 1/2 study in the U.S. and the U.K. (the "Western study") in April 2024 and completed enrollment of the dose escalation phase in October 2024. Both studies are enrolling participants with advanced solid tumors associated with Nectin-4 expression. Subsequent to the completion of enrollment in the dose escalation phase, we began enrolling the dose optimization portion of the Western study, added additional clinical sites in Europe, and in June 2025 began dosing participants in the PD-1 combination arm with CRB-701 in combination with Keytruda® (pembrolizumab). We presented the dose optimization data at the European Society for Medical Oncology ("ESMO") in October 2025. Data as of September 1, 2025 was presented from 167 patients, of whom 122 were evaluable for efficacy, from the U.S. and Europe with head and neck squamous cell carcinoma ("HNSCC"), cervical, locally advanced/metastatic urothelial ("mUC") tumors and other solid-tumor types. We expect to engage and consult with the FDA regarding the design of a registrational study and anticipate commencing this study by mid-2026.

•
CRB-601 is a potent and selective anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ found on cancer cells. In pre-clinical models, CRB-601 demonstrates enhanced anti-tumor activity when combined with an anti-PD-1 checkpoint inhibitor compared to each single agent on its own. Pre-clinical data suggests that blockade of latent TGFβ production by CRB-601 can lead to changes in immune cell infiltration in the tumor microenvironment, thus potentially enhancing the benefit of PD-1 blockade. CRB-601 is being developed as a potential treatment for participants with solid tumors in combination with existing therapies, including checkpoint inhibitors. The first participant in a Phase 1 dose escalation study was dosed in December 2024 under an open IND and regulatory approval for the study was received in the U.K. in January 2025. Dose escalation in combination with Keytruda® (pembrolizumab) commenced in June 2025. In November 2025, we presented a study-in-progress poster at the 2025 Society for Immunotherapy of Cancer ("SITC") conference and dose escalation is on-going.

Our obesity pipeline:

•
CRB-913 is a second-generation highly peripherally restricted CB1 receptor inverse agonist designed to treat obesity. We dosed the first participant in the single ascending dose ("SAD") portion of a Phase 1 study in the first quarter of 2025 and thus far have observed an absence of treatment-related neuropsychiatric events. In June 2025, we dosed the first participant in the multiple ascending dose ("MAD") portion of the Phase 1 trial. We expect to report SAD/MAD data, as well as initiate a Phase 1b dose-range finding study in obese non-diabetic individuals in the fourth quarter of 2025. CB1 inverse agonism is a clinically validated mechanism known to induce weight loss; however, neuropsychiatric adverse events have been reported in prior clinical studies with both rimonabant and monlunabant. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability. The drug was shown in pre-clinical studies to have a brain-to-plasma ratio fifty times lower than rimonabant and fifteen times more peripherally restricted than monlunabant.

Recent Developments

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the "Open Market Sale Agreement") with Jefferies LLC ("Jefferies"), as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million. During the three and nine months ended September 30, 2025, we sold an aggregate of 272,938 shares of common stock, under the Open Market Sale Agreement, for net proceeds of approximately $2.9 million. From October 1, 2025 through the date of filing, the Company has sold approximately 232,279 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $3.6 million.

2025 Public Offering

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of the Company’s common stock, par value $0.0001, at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. The underwriters were also granted a 30-day option to purchase up to an additional 865,384 shares of common stock at the public offering price. On November 3, 2025, the Company completed the public offering raising gross proceeds of approximately $75.0 million and net proceeds of approximately $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Financial Operations Overview

We are an oncology and obesity company and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at September 30, 2025, we had an accumulated deficit of approximately $534.9 million. Our net losses for the three months ended September 30, 2025 and 2024, were approximately $23.3 million and $13.8 million, respectively. Our net losses for the nine months ended September 30, 2025 and 2024, were approximately $58.0 million and $30.7 million, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

Operating Expense. The following table summarizes our operating expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

Research and development expense	$20,860	$10,808	$10,052	93%
General and administrative expense	3,557	4,697	(1,140)	-24%
Total operating expenses	$24,417	$15,505	$8,912	57%

Research and Development. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Program specific costs:
CRB-601	$4,805	$1,248	$3,557	285%
CRB-701	9,579	4,202	5,377	128%
CRB-913	3,666	3,225	441	14%
Other drug development	128	132	(4)	-3%
Total program specific costs	18,178	8,807	9,371	106%
Unallocated internal costs:
Personnel related	2,313	1,528	785	51%
Other unallocated	369	473	(104)	-22%
Total research and development expenses	$20,860	$10,808	$10,052	93%

Research and development expenses for the three months ended September 30, 2025 totaled approximately $20.9 million, an increase of $10.1 million from approximately $10.8 million recorded for the three months ended September 30, 2024.

Total program-specific costs increased by $9.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Costs related to CRB-601 increased by $3.6 million as a result of higher clinical and drug supply related costs as the first participant in a Phase 1 dose escalation study was dosed in December 2024 and dose escalation is on-going. Costs related to CRB-701 increased by $5.4 million as a result of higher clinical costs as more sites were activated and participants enrolled in the ongoing Phase 1/2 clinical trial, which began in April 2024. CRB-913 costs increased by $0.4 million primarily due to enrollment in the SAD/MAD dose portion of the Phase 1 clinical study, which began in March 2025, partially offset by a decrease in manufacturing costs.

Personnel-related costs increased by $0.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended September 30, 2025 and 2024, approximately 40% and 41% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the three months ended September 30, 2025 totaled approximately $3.6 million, a decrease of $1.1 million from approximately $4.7 million recorded for the three months ended September 30, 2024. The decrease in fiscal quarter 2025 as compared to fiscal quarter 2024 was attributable to a decrease in compensation costs of $0.7 million primarily due to a decrease in stock-based compensation costs and a $0.3 million decrease in investor relations expense primarily due to issuing stock pursuant to a professional services agreement with a service provider in the prior year.

Other Income, Net. The following table summarizes our total other income, net for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

Interest and investment income, net	$1,125	$1,903	$(778)	-41%
Interest expense	—	(381)	381	-100%
Other (expense) income, net	(50)	200	(250)	-125%
Total other income, net	$1,075	$1,722	$(647)	-38%

Total other income, net for the three months ended September 30, 2025 totaled approximately $1.1 million, a decrease of $0.6 million from approximately $1.7 million recorded for the three months ended September 30, 2024. The decrease in 2025 as compared to 2024 was primarily attributable to lower investment income due to lower cash and investment balances, partially offset by no interest expense on debt in 2025 as principal payments were made in 2024 ultimately leading to the final payment in August 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

Operating Expense. The following table summarizes our operating expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

Research and development expense	$51,689	$23,435	$28,254	121%
General and administrative expense	11,655	12,681	(1,026)	-8%
Total operating expenses	$63,344	$36,116	$27,228	75%

Research and Development. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Program specific costs:
CRB-601	$11,431	$3,501	$7,930	227%
CRB-701	21,885	9,378	12,507	133%
CRB-913	10,207	5,117	5,090	99%
Other drug development	374	166	208	125%
Total program specific costs	43,897	18,162	25,735	142%
Unallocated internal costs:
Personnel related	6,571	3,822	2,749	72%
Other unallocated	1,221	1,451	(230)	-16%
Total research and development expenses	$51,689	$23,435	$28,254	121%

Research and development expenses for the nine months ended September 30, 2025 totaled approximately $51.7 million, an increase of $28.3 million from approximately $23.4 million recorded for the nine months ended September 30, 2024.

Total program-specific costs increased by $25.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Costs related to CRB-601 increased by $7.9 million as a result of higher clinical and drug supply related costs as the first participant in the on-going Phase 1 dose escalation study was dosed in December 2024, partially offset by a decrease in sponsored research agreement expense. Costs related to CRB-701 increased by $12.5 million as a result of higher clinical and drug supply related costs as the Phase 1/2 clinical trial enrollment began in April 2024 and is on-going. CRB-913 costs increased by $5.1 million due to enrollment in the SAD/MAD dose portion of the Phase 1 clinical study, which began in March 2025, as well as manufacturing of drug supply for the Phase 1b dose-range finding study, which is expected to commence in the fourth quarter of 2025.

Personnel-related costs increased by $2.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the nine months ended September 30, 2025 and 2024, approximately 37% and 37% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the nine months ended September 30, 2025 totaled approximately $11.7 million, a decrease of $1.0 million from approximately $12.7 million recorded for the nine months ended September 30, 2024. The decrease is primarily related to a decrease in legal expenses of $0.6 million and a decrease in facility expense of $0.3 million.

Other Income, Net. The following table summarizes our total other income, net for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

Interest and investment income, net	$4,120	$4,531	$(411)	-9%
Interest expense	—	(1,872)	1,872	-100%
Other income, net	1,242	2,778	(1,536)	-55%
Total other income, net	$5,362	$5,437	$(75)	-1%

Total other income, net was comparable for the nine months ended September 30, 2025 and 2024. Other income, net includes $1.1 million in employee retention tax credits for the nine months ended September 30, 2025 and refundable research and development credits from a foreign tax authority of $2.5 million for the nine months ended September 30, 2024. This decrease is partially offset by no interest expense on debt in 2025 as principal payments were made in 2024 leading to the final payment in August 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2025, our accumulated deficit since inception was approximately $534.9 million.

At September 30, 2025, we had total current assets of approximately $107.6 million and current liabilities of approximately $17.1 million, resulting in working capital of approximately $90.5 million. Of our total cash, cash equivalents, investments, and restricted cash of $104.7 million at September 30, 2025, approximately $103.5 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(48,570)	$(30,852)
Net cash provided by (used in) investing activities	55,504	(130,040)
Net cash provided by financing activities	2,851	166,591
Net increase in cash, cash equivalents, and restricted cash	$9,785	$5,699

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $48.6 million, which includes a net loss of approximately $58.0 million, adjusted for non-cash expenses of approximately $4.1 million primarily related to stock-based compensation expense, and approximately $5.3 million of cash provided by net working capital items principally due to an increase in accrued expenses, partially offset by decreases in accounts payable and operating lease liabilities.

Cash provided by investing activities for the nine months ended September 30, 2025 totaled approximately $55.5 million, which was principally related to proceeds from sales and maturities of marketable securities.

Cash provided by financing activities for the nine months ended September 30, 2025 totaled approximately $2.9 million, which was related to the issuance of common stock. For the nine months ended September 30, 2025, we sold an aggregate of 272,938 shares of common stock under the Open Market Sale Agreement for net proceeds of approximately $2.9 million.

Future Funding Requirements

Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, we expect our cash, cash equivalents, and investments of approximately $104.0 million at September 30, 2025, together with net proceeds of $73.8 million raised from the sale of our common stock under the Open Market Sales Agreement and the 2025 Public Offering, will be sufficient to meet our operating and capital requirements through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document.* - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 12, 2025	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)