Form 10-K
period 2025-12-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2026-03-09
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $67.8 million, based on the closing price of the registrant’s common stock on June 30, 2025.

As of March 6, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 17,736,464.

Documents incorporated by reference

None.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
our ability to complete required clinical trials of our product candidates and obtain approval from the U.S. Food and Drug Administration (the "FDA") or other regulatory agents in different jurisdictions;
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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the “Company” or “Corbus”) is a clinical stage company focused on promising new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

Our pipeline is as follows:

CRB-701

CRB-701 (SYS6002) is a novel clinical stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, the Company obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. The Company is conducting a Phase 1/2 study in the U.S. and Europe (the "Western study") enrolling patients with advanced solid tumors associated with Nectin-4 expression. The dose expansion phase of the clinical trial is ongoing. In June 2025, the Company began dosing participants in the PD-1 combination arm with CRB-701 in combination with Keytruda® (pembrolizumab). The Company has received fast track designation for CRB-701 from the U.S. Food and Drug Administration (the "FDA") for the treatment of relapsed or refractory metastatic cervical cancer in December 2024 and in recurrent or metastatic head and neck squamous cell carcinoma (“HNSCC”) previously treated with platinum-based chemotherapy and an anti-PD(L)-1 therapy in September 2025. CRB-701 is currently being investigated by CSPC in a Phase 3 clinical trial in patients with cervical cancer in China (the "China study").

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

Figure 1: CRB-701 - Novel design

On October 18, 2025, the Company announced data from its Phase 1/2 Western study that was presented at the 2025 European Society for Medical Oncology Congress (“ESMO25”). Data as of September 1, 2025 was presented from 167 patients, of whom 1221 were evaluable for efficacy. The tumor types being investigated were HNSCC (n=41), cervical cancer (n=37) and locally advanced/metastatic urothelial (mUC, n=23) tumors. In addition, 21 patients who had other solid-tumor types were enrolled during dose escalation.

The multi-center Phase 1/2 study is being conducted in the U.S and Europe. The study was designed as an “all comers” trial with no enrollment restrictions for biomarkers (Nectin-4, PDL-1 or HPV status) or the number of prior lines of therapy. Patients were heavily pretreated with a median of 3 prior lines of therapy (range: 1–9), and the mean age was 60 years (range: 30–90). Baseline performance status, as assessed by the Eastern Cooperative Oncology Group (“ECOG”), was ≤2 for all patients, with 43.1% classified as ECOG 0, 55.1% as ECOG 1, and 1.8% as ECOG 2.

Efficacy data for HNSCC patients in the Western study demonstrated an unconfirmed objective response rate (“ORR”) of 33.3% and a disease control rate (“DCR”) of 75% at the 2.7 mg/kg dose and 47.6% ORR and 61.9% DCR at the 3.6 mg/kg dose. A summary of this efficacy data is depicted as a waterfall plot (Figure 2) and swimmer plot (Figure 3) below.

---------------------------

1 122 evaluable patients includes 84 patients with either HNSCC, cervical or mUC tumors dosed at 2.7 mg/kg (n=38) or 3.6 mg/kg (n=46), 7 patients with either HNSCC, cervical or mUC tumors dosed during dose escalation at 1.8 mg/kg, 21 patients who had other solid-tumor types that were enrolled during dose escalation, 8 non-evaluable patients, 1 patient with a -60.7% reduction in the size of mUC tumor not included in ORR and DCR calculations due to missing data and 1 patient with a HNSCC tumor dosed with the combination of CRB-701 (at 2.7 mg/kg) and pembrolizumab.

Figure 2: HNSCC Waterfall Plots

Figure 3: HNSCC Swimmer Plots

Participant response by CRB-701 dose group
3.6 mg/kg
2.7 mg/kg
1.8 mg/kg
Partial response
Stable disease
Progressive disease
Not evaluable
Treatment ongoing
PFS and DOR:
too early to assess
0 3 6 9 12 15 18 21 24 27 30 33 36 39 42 45 48 51 54 57 60 63 66
Time (weeks)

Source(s): ESMO 01 Sep 2025, *based on confirmed overall response

Efficacy data for cervical cancer patients in the Western study demonstrated an unconfirmed ORR of 22.2% and a DCR of 66.6% in the 2.7 mg/kg dose and 37.5% ORR and 68.8% DCR in the 3.6 mg/kg dose. A summary of this efficacy data is depicted as a waterfall plot (Figure 4) and swimmer plot (Figure 5) below.

Figure 4: Cervical Cancer Waterfall Plots

Cervical
Change from baseline (%)
150
120
90
60
30
0
−30
−60
−90
−120
Tumor growth
Tumor shrinkage
PD 69.7
PD 51.4
PD 37.5
PD 27.8
PD 21.1
SD 18.1
SD 16.7
PD 16.4
NE 14.6
SD 12.5
SD 10.0
SD 4.1
PD 0.0
PD 0.0
PD 0.0
NE −1.5
SD −6.7
SD −7.1
SD −7.9
SD −13.2
PD −14.8
SD −16.7
SD −17.4
PD −25.4
SD −27.0
PD −28.1
PR −33.3
PR −34.4
PR −35.4
PR −35.6
PR −57.1
PR −57.4
PR −63.8
PR −70.6
PR −73.9
PD −75.6
CR −100.0
Dose, mg/kg 2.7 2.7 3.6 2.7 3.6 3.6 2.7 2.7 2.7 2.7 3.6 3.6 2.7 3.6 2.7 2.7 3.6 2.7 2.7 2.7 2.7 2.7 3.6 3.6 2.7 3.6 3.6 3.6 3.6 2.7 3.6 2.7 3.6 2.7 3.6 1.8 2.7
Nectin-4 H-score 40 115 50 50 11 20 107 110 160 20 20 2 0 70 5 85 150 35 140 150 250 210 0 13 23

	2.7 mg/kg	3.6 mg/kg
ORR	22.2% (4/18)	37.5% (6/16)
DCR	66.6%	68.8%
Response confirmation	2 confirmed 2 unconfirmed and ongoing	3 confirmed 3 unconfirmed: 1 discontinued and 2 ongoing

Source: ESMO 01 Sep 2025 Data cut
Note: NE =Non-evaluable

ORR %=(CR+PR)/ Response evaluable patients
DCR % = (CR+PR+SD) /Response evaluable patients

3 patients excluded from ORR and DCR Calculations
2 non-evaluable patients
1 patient dosed at 1.8mg/kg

Figure 5: Cervical Cancer Swimmer Plots

Complete response
Partial response
Stable disease
Progressive disease
Not evaluable
Treatment ongoing
PFS and DOR:
too early to assess
Participant response by CRB-701 dose group
3.6 mg/kg
2.7 mg/kg
1.8 mg/kg
Time (weeks)

Source(s): ESMO 01 Sep 2025 Data cut, based on confirmed overall response

Efficacy data for mUC patients in the Western study demonstrated an unconfirmed ORR of 50.0% and a DCR of 75.0% in the 2.7 mg/kg dose and 55.6% ORR and 88.9% DCR in the 3.6 mg/kg dose. A summary of this efficacy data is depicted as a waterfall plot (Figure 6) and swimmer plot (Figure 7) below.

Figure 6: mUC Waterfall Plots

laUC/mUC
Change from baseline (%)
150
120
90
60
30
0
−30
−60
−90
−120
Tumor growth
Tumor shrinkage
PD 53.7
PD 28.2
PR 18.8
SD 16.7
PD 16.4
PD 5.0
NE 4.9
PD 1.3
SD −2.4
NE −9.1
SD −10.3
SD −15.5
SD −17.1
PR −30.8
PR −39.6
PR −48.7
PR −50.0
PR −60.7
PR −62.5
PR −73.3
PR −73.6
PR −73.7
CR −74.2
Dose, mg/kg 2.7 1.8 3.6 2.7 3.6 2.7 3.6 1.8 3.6 3.6 3.6 3.6 2.7 2.7 3.6 3.6 3.6 2.7 2.7 3.6 2.7 2.7 1.8
Nectin-4 H-score 10 100 45 180 60 12 45 95 42 100 180 15 145 135 0 105

	2.7 mg/kg	3.6 mg/kg
ORR	50.0% (4/8)	55.6% (5/9)
DCR	75.0%	88.9%
Response confirmation	2 confirmed 2 unconfirmed and ongoing	3 confirmed 2 unconfirmed: 1 discontinued and 1 ongoing

Source: ESMO 01 Sep 2025 Data cut
Note: NE = Non-Evaluable

ORR% = (CR+PR) / Response evaluable patients
DCR% = (CR+PR+SD)/ Response evaluable patients

6 patients on Waterfall plot excluded from the ORR and DCR calculation
1 patient with a tumor reduction of -60.7% (PR) excluded due to missing data
2 non-evaluable patients
3 patients dosed at 1.8mg/kg

Figure 7: mUC Swimmer Plots

Participant response by CRB-701 dose group
3.6 mg/kg
2.7 mg/kg
1.8 mg/kg
PR
SD
PR
SD
PR
NE
SD
PD
SD
NE
SD
SD
PR
PR
SD
SD
PD
NE
SD
PD
CR
PD
PD
laUC/mUC
Complete response
Partial response
Stable disease
Progressive disease
Not evaluable
Treatment ongoing
PFS and DOR:
too early to assess
0 3 6 9 12 15 18 21 24 27 30 33 36 39 42 45 48 51 54 57 60 63 66
Time (weeks)
Source(s): ESMO 01 Sep 2025 Data cut, based on confirmed overall response

Across all patients included in the September 1, 2025 data, CRB-701 was well-tolerated and no dose limiting toxicities (“DLTs”) were encountered during dose escalation. The 2.7 mg/kg and 3.6 mg/kg doses were selected for dose optimization. The most common treatment emergent adverse events ("TEAEs") at a frequency of >15% were dysgeusia (18.6%), anemia (21.0%), fatigue (21.6%), alopecia (24.0%) and keratitis (32.3%). Grade 3 treatment-related adverse events were reported in 30 patients (18.0%). There were no grade 4 or 5 treatment related-adverse events (Figure 8).

Figure 8: Treatment Emergent Adverse Events

A low number of cases of peripheral neuropathy or skin rash have been reported to date:

•
The rate of peripheral neuropathy was low at 8.4% (all Grade 1 or 2), based on a broad, standardized MedRA category search.
•
The rate of skin adverse events was low at 28.7% (excluding alopecia). Grade 3 or above events were even lower at 1.8% (n=3/167).

So far, CRB-701 has demonstrated a favorable emerging safety profile versus competitive Nectin-4 ADC drugs with MMAE payload (Figure 9).

Figure 9: Safety Profile vs. Competitive Nectin-4 MMAE Peers[1]

CRB-701 pharmacokinetic ("PK") data indicated a longer ADC half-life and lower free-MMAE exposure relative to PADCEV® at comparable dose levels (Figure 10).

Figure 10: Pharmacokinetic Profile for CRB-701 vs. PADCEV®[1]

The CRB-701 dose expansion phase of the Phase 1/2 Western study is ongoing. The Company expects to meet with the FDA to review and discuss the clinical data and registrational study protocols for HNSCC and cervical tumors in Q1 2026.

[1] Data is not from comparative trials

CRB-913

CRB-913 is a highly peripherally restricted oral small molecule CB1 receptor inverse agonist for the treatment of obesity. CB1 inverse agonism is a clinically validated mechanism to induce weight loss and is a distinct mechanism of action separate from GLP-1s. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability, including reducing gastrointestinal ("GI") adverse events observed with the GLP-1 class. CRB-913 offers potential to address the three major unmet needs in obesity today: (1) patients who don’t respond to GLP drugs, (2) patients who discontinue treatment with GLP drugs due to intolerability, and (3) patients who are ineligible for treatment with GLP-1 drugs or discontinue treatment due to sarcopenia. CRB-913 could potentially be utilized as a daily oral pill to maintain weight loss after treatment with GLP-1 drugs or in combination with a GLP-1 drug to potentially improve weight loss or tolerability.

The Company initiated a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1a study in the first quarter of 2025. On December 11, 2025, the Company announced the completion of the double-blinded placebo-controlled SAD/MAD Phase 1a study conducted in the United States. The clinical trial assessed the safety, tolerability, and PK data of escalating once-daily doses of CRB-913. The SAD portion of the study (n=64) comprised of 8 cohorts that received ascending doses of CRB-913 (maximum dose of 600 mg/day) or placebo dosed orally once (2 placebo and 6 CRB-913 per cohort). Seven of the SAD cohorts enrolled healthy participants (mean BMI=28), and one enrolled people with obesity (mean BMI=36). The MAD portion of the study (n=48) comprised 4 cohorts who received ascending doses of CRB-913 (25 mg, 75 mg or 150 mg) or placebo orally once daily (3 placebo and 9 CRB-913-treated per cohort) over 7 days and followed by a further 7 days of continuous, in-clinic observation. Three of the MAD cohorts enrolled healthy participants and one enrolled people with obesity.

Safety

No serious treatment-emergent adverse events were reported in the SAD/MAD study. CRB-913 was not associated with GI intolerability. There were no reported cases of nausea, vomiting, or constipation and only a single case of mild diarrhea. Daily neuropsychiatric assessments using the Columbia-Suicide Severity Rating Scale ("CSSRS"), the Patient Health Questionnaire-9 ("PHQ-9"), and the General Anxiety Disorder-7 ("GAD-7") questionnaires remained stable and negative at all time points for all participants. No cases of suicidality, depression, or insomnia were reported in the study.

No neuropsychiatric adverse events were noted in any of the cohorts of non-obese participants. Three adverse events of mild anxiety and one of mild irritability were reported in the obese MAD cohort at 150 mg/day. They were all transient, and symptoms resolved completely without need for medical intervention.

The PK profile for CRB-913 was established and was found to be suitable for a once-daily oral dosing.

Weight Loss

In the dedicated obese MAD cohort (150 mg QD), all CRB-913-treated participants (n=9), and none in the placebo group (n=3), experienced weight loss. The CRB-913-treated participants achieved a mean 2.9% placebo-adjusted weight loss by Day 14. Individual participant weight loss ranged from 1.3% to 4.3% (Figure 11). Weight loss started early and deepened with time (Figure 12). Notably, several participants treated with CRB-913 reported reduction in food-related thoughts and cravings. Placebo-adjusted weight loss was also seen in healthy, non-obese participants in the 75 mg and 150 mg MAD cohorts (Figure 13).

Figure 11: Emerging Weight Loss with CRB-913 in Participants with Obesity

Placebo
CRB-913
2
0
-2
-4
-6
Body Weight Change (%)
-1.3 %
-4.3 %
Obese cohort (average BMI 36)
Individual participants

Participants reported reductions in food-related thoughts and cravings

2.9% average placebo-adjusted weight loss @ day 14

Note: Baseline is defined as the last available measurement taken prior to the first dose of study drug. Percent change in body weight is defined as body weight at Day 14 minus body weight at baseline divided by body weight at baseline multiplied by 100.

Figure 12: Weight Loss with CRB-913 Starts Early and Deepens

Figure 13: Signals of Weight Loss in Lower MAD Doses

When the dedicated obese MAD cohort (150 mg QD) is compared to orfoglipron over a similar period, deeper and faster weight loss is observed (Figure 14), as well as a differentiated, more favorable emerging safety profile.

Figure 14: Emerging Data CRB-913 vs. Orfoglipron

The Company initiated a Phase 1b dose-range finding study (“CANYON-1”) in December 2025. The Phase 1b study will follow 240 U.S. subjects randomized into 4 arms (placebo, 20 mg, 40 mg, and 60 mg) over a 12-week treatment period followed by a 4-week safety follow-up (Figure 15). Completion is expected in summer 2026.

Figure 15: Canyon-1 Study design

CRB-601

Our pipeline formerly included CRB-601, a potent and selective anti-αvβ8 integrin monoclonal antibody for the treatment of solid tumors. CRB-601 is an anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ present on cancer cells in the tumor microenvironment. CRB-601 was being evaluated as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. The Company has completed a Phase 1 dose escalation study. In November 2025, we presented a study-in-progress poster at the 2025 Society for Immunotherapy of Cancer conference. The Company has deprioritized the program and does not plan to enroll additional patients.

Research and Development

We incurred expenses of $70.1 million and $32.2 million for research and development activities for the years ended December 31, 2025 and 2024, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs for our pipeline. Research and development expenses are incurred for the development of our drug candidates and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data in support of IND filings, manufacturing and purchasing drug product for clinical trials, and conducting clinical trials.

Intellectual Property

Our commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for our technologies, products and processes, including proprietary protection for CRB-701, CRB-913, and CRB-601. All patent expiry terms are stated without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

CRB-701: Antibody Drug Conjugate Targeting Nectin-4

We entered into a license agreement (the “CSPC License Agreement”) with CSPC effective February 12, 2023. Pursuant to the CSPC License Agreement, we received an exclusive license to CRB-701 for the prevention and treatment of all oncology indications in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K, and Australia. The license includes several patent applications covering CRB-701, or a use of CRB-701, that, if granted, are projected to expire in 2042 and 2045.

CRB-913: Second Generation CB1 Receptor Inverse Agonist

On September 20, 2018, we entered into an exclusive license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC (“Jenrin”), which provides us with an exclusive worldwide license to develop and market cannabinoid compounds covered by the Jenrin issued patents and patent applications that cover the composition and method of use of selective cannabinoid receptor modulators. The Jenrin intellectual property portfolio includes eight granted U.S. patents and nine granted patents outside of the U.S. The portfolio includes U.S. Patent No. 8,853,252 which granted with claims relating to the cannabinoid receptor blocker CRB-913 and methods of using the same for treating obesity, diabetes, hepatic disorders, and/or cardiometabolic disorders. The licensed intellectual property portfolio provides intellectual property protection in the U.S. for CRB-913 and these uses through November 2028. We own a patent family filed in the U.S., Europe, Japan, India, and China, among other countries, covering CRB-913 that, if granted, will result in patent rights projected to expire in 2043. We also own patent applications covering CRB-913 formulations, CRB-913 dosing regimens, and/or CRB-913 methods of synthesis that, if granted, are projected to expire in 2046.

CRB-601: Anti-Integrin Monoclonal Antibody

We entered into a license agreement (the “UCSF License Agreement”) with the Regents of the University of California (“The Regents”) effective May 26, 2021, as amended to include additional inventions effective November 17, 2022, and further amended to include certain new technology rights effective August 14, 2023. Pursuant to the UCSF License Agreement, we received an exclusive worldwide license to certain patent applications relating to humanized antibodies against integrin αvβ8, an antibody for diagnostic use, along with non-exclusive licenses to certain related know-how and materials. The last of the licensed patent applications, if granted, is projected to expire in 2043. We own a patent family covering CRB-601 that, if granted, would be scheduled to expire in 2044.

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

Manufacturing and Supply of CRB-701, CRB-913, and CRB-601

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

CRB-701 is designed to be an improved next-generation site-specific Nectin-4 targeting antibody drug conjugate. CRB-701 is a monoclonal antibody attached to an MMAE cytotoxic payload using a proprietary linker technology. CSPC has developed a manufacturing process under current good manufacturing practice (“cGMP”) to produce batches of drug substance and drug product for clinical studies. We have a clinical supply agreement with CSPC to supply drug substance and drug product in support of clinical activities and we will seek to negotiate a commercial supply agreement with CSPC prior to a marketing application.

CRB-913 is a highly peripherally restricted oral small molecule CB1 receptor inverse agonist for the treatment of obesity, and we have developed manufacturing processes with contract manufacturers under cGMP to produce batches of drug substance and drug product for clinical studies.

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

Competitors to CRB-701 who have ADCs which target Nectin-4 with MMAE include Bicycle Therapeutics plc and Mabwell, in addition to Pfizer Inc. and its approved PADCEV® product. Additional competitors with different mechanisms of action, but are targeting similar indications include Bicara Therapeutics, Inc., Genmab A/S, Johnson and Johnson, and Pfizer Inc. Competitors to CRB-913 who are also targeting the CB-1 receptor include Novo Nordisk A/S and Skye Bioscience. Additional competitors with different mechanisms of action, but are targeting weight loss by an oral drug include AstraZeneca PLC, Lilly, Novo Nordisk A/S, Structure Therapeutics Inc., and Viking Therapeutics, Inc., among others.

Regulatory Matters

Government Regulation

Our activities and products are significantly regulated by a number of governmental entities, including the FDA in the U.S. and by comparable authorities in other countries. These entities regulate, among other things, the design, research, pre-clinical and clinical development, testing, manufacturing, storage, distribution, import, export, labeling, advertising and marketing of pharmaceutical products and devices. We must obtain regulatory approval from the FDA and comparable authorities in other countries, as applicable, for our drug candidates before we can commercialize such drugs in the U.S. and foreign jurisdictions. Generally, before a new drug can be sold, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority. The data are often generated in two distinct development states: pre-clinical and clinical. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

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

The process required by the FDA before a drug or biological product may be marketed in the U.S. generally involves the following:

•
completion of pre-clinical studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•
submission to the FDA of an investigational new drug (“IND”) application which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and efficacy of the proposed drug or biological product for each indication;
•
submission to the FDA of a marketing application, such as a new drug application (“NDA”), or a biologics license application (“BLA”) as applicable;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the marketing application.

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

The clinical stage of development can generally be divided into three sequential phases that may overlap: Phase 1, Phase 2, and Phase 3 clinical trials. In Phase 1, generally, small numbers of healthy volunteers are initially exposed to single escalating doses and then multiple escalating doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacologic action and general safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits, common short-term side effects and risks. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 studies usually include from several hundred to several thousand subjects and are closely controlled and monitored. In addition to these Phase 1-3 trials, other trials may be conducted to gather additional safety, pharmacokinetic and pharmacodynamic information. Pharmaceutical products with active ingredients equal or similar to those already approved by the FDA often have more streamlined development programs than compounds entirely new to the agency, often skipping Phase 1 and 2 trials.

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

A product’s safety and effectiveness in one clinical trial is not necessarily indicative of its safety and effectiveness in another clinical trial. Moreover, we may not discover all potential problems with a product even after completing clinical trials on it. Some of our products and technologies have undergone only pre-clinical testing. As a result, we do not know whether they are safe or effective for humans. Also, regulatory authorities may decide, contrary to our findings, that a product is unsafe or not as effective in actual use as its clinical trial results indicated. This could prevent the product’s widespread use, require its withdrawal from the market or expose us to liability. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Any such action could materially harm us. Clinical trials are critical to the success of our products but are subject to unforeseen and uncontrollable delay, including delay in enrollment of patients. Any delay in clinical trials could delay our commercialization of a product.

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

Special Protocol Assessment

The Federal Food, Drug, and Cosmetic Act directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a marketing application. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment ("SPA"). While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has latitude to change its assessment if certain exceptions apply. Exceptions include public health concerns emerging that were unrecognized at the time of the protocol assessment, identification of a substantial scientific issue essential to the safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

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

Review and Approval in the U.S.

Following pivotal or Phase 3 trial completion, data are analyzed to determine safety and efficacy. Data are then filed with the FDA in a marketing application, along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. In the U.S., FDA approval of a marketing application must be obtained before marketing a pharmaceutical product. The marketing application must contain proof of safety, purity, potency, and efficacy, which entails extensive pre-clinical and clinical testing.

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

There is no assurance that the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered in our efforts to obtain FDA approvals. The FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or may condition the approval of the marketing application on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance programs to monitor the safety of approved products that have been commercialized. Further, the FDA may place conditions on approvals including the requirement for a risk evaluation and mitigation strategy ("REMS") to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the marketing application must submit a proposed REMS; the FDA will not approve the marketing application without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan product designation must be requested before submitting a marketing application. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Special Regulatory Procedures

Fast track designation — The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) “Rolling Review,” which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the marketing application is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the marketing application is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review — Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review on a marketing application, typically within a six- to eight-month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research ("CDER") are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research ("CBER"), are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the marketing application submission.

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

Pediatric Information

Under the Pediatric Research Equity Act of 2003, a marketing application or supplement to a marketing application must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act ("FDASIA"), the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a marketing application plus the time between the submission date of the marketing application and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

The U.K. ceased being a Member State of the European Union on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the European Medicines Agency ("EMA") remained responsible for approving novel medicines for supply in Northern Ireland under the European Union centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the European Union-U.K. Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. However, although a separate authorization is now required to market medicinal products in the U.K., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a U.K. marketing authorization.

There is now no pre-marketing authorization orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding Marketing Authorisation Application. The criteria are essentially the same, but have been tailored for the U.K. market, i.e., the prevalence of the condition in the U.K. (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

Following the end of the Brexit transition period, the MHRA continues to authorize clinical trials in the U.K. The U.K. has implemented the now-repealed Clinical Trials Directive into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004. On April 10, 2025, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into force, with a 12-month implementation period before entering full effect on April 10, 2026. These amendments modernize the U.K. clinical trials framework and introduce significant changes including: (i) a risk-proportionate approach whereby low-risk trials can receive faster approval through automatic authorization without prior regulatory review; (ii) a combined review process integrating ethics committee and regulatory approvals into a single streamlined approval pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion; (iv) provisions to streamline approvals and enable innovation in clinical trial design; and (v) measures to promote patient and public involvement in clinical trials.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services ("CMS") other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. These regulations include:

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
•
the Health Insurance Portability and Accountability Act ("HIPAA") as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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

Employees

We had 36 full-time employees at December 31, 2025. All our employees are engaged in administration, finance, clinical, biology, and manufacturing functions. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing, and regulatory functions.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk, including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks occur, our business, financial condition, results of operations and stock price could be materially adversely affected.

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

We are a biopharmaceutical company with a limited operating history. All our product candidates are in the discovery stage, pre-clinical, or clinical development stage. We must complete clinical studies and other development activity and receive regulatory approval of a marketing application before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. To date, we have not generated any revenue from our drug candidates, and we expect to incur significant expense to complete our pre-clinical and clinical program for our drug candidates in the U.S. and elsewhere. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the U.S. or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss was approximately $78.5 million and $40.2 million, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $555.4 million.

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

We are currently operating at a loss and expect our operating costs will increase significantly as we incur further costs related to pre-clinical development and the clinical trials for our drug candidates. As of December 31, 2025, we held cash, cash equivalents, and investments of approximately $163.3 million.

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies is serving as the sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $150.0 million (the “Open Market Offering”). For the year ended December 31, 2025, we sold an aggregate of 563,504 shares of common stock for net proceeds of approximately $7.0 million under the Open Market Sale Agreement. As of December 31, 2025, approximately $69.1 million is available for issuance and sale under the Open Market Offering.

On October 30, 2025, we entered into an underwriting agreement with Jefferies, as representative (the "Representative") of the several underwriters (the "Underwriters"), relating to an underwritten public offering of 4,744,231 shares of our common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, we completed the public offering raising net proceeds of $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

CRB-701 is currently in a Phase 1/2 study in the U.S. and Europe conducted by us (referred to herein as the Western study) and a Phase 3 clinical trial being conducted in China by CSPC (referred to herein as the China study). CRB-913 is currently in a Phase 1b study being conducted in the U.S. CRB-601 is currently in a Phase 1 clinical trial being conducted in the U.S. and U.K. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval.

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our pre-clinical and clinical trials may be unsuccessful, which would materially harm our business. Even if our initial trials are successful, we will be required to conduct additional trials to establish the safety and efficacy of our drug candidates before marketing application can be filed with the FDA for marketing approval of any of our drug candidates.

Drug testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the drug testing process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market any of our drug candidates as prescription pharmaceutical products in the U.S. until we receive approval of a marketing application from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the U.S., the FDA generally requires the completion of pre-clinical and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before a marketing application is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of a marketing application to the FDA and even fewer are eventually approved for commercialization. We have never submitted marketing application to the FDA or any comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for our planned indications, or if adequate demand for our drug candidates is not generated, our business will be harmed.

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
•
the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the U.S. or elsewhere (collectively, “marketing application”);
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

Under the Federal Food, Drug, and Cosmetic Act, our products cannot be investigated in humans or marketed without approval from FDA. In addition, companies developing new therapies routinely seek and receive guidance from FDA regarding their methods and plans for developing their products. We and companies like us may also benefit from FDA-administered programs like orphan drug designation and expedited development pathways, e.g., breakthrough designation. Any material reductions in the ability of FDA to perform these and other functions may delay development and approval of our product candidates. Recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with the FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

If we are not able to obtain any required regulatory approvals for our drug candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

Drug testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Our drug candidates are in various stages of discovery, pre-clinical, and clinical testing. Pre-clinical tests are performed at an early stage of a product's development and provide information about a drug candidate's safety and effectiveness on laboratory animals. Pre-clinical tests can last years. If a product passes its pre-clinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and if the FDA gives its approval, we would begin Phase 1 clinical tests. Although drug candidates can take various paths, generally if Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Once clinical testing is completed and a marketing application is filed with the FDA, it may take more than a year to receive FDA approval.

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

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials.

Approval may be delayed or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of biologic products such as ours is complex and expensive. Our marketing applications must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with FDA’s current cGMP requirements. The manufacturing process must consistently produce quality batches of the biologic, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our biologic may be delayed or denied.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve our drug candidates for fewer or more limited indications than we request, may not approve the prices we intend to charge for our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our drug candidates with labels that do not include the labeling claims necessary or desirable for the successful commercialization of a particular indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals, such as risk management plans and a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the marketing application must submit a proposed REMS; the FDA will not approve the marketing application without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a marketing application. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $0.4 million per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

Our collaboration partners are currently conducting and may intend in the future to conduct clinical trials outside the U.S., particularly in China where CSPC is conducting their own clinical trials. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted by qualified investigators in accordance with cGCPs, including review and approval by an independent ethics committee and receipt of informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trial conducted outside of the U.S. must be representative of the population for which we intend to seek approval in the U.S. In addition, while these clinical trials are subject to applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also comply with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from our clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our ability to develop and market these or other drug candidates in the U.S. In addition, there are risks inherent in conducting clinical trials in jurisdictions outside the U.S. including:

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

As of December 31, 2025, we had 36 full-time employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

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

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given our current third-party license agreement with CSPC, which is headquartered in China, and our reliance on global suppliers. Changes in U.S.-China trade policies, including the proposed BIOSECURE bill, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

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
•
tariffs, including the announced tariffs on foreign goods; and
•
intergovernmental conflicts or actions, such as armed conflict, trade wars, and acts of terrorism or war.

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

As of December 31, 2025, we had outstanding options to purchase an aggregate of 1,386,020 shares of our common stock at a weighted average exercise price of $37.40 per share, 498,543 shares of common stock issuable upon the vesting of restricted stock units, pre-funded warrants to purchase 1,025,000 shares of our common stock at an exercise price of $0.0001 per share and warrants to purchase an aggregate of 2,873 shares of our common stock at a weighted average exercise price of $208.80 per share. The exercise of such outstanding options and warrants and vesting of restricted stock units will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

The One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025, and includes the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework, changes to the business interest deduction limitation, the restoration of expensing for domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures over 15 years), and changes to the bonus depreciation deduction rules. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We continue to examine the impact of this tax reform legislation, including the OBBBA, on our business. Regulatory guidance under the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes in federal tax legislation.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, the OBBBA and other tax reform legislation is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

We have processes for assessing, identifying and managing cybersecurity risks, which are informed by industry standards and are built into our overall information technology and cybersecurity functions. We maintain an internal information technology specialist who is responsible for the design, implementation, and operation of our information technology ecosystem and cybersecurity governance processes. We also engage with certain external parties, including consultants, computer security firms and risk management advisors, wherever appropriate, in an effort to enhance our cybersecurity oversight and risk management strategy. We conduct risk-based reviews of significant third-party vendors that support our information technology environment to assess whether they maintain appropriate cybersecurity and information security controls. Our Head of IT is responsible for managing the cybersecurity risk and reports to the Chief Financial Officer.

We are not currently aware of any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, other than those that are common to all businesses with internet connectivity, results of operations or financial condition. The audit committee of our board of directors (the "Board") provides oversight over cybersecurity risk and provides updates to the Board regarding such oversight, as needed. The audit committee receives periodic updates from management regarding cybersecurity matters and is notified of significant new cybersecurity threats or incidents occurring between such updates when management determines such matters to be significant and reportable.

To deter and detect cyber threats, we provide annual cybersecurity, data protection, and incident response training to employees, including part-time and temporary employees. This training addresses topics such as phishing and other social engineering threats, password management, confidential data protection, acceptable asset use, and mobile security, and emphasizes the importance of prompt reporting of suspected security incidents. We also deploy technology-based tools designed to mitigate cybersecurity risks and to complement our employee training and awareness programs.

Item 2. PROPERTIES

Our principal offices are located at 500 River Ridge Drive, Norwood, MA 02062 and consists of 63,256 square feet of leased office space at December 31, 2025. The lease term for this office space ends on November 30, 2026.

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

Record Holders

As of March 6, 2026 there are approximately 84 record holders of shares of our common stock.

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

Overview

We are a clinical stage company focused on promising new therapies in oncology and obesity and are committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity.

•
CRB-701 (SYS6002) is a next-generation clinical stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of MMAE. In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. We are conducting a Phase 1/2 study in the U.S. and Europe (the "Western study") enrolling patients with advanced solid tumors associated with Nectin-4 expression. The dose expansion phase of the clinical trial is ongoing. In June 2025, we began dosing participants in the PD-1 combination arm with CRB-701 in combination with Keytruda® (pembrolizumab). We received fast track designation for CRB-701 from the U.S. Food and Drug Administration (the "FDA") for the treatment of relapsed or refractory metastatic cervical cancer in December 2024 and in recurrent or metastatic head and neck squamous cell carcinoma (“HNSCC”) previously treated with platinum-based chemotherapy and an anti-PD(L)-1 therapy in September 2025. CRB-701 is currently being investigated by CSPC in a Phase 3 clinical trial in patients with cervical cancer in China (the "China study").

We presented dose optimization data at the European Society for Medical Oncology ("ESMO") in October 2025. Data as of September 1, 2025 was presented from 167 patients, of whom 122 were evaluable for efficacy, from the U.S. and Europe with HNSCC, cervical, locally advanced/metastatic urothelial ("mUC") tumors and other solid-tumor types. The CRB-701 dose expansion phase of the Phase 1/2 Western study is ongoing. The Company expects to meet with the FDA to review and discuss the clinical data and registrational study protocols for HNSCC and cervical tumors in Q1 2026.

•
CRB-913 is a highly peripherally restricted oral small molecule CB1 receptor inverse agonist for the treatment of obesity. CB1 inverse agonism is a clinically validated mechanism to induce weight loss and is a distinct mechanism of action separate from GLP-1s. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability, including reducing gastrointestinal ("GI") adverse events observed in the GLP-1 class. We initiated a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1a study in the first quarter of 2025. On December 11, 2025, we announced the completion of the double-blinded placebo-controlled SAD/MAD Phase 1a study, conducted in the United States, which assessed the safety, tolerability, and PK data of escalating once-daily doses of CRB-913. No serious treatment-emergent adverse events were reported in the SAD/MAD study. We initiated a Phase 1b dose-range finding study (“CANYON-1”) in December 2025. The Phase 1b study will follow 240 U.S. subjects randomized into 4 arms (placebo, 20 mg, 40 mg, and 60 mg) over a 12-week treatment period followed by a 4-week safety follow-up. Completion is expected in summer 2026.

Our pipeline formerly included CRB-601, a potent and selective anti-αvβ8 integrin monoclonal antibody for the treatment of solid tumors. CRB-601 is an anti-αvβ8 monoclonal antibody that blocks the activation of latent TGFβ present on cancer cells in the tumor microenvironment. CRB-601 was being evaluated as a potential treatment for patients with solid tumors in combination with existing therapies, including checkpoint inhibitors. We completed a Phase 1 dose escalation study. In November 2025, we presented a study-in-progress poster at the 2025 Society for Immunotherapy of Cancer conference. We have deprioritized the program and do not plan to enroll additional patients.

Financial Operations Overview

We are a clinical stage company focused on promising new therapies in oncology and obesity and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at December 31, 2025, we had an accumulated deficit of $555.4 million. Our net losses for the years ended December 31, 2025 and 2024 were $78.5 million and $40.2 million, respectively.

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

Research and development activities are the focus of our business model. We expect that our research and development expenses will increase in the future in connection with the continuation of our CRB-701 and CRB-913 clinical trials.

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

Other Income, Net

Other income, net includes tax credits in the form of refundable research and development tax credits and the employee retention tax credit ("ERTC"), as well as changes in foreign currency exchange gains and losses.

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

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.35%	4.23%
Expected dividend yield	0%	0%
Expected term in years	6.15	6.18
Expected volatility	131.47%	124.60%

Recently Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 3 “Significant Accounting Policies” to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Year Ended 2025 to 2024

Revenue from Awards. No revenue was recognized for the years ended December 31, 2025 and 2024 in accordance with U.S. GAAP.

Operating Expenses. The following table summarizes our operating expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Research and development expense	$70,095	$32,222	$37,873	118%
General and administrative expense	15,215	16,499	(1,284)	-8%
Total operating expenses	$85,310	$48,721	$36,589	75%

Research and Development. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Program specific costs:
CRB-701	$33,623	$12,826	$20,797	162%
CRB-913	13,354	7,167	6,187	86%
CRB-601	12,156	4,763	7,393	155%
Other drug development	503	251	252	100%
Total program specific costs	59,636	25,007	34,629	138%
Unallocated internal costs:
Personnel related	8,787	5,316	3,471	65%
Other unallocated	1,672	1,899	(227)	-12%
Total research and development expenses	$70,095	$32,222	$37,873	118%

Research and development expenses for the year ended December 31, 2025 totaled $70.1 million, an increase of $37.9 million over the $32.2 million recorded for the year ended December 31, 2024.

Total program-specific costs increased by $34.6 million in 2025 as compared to 2024. Costs related to CRB-701 increased by $20.8 million as a result of higher clinical and drug supply related costs as more sites were activated and participants enrolled in the ongoing Phase 1/2 clinical trial, which began in April 2024. CRB-913 costs increased by $6.2 million due to enrolling and completing the SAD/MAD portion of the Phase 1a clinical study, which began in March 2025, and the beginning of the Phase 1b enrollment in December 2025 partially offset by a decrease in research costs related to IND-enabling studies completed in 2024. Costs related to CRB-601 increased by $7.4 million as a result of higher clinical and drug supply related costs as the first participant in a Phase 1 dose escalation study was dosed in December 2024.

Personnel related costs increased by $3.5 million in 2025 as compared to 2024. The increase is primarily due to an increase in headcount.

Unallocated research and development costs were comparable between December 31, 2025 and December 31, 2024.

We have a subsidiary in each of the U.K. and Australia and approximately 35% and 37% of research and development expenses recorded for the years ended December 31, 2025 and 2024 respectively were recorded in these entities.

General and Administrative. General and Administrative expenses for the year ended December 31, 2025 totaled $15.2 million, a decrease of $1.3 million from the $16.5 million recorded for the year ended December 31, 2024. The decrease in fiscal 2025 as compared to fiscal 2024 was primarily attributable to a decrease in legal expenses of $0.7 million and a decrease in facility expense of $0.4 million.

Other Income (Expense), Net. The following table summarizes our other income (expense), net for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Interest and investment income, net	$5,530	$6,311	$(781)	-12%
Interest expense	—	(1,872)	1,872	-100%
Other income, net	1,243	4,073	(2,830)	-69%
Total other income, net	$6,773	$8,512	$(1,739)	-20%

Other income (expense), net for 2025 was $6.8 million as compared to $8.5 million recorded for 2024. Other income, net includes $1.1 million in employee retention tax credits for 2025 and refundable research and development credits from a foreign tax authority of $4.0 million for 2024. This decrease is partially offset by no interest expense on debt in 2025 as principal payments were made in 2024 leading to the final payment in August 2024.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At December 31, 2025, our accumulated deficit since inception was approximately $555.4 million.

At December 31, 2025, we had total current assets of $167.0 million and current liabilities of $20.7 million resulting in working capital of $146.3 million. Of our total cash, cash equivalents, investments, and restricted cash of $163.9 million at December 31, 2025, $162.7 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(64,491)	$(41,794)
Net cash used in investing activities	(1,641)	(121,310)
Net cash provided by financing activities	77,426	166,578
Net increase in cash, cash equivalents, and restricted cash	$11,294	$3,474

Net cash used in operating activities for the year ended December 31, 2025 was $64.5 million which includes a net loss of $78.5 million, adjusted for non-cash expenses of $4.9 million, largely related to stock-based compensation expense offset by net amortization of premiums and discounts on investments, and $9.1 million of cash provided by net working capital items, principally related to an increase in accrued expenses and a decrease in accounts payable due to the timing in which we pay and receive invoices from our vendors.

Cash used by investing activities for the year ended December 31, 2025 totaled $1.6 million, which was largely due to purchases of investments, partially offset by proceeds from sales and maturities of investments.

Cash provided by financing activities for the year ended December 31, 2025 totaled $77.4 million. This is mainly related to proceeds from issuance of common stock under an open market sale agreement, as well as a public offering as noted below.

Open Market Sale Agreement

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies LLC ("Jefferies"), as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell common stock in amounts and at times to be determined by us subject to the terms and conditions of the Open Market Sale Agreement, but we have no obligation to sell any of the common stock in the Open Market Offering.

During the years ended December 31, 2025 and 2024, we sold an aggregate of 563,504 and 2,484,517 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $7.0 million and $91.4 million, respectively. As of December 31, 2025, approximately $69.1 million was available for issuance and sale under the Open Market Offering.

Public Offerings

On October 30, 2025, we entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of our common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, we completed the public offering raising gross proceeds of approximately $75.0 million and net proceeds of approximately $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us. The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. As of December 31, 2025, all of the pre-funded warrants from the 2025 offering remain outstanding.

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

Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, we expect our cash, cash equivalents, and investments of $163.3 million at December 31, 2025 will be sufficient to meet our operating and capital requirements through at least twelve months from the issuance of these consolidated financial statements.

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

Contractual Obligations and Commitments

Our contractual obligation as of December 31, 2025 consist of our amended lease agreement (“February 2019 Lease Agreement”) for an aggregate total of 62,756 square feet of leased office space (“Total Premises”) through November 30, 2026. As of December 31, 2025, our contractual commitment under this lease was $1.7 million, which will be paid over the remaining term of the lease. See Note 8 "Commitments and Contingencies" to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional information about our lease.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. As of December 31, 2025, other than our leases, we had no material contractual obligations or commitments that will affect our future liquidity.

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

License Agreement with Jenrin

Pursuant to the terms of the license agreement (the "Jenrin License Agreement") with Jenrin Discovery, LLC (“Jenrin”), we are obligated to pay potential milestone payments to Jenrin totaling up to $18.4 million for each compound we elect to develop based upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay Jenrin royalties in the mid, single digits based on net sales of any Licensed Products, as defined in the Jenrin License Agreement, subject to specified reductions. A $0.4 million milestone payment was achieved and paid in 2025. We are obligated to pay Jenrin up to $18.0 million in additional potential milestone payments for further development of CRB-913.

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

License Agreement with UCSF

Pursuant to the terms of the license agreement (the "UCSF License Agreement") with the Regents of the University of California, we are obligated to pay up to $150.8 million in remaining potential milestone payments based upon the achievement of specified development and regulatory milestones, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication. In addition, we are obligated to pay royalties in the lower, single digits based on net sales of any Licensed Products, as defined in the UCSF License Agreement, and any diagnostic products and services. During the first quarter of 2025, we paid $1.6 million under the UCSF License Agreement for previously achieved milestone payments. This amount was included within accounts payable within the consolidated balance sheet as of December 31, 2024.

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

Foreign Exchange Risk

The majority of our operations are based in the U.S. and, accordingly our transactions are denominated in U.S. Dollars. However, we have foreign currency exposures related to our cash valued in the U.K. in British Pounds and Euros and our cash valued in Australia in Australian Dollars because our functional currency is the U.S. Dollar in our foreign-based subsidiaries. Our foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations and comprehensive loss.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-23 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025 are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and their ages as of the date of this filing are set forth below. Each director is elected annually to serve until the next annual meeting of shareholders, or until his or her successor is duly elected.

Name	Age	Position(s)	Served as an Officer or Director Since
Yuval Cohen, Ph.D.	50	Chief Executive Officer and Director	2014
Rachelle Jacques	54	Director (Chair of the Board)	2019
John Jenkins	68	Director	2018
Anne Altmeyer	61	Director	2022
Yong Ben	52	Director	2023
Winston Kung	50	Director	2024

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

Rachelle S. Jacques, Chair of the Board

Ms. Jacques has served as a director since April 2019 and chair of our Board since May 2025. Ms. Jacques currently serves as a member of the board of directors of uniQure N.V. (Nasdaq: QURE) since 2021. She currently serves as the Chief Executive Officer of Vasque Bio, a private, pre-clinical stage biopharmaceutical company dedicated to the development of therapeutics to improve patient outcomes in areas of high unmet medical need. Ms. Jacques previously served as the President and Chief Executive Officer of Akari Therapeutics, Plc (Nasdaq: AKTX) a late-stage biopharmaceutical company focused on innovative therapeutics to treat orphan autoimmune and inflammatory diseases where complement (C5) and/or leukotriene systems (LBT4) are implicated, and on its board of directors from March 2022 to May 2024. Ms. Jacques served as the Chief Executive Officer of Enzyvant Therapeutics, Inc., a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (TSE: 4506), focused on developing therapies for patients with rare diseases, from February 2019 to March 2022. Beginning in 2017, she served as the Senior Vice President and Global Complement Franchise Head at Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN), where she was responsible for commercialization strategy and execution. From 2016 to 2017, Ms. Jacques was Vice President of U.S. Hematology Marketing at Shire plc, which acquired Baxalta Inc. (“Baxalta”) in 2016. Prior to this role, from 2015 to 2016, Ms. Jacques served as Vice President of Business Operations at Baxalta after its spinoff from Baxter International Inc. (NYSE: BAX) in 2015. From 2013 to 2015, Ms. Jacques served in leadership positions, including Vice President of Finance, US BioScience Business, at Baxter. Prior to joining Baxter, Ms. Jacques served in various roles of increasing responsibility at Dow Corning Corporation, including U.S. and international operational management roles, from 1995 to 2013. Ms. Jacques previously served as a member of the board of directors of Viela Bio, Inc. (Nasdaq: VIE) from April 2020 until it was acquired by Horizon Therapeutics plc in March 2021. Ms. Jacques received her B.A. degree in business administration from Alma College. Ms. Jacques was selected as a director due to her multinational business leadership and commercialization experience, particularly in the biotechnology industry.

John K. Jenkins, M.D., Director

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

Anne Altmeyer, Ph.D., Director

Dr. Altmeyer has served as a director since September 20, 2022. Until its acquisition in 2025, Dr. Anne Altmeyer served as President and Chief Executive Officer of TigaTx, Inc., where she led the company’s strategic direction, financing, and ultimate exit. Previously, she served as the Chief Business Officer at Sigilon Therapeutics (acquired by Eli Lilly) and Adicet Bio (Nasdaq: ACET). Dr. Altmeyer brings more than 15 years of experience in global pharmaceutical organizations, holding leadership roles of increasing responsibility in corporate development, oncology business development, and portfolio strategy. She served as Vice President, Global Business Development at Baxalta (acquired by Shire Plc), and as Vice President, Oncology Business Development and Companion Diagnostics at Novartis. She began her industry career in program management roles at Merck & Co., Inc. (NYSE: MRK), building a foundation in cross-functional drug development execution. Dr. Altmeyer holds a Ph.D. from the University Louis Pasteur in Strasbourg, France, and completed postdoctoral fellowships at New York University and Cornell University Medical College in New York City. She also earned an MBA from Rutgers University and a Master of Public Health from Robert Wood Johnson Medical School in New Jersey. Dr. Altmeyer was selected as a director because of her business leadership experience and extensive prior experience in the biopharmaceutical industry.

Yong Ben, M.D., Director

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

Name	Age	Position(s)	Serving in Position Since
Yuval Cohen, Ph.D.	50	Chief Executive Officer, Director	2014
Sean Moran	68	Chief Financial Officer	2014
Dominic Smethurst	52	Chief Medical Officer	2024
Ian Hodgson	53	Chief Operating Officer	2025

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

Ian Hodgson, Chief Operating Officer, Ph.D.

Dr. Hodgson has served as our Chief Operating Officer since March 15, 2025. Dr. Hodgson previously served as our head of operations and vacated such position upon appointment as Chief Operating Officer. Dr. Hodgson has over 25 years of experience in drug development and operations across biotech, large pharmaceutical companies and contract research organizations. Dr. Hodgson joined Corbus International Ltd. in October 2022 as Head of Clinical and European Operations and transitioned to Head of Operations in March of 2024. Since May 2021, Dr. Hodgson has served as a non-executive director and board advisor for MD Group Ltd., a privately owned patient services company, and Skyelarke, a health-tech company specializing in delivering patient payments in clinical trials. Previously, he held several leadership positions, including Vice President, Head of Clinical Services at TMC Pharma Services Ltd., a rare disease consultancy from September 2021 through September 2022, Vice President, Clinical Development – Rare Diseases at Syneos Health from November 2020 through September 2021, and Head of Clinical Operations at Mereo Biopharma from 2015 through 2020. Dr. Hodgson earned a PhD in Medical Microbiology from Queen Margaret University in collaboration with the University of Edinburgh (awarded by the Open University) and a BSc (Hons) in Food Technology from Reading University.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated by reference to this Annual Report on Form 10-K as Exhibit 19.1.

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

Board Composition

Our Board is composed of six directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our Board met five times in 2025. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees) during 2025. Mr. Alan Holmer, the former Chairman of the Board prior to his retirement on December 31, 2025, Ms. Jacques and Dr. Cohen attended the 2025 annual meeting of stockholders. We do not have a formal policy requiring members of the Board to attend our annual meetings.

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Jacques, Dr. Jenkins, Dr. Altmeyer, Dr. Ben and Mr. Kung do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.

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

Audit Committee. Our Audit Committee currently consists of Ms. Jacques, Dr. Jenkins and Mr. Kung. Mr. Kung is the Chair of the Audit Committee. Our Audit Committee met seven times in 2025. Our Board has determined that the directors currently serving on our Audit Committee are independent within the meaning of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Mr. Kung qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Listing Rules.

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

Compensation Committee. Our Compensation Committee currently consists of Dr. Altmeyer, Dr. Ben and Dr. Jenkins. Dr. Jenkins is the Chair of the Compensation Committee. Our Compensation Committee met ten times in 2025. Our Board has determined that the directors currently serving on our Compensation Committee are independent under the Nasdaq Listing Rules, are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

The Compensation Committee has directly engaged independent compensation consultant, Compensia, Inc., to provide advice and recommendations on the structure, amount and form of executive and director compensation and the competitiveness thereof. At the request of the Compensation Committee, the compensation consultants provided, among other things, comparative data from selected peer companies. The compensation consultants report directly to the Compensation Committee. The Compensation Committee’s decision to hire the compensation consultants was not made or recommended by Company management. The compensation consultant did not perform any work for the Company in 2025 except with respect to the work that was done directly for the Compensation Committee.

Our Board has adopted a written charter for the Compensation Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Dr. Ben, Ms. Jacques and Dr. Altmeyer. Dr. Altmeyer is the Chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met five times in 2025. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq Listing Rules. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of the charter is posted under the “Investors” tab under “Governance” in our website, which is located at www.corbuspharma.com.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2025, all reports required to be filed under Section 16(a) during 2025 were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2025 were Yuval Cohen, Ph.D., Director and Chief Executive Officer; Sean Moran, CPA, Chief Financial Officer; and Dominic Smethurst, MA, MBChB, MRCP.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2025 and 2024 for services rendered in all capacities to us for the years ended December 31, 2025 and 2024. These individuals are our named executive officers for 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards (2)	Non-equity Incentive Plan Compensation	All Other Compensation (3)	Total
Yuval Cohen	2025	$646,566	$373,682	$666,699	$2,039,294	$—	$23,884	$3,750,125
Chief Executive Officer	2024	$621,883	$380,868	$1,700,781	$1,518,871	$—	$23,035	$4,245,438

Sean Moran	2025	$481,137	$185,382	$269,225	$824,453	$—	$29,226	$1,789,423
Chief Financial Officer	2024	$462,769	$188,947	$924,048	$825,215	$—	$28,526	$2,429,505

Dominic Smethurst (1)	2025	$519,313	$168,078	$266,288	$812,866	$—	$33,597	$1,800,142
Chief Medical Officer	2024	$408,914	$—	$1,303,500	$1,165,650	$—	$14,908	$2,892,972

(1)

Dr. Smethurst was appointed Chief Medical Officer on February 27, 2024. All compensation to Dr. Smethurst was paid in Great British Pounds and was converted to US dollars using the average foreign exchange rate for the fiscal years 2025 and 2024 of 1 GBP = $1.3175 and $1.2771, respectively, based on the yearly average currency exchange rates from the IRS website.

(2)

Amounts reflect the grant date fair value of option awards and restricted stock units granted in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 3 to our Consolidated Financial Statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Stock-Based Compensation” included in Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised or restricted stock units vest.

(3)

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

Name	Year	Company 401(k) or U.K. Pension Matching Contribution	Company Health Savings Account Matching Contribution	Company-Paid Group Term Life Insurance Premiums	Company-Paid Internet Allowance	Total All Other Compensation
Yuval Cohen	2025	$17,500	$4,167	$1,242	$975	$23,884
	2024	$17,250	$4,000	$810	$975	$23,035

Sean Moran	2025	$17,500	$4,167	$6,584	$975	$29,226
	2024	$17,250	$4,000	$6,301	$975	$28,526

Dominic Smethurst	2025	$32,689	$—	$—	$908	$33,597
	2024	$14,688	$—	$—	$220	$14,908

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying unexercised options, stock that has not vested and equity incentive awards held as of December 31, 2025.

	Equity Incentive Plan Awards
	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units or Stock that Have Not Vested ($) (1)
Name	Exercisable		Unexercisable		Options (#)	Price	Date
Yuval Cohen	17,667	(2)	-	(2)	-	$42.00	1/7/2026
	5,000	(3)	-	(3)	-	$261.30	10/6/2026
	12,583	(4)	-	(4)	-	$271.50	3/1/2027
	14,583	(5)	-	(5)	-	$250.50	1/4/2028
	18,833	(6)	-	(6)	-	$225.90	1/18/2029
	21,300	(7)	-	(7)	-	$135.90	3/6/2030
	63,766	(8)	-	(8)	-	$77.40	2/2/2031
	28,987	(9)	2,070	(9)	-	$14.10	2/1/2032
	2,763	(10)	19,343	(10)	-	$4.26	2/13/2033
	33,892	(11)	40,055	(11)	-	$23.00	2/12/2034	55,461	(12)	451,453
	-	(13)	228,800	(13)	-	$9.79	1/31/2035	68,100	(14)	554,334

Sean Moran	2,917	(2)	-	(2)	-	$42.00	1/7/2026
	2,500	(3)	-	(3)	-	$261.30	10/6/2026
	1,917	(4)	-	(4)	-	$271.50	3/1/2027
	2,917	(5)	-	(5)	-	$250.50	1/4/2028
	3,250	(6)	-	(6)	-	$225.90	1/18/2029
	3,767	(7)	-	(7)	-	$135.90	3/6/2030
	20,486	(8)	-	(8)	-	$77.40	2/2/2031
	10,469	(9)	748	(9)	-	$14.10	2/1/2032
	1,299	(10)	9,087	(10)	-	$4.26	2/13/2033
	18,414	(11)	21,762	(11)	-	$23.00	2/12/2034	30,132	(12)	245,274
	-	(13)	92,500	(13)	-	$9.79	1/31/2035	27,500	(14)	223,850

Dominic Smethurst	22,916	(15)	27,084	(15)	-	$26.07	2/27/2034	37,500	(16)	305,250
	-	(13)	91,200	(13)	-	$9.79	1/31/2035	27,200	(14)	221,408

(1)	The market value is calculated by multiplying the number of unvested units by $8.14, the closing price per share of our common stock on December 31, 2025.

(2)

Represents options to purchase shares of our common stock granted on January 7, 2016. 25% of these options vested on January 7, 2017 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on February 7, 2017.

(3)

Represents options to purchase shares of our common stock granted on October 6, 2016. 25% of these options vested on October 6, 2017 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on November 6, 2017.

(4)

Represents options to purchase shares of our common stock granted on March 1, 2017. 25% of these options vested on March 1, 2018 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on April 1, 2018.

(5)

Represents options to purchase shares of our common stock granted on January 4, 2018. 25% of these options vested on January 4, 2019 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on February 4, 2019.

(6)

Represents options to purchase shares of our common stock granted on January 18, 2019. 25% of these options vested on January 18, 2020 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on February 18, 2020.

(7)

Represents options to purchase shares of our common stock granted on March 6, 2020. 25% of these options vested on March 6, 2021 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on April 6, 2021.

(8)

Represents options to purchase shares of our common stock granted on February 2, 2021. 25% of these options vested on February 2, 2022 and the remaining 75% of the option vested in equal monthly installments over a period of 36 months commencing on March 2, 2022.

(9)

Represents options to purchase shares of our common stock granted on February 1, 2022. 25% of these options vested on February 1, 2023 and the remaining 75% of the option vest in equal monthly installments over a period of 36 months commencing on March 1, 2023.

(10)

Represents options to purchase shares of our common stock granted on February 13, 2023. 25% of these options vested on February 13, 2024 and the remaining 75% of the option vest in equal monthly installments over a period of 36 months commencing on March 13, 2024.

(11)

Represents options to purchase shares of our common stock granted on February 12, 2024. 25% of these options vested on February 12, 2025 and the remaining 75% of the option vest in equal monthly installments over a period of 36 months commencing on March 12, 2025.

(12)	This restricted stock unit award was granted on February 12, 2024 and vests in four years in equal annual installments, subject to continued service through each applicable vesting date.

(13)

Represents options to purchase shares of our common stock granted on January 31, 2025. 25% of these options vested on January 31, 2026 and the remaining 75% of the option vest in equal monthly installments over a period of 36 months commencing on February 28, 2026.

(14)	This restricted stock unit award was granted on January 31, 2025 and vests in four years in equal annual installments, subject to continued service through each applicable vesting date.

(15)

Represents options to purchase shares of our common stock granted on February 27, 2024. 25% of these options vested on February 27, 2025 and the remaining 75% of the option vest in equal monthly installments over a period of 36 months commencing on March 27, 2025.

(16)	This restricted stock unit award was granted on February 27, 2024 and vests in four years in equal annual installments, subject to continued service through each applicable vesting date.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Alan Holmer (2)	57,418	35,616	107,584	200,618
Rachelle Jacques (3)	72,582	35,616	107,584	215,782
John Jenkins (4)	65,000	35,616	107,584	208,200
Peter Salzmann (5)	16,690	-	-	16,690
Anne Altmeyer (6)	50,646	35,616	107,584	193,846
Yong Ben (7)	52,500	35,616	107,584	195,700
Winston Kung (8)	60,000	35,616	107,584	203,200

(1)

Amounts reflect the aggregate grant date fair value of awards granted in 2025, computed in accordance with the Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised or restricted stock units vest.

(2)

Mr. Holmer retired from the Board effective December 31, 2025. As of December 31, 2025, Mr. Holmer held options to purchase 20,893 shares of our common stock and no restricted stock units. Subsequent to December 31, 2025, the Board of Directors approved a modification to extend the post-termination vesting period and accelerate vesting of Mr. Holmer's awards.

(3)	As of December 31, 2025, Ms. Jacques held options to purchase 35,343 shares of our common stock and 4,800 restricted stock units.

(4)	As of December 31, 2025, Dr. Jenkins held options to purchase 35,343 shares of our common stock and 4,800 restricted stock units.

(5)

Dr. Salzmann determined not to stand for re-election at the 2025 annual meeting. As of December 31, 2025, Dr. Salzmann held options to purchase 18,186 shares of our common stock and no restricted stock units.

(6)	As of December 31, 2025, Dr. Altmeyer held options to purchase 28,330 shares of our common stock and 4,800 restricted stock units.

(7)	As of December 31, 2025, Dr. Ben held options to purchase 29,390 shares of our common stock and 4,800 restricted stock units.

(8)	As of December 31, 2025, Mr. Kung held options to purchase 21,566 shares of our common stock and 4,800 restricted stock units.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,884,563	$37.40	869,106
Equity compensation plans not approved by security holders	—	—	—
TOTAL:	1,884,563	$37.40	869,106

(1)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 6, 2026 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 6, 2026 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 17,736,464 shares of common stock issued and outstanding as of March 6, 2026 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Except as otherwise noted below, the address for persons listed in the table is c/o Corbus Pharmaceuticals Holdings, Inc., 500 River Ridge Drive, Norwood, Massachusetts 02062. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater Stockholders:
Cormorant Global Healthcare Master Fund, LP (1)	2,344,971	13.2%
Aberdeen Group plc (2)	1,321,750	7.5%
OrbiMed Capital LLC (3)	1,172,287	6.6%
Citadel Advisors (4)	980,610	5.5%
Octagon Capital Advisors LP (5)	955,000	5.4%

Officers and Directors
Yuval Cohen (6)	323,232	1.8%
Sean Moran (7)	128,516	*
Dominic Smethurst (8)	71,608	*
Ian Hodgson (9)	30,663	*
Rachelle Jacques (10)	22,126	*
John Jenkins (11)	19,376	*
Yong Ben (12)	16,173	*
Anne Altmeyer (13)	13,721	*
Winston Kung (14)	11,132	*
All current directors and executive officers as a group (9 total)	636,547	3.5%

(1)

Based upon information contained in a Schedule 13G filed on December 15, 2025 by Cormorant Asset Management, LP ("Cormorant") representing shares which are beneficially owned by Cormorant Global Healthcare Master Fund, LP (the "Master Fund"). Cormorant Global Healthcare GP, LLC ("GP LLC") serves as the general partner of the Master Fund. Cormorant serves as the investment manager of the Master Fund. Bihua Chen serves as the managing member of GP, LLC and the general partner of Cormorant. Consists of 2,344,971 shares of our common stock owned by Cormorant and Bihua Chen.

(2)

Based upon information contained in a Schedule 13G jointly filed by Aberdeen Group plc and abrdn Inc. on January 16, 2026. Consists of 1,321,750 shares of our common stock owned by Aberdeen Group plc and abrdn Inc.

(3)

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

(4)

Based upon information contained in a Schedule 13G jointly filed by Citadel Advisors LLC ("Citadel Advisors"), Citadel Advisors Holdings LP ("CAH"), Citadel GP LLC ("CGP"), Citadel Securities LLC ("Citadel Securities"), Citadel Securities Group LP ("CALC4"), Citadel Securities GP LLC ("CSGP") and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the "Reporting Persons") on November 12, 2025. Consists of 980,610 shares of our common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company ("CM"), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP.

(5)

Based upon information contained in a Schedule 13G jointly filed on February 10, 2026 by Octagon Capital Advisors LP ("Octagon"), Octagon Investments Master Fund LP ("Master Fund") and Ting Jia, as the principal beneficial owner of Octagon. The Master Fund holds the 955,000 common shares for the benefit of its investors.

(6)	Includes 286,965 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(7)	Includes 100,617 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(8)	Includes 55,583 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(9)	Includes 25,945 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(10)	Includes 19,343 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(11)	Includes 19,343 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(12)	Includes 13,390 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(13)	Includes 12,330 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

(14)	Includes 5,566 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 6, 2026.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Jacques, Dr. Jenkins, Dr. Altmeyer, Dr. Ben and Mr. Kung do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the fees for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2025	2024
	(In thousands)
Audit Fees	$359	$391
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$359	$391

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

The Audit Committee pre-approved all services provided by EisnerAmper LLP during fiscal 2025 and 2024 in accordance with the policy regarding pre-approval of all auditing services.

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

4.9	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

4.10	Description of Capital Stock (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

10.1	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 3, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on September 30, 2014). †

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

10.41

Service Agreement between Corbus International Limited and Ian Hodgson, effective as of March 15, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025).†

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025).

21.1	List of Subsidiaries of the Company.*

23.1	Consent of EisnerAmper LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

97.1		Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024). †

101.INS	Inline	Inline XBRL Instance Document.* – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL*

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

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Date: March 9, 2026	By:	/s/ YUVAL COHEN
	Name:	Yuval Cohen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YUVAL COHEN	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
Yuval Cohen

/s/ SEAN MORAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2026
Sean Moran

/s/ RACHELLE JACQUES	Chair of the Board	March 9, 2026
Rachelle Jacques

/s/ ANNE ALTMEYER	Director	March 9, 2026
Anne Altmeyer

/s/ YONG BEN	Director	March 9, 2026
Yong Ben

/s/ JOHN JENKINS	Director	March 9, 2026
John Jenkins

/s/ WINSTON KUNG	Director	March 9, 2026
Winston Kung

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corbus Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corbus Pharmaceuticals Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Research and Development Expenses

As described in Note 3 to the financial statements, at each balance sheet date, the Company estimates its accrued research and development expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing pre-clinical and clinical work in preparation for and related to clinical trials, and in making that estimate, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received, or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for research and development expenses of $13.7 million is included in Accrued expenses on the December 31, 2025, consolidated balance sheet. The amounts recorded for accrued research and development expenses represent the Company’s estimate of the unpaid pre-clinical and clinical trial expenses based on the information available to the Company at that time. The estimation of accrued research and development expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of accrued pre-clinical and clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the pre-clinical and clinical work. Our procedures also included, on a test basis, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the significant assumptions described above and the methods used in developing the estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected amounts and assumptions used directly with the third parties involved in performing the research and development services on behalf of the Company, on a test basis. We also made direct inquiries of financial and clinical client personnel regarding status, and progress towards completion, of clinical trials and the description of future commitments, and we verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 9, 2026

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$28,492	$17,198
Investments	134,777	131,864
Restricted cash	670	285
Prepaid expenses and other current assets	3,015	3,629
Total current assets	166,954	152,976
Restricted cash	—	385
Property and equipment, net	159	385
Operating lease right-of-use assets	1,082	2,133
Total assets	$168,195	$155,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,215	$4,786
Accrued expenses	16,844	5,426
Operating lease liabilities, current	1,633	1,606
Total current liabilities	20,692	11,818
Operating lease liabilities, noncurrent	—	1,633
Total liabilities	20,692	13,451
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 17,611,511 and 12,179,482 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	702,984	619,285
Accumulated deficit	(555,430)	(476,893)
Accumulated other comprehensive (loss) gain	(53)	35
Total stockholders’ equity	147,503	142,428
Total liabilities and stockholders’ equity	$168,195	$155,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$70,095	$32,222
General and administrative	15,215	16,499
Total operating expenses	85,310	48,721
Operating loss	(85,310)	(48,721)
Other income (expense), net:
Interest and investment income, net	5,530	6,311
Interest expense	—	(1,872)
Other income, net	1,243	4,073
Total other income, net	6,773	8,512
Net loss	$(78,537)	$(40,209)
Net loss per share, basic and diluted	$(5.90)	$(3.68)
Weighted average number of common shares outstanding, basic and diluted	13,317,116	10,915,413

Comprehensive loss:
Net loss	$(78,537)	$(40,209)
Other comprehensive income (loss):
Change in unrealized (loss) gain on marketable debt securities	(88)	36
Total other comprehensive (loss) income	(88)	36
Total comprehensive loss	$(78,625)	$(40,173)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	4,423,683	$—	$429,780	$(436,684)	$(1)	$(6,905)
Issuance of common stock, net of issuance costs	7,462,916	1	180,236	—	—	180,237
Issuance of common stock upon cashless exercise of warrants	6,087	—	—	—	—	—
Issuance of common stock upon conversion of K2 Loan and Security Agreement	142,857	—	1,125	—	—	1,125
Issuance of common stock upon exercise of stock options	136,664	—	1,999	—	—	1,999
Issuance of common stock upon vesting of restricted stock	7,275	—	—	—	—	—
Stock-based compensation expense	—	—	6,145	—	—	6,145
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	36	36
Net loss	—	—	—	(40,209)	—	(40,209)
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock and pre-funded warrants, net of issuance costs	5,307,735	1	77,233	—	—	77,234
Issuance of common stock upon exercise of stock options	41,674	—	178	—	—	178
Issuance of common stock upon vesting of restricted stock	82,620	—	—	—	—	—
Stock-based compensation expense	—	—	6,288	—	—	6,288
Change in unrealized gain (loss) on marketable debt securities	—	—	—	—	(88)	(88)
Net loss	—	—	—	(78,537)	—	(78,537)
Balance at December 31, 2025	17,611,511	$2	$702,984	$(555,430)	$(53)	$147,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,537)	$(40,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,288	6,145
Depreciation expense	233	588
Net amortization of premiums and discounts on investments	(1,366)	(3,327)
Amortization of debt discount	—	396
Other	(229)	189
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	634	(1,229)
Decrease in other assets	—	212
Decrease in operating lease right-of-use asset	1,051	930
Decrease in other long-term liabilities	—	(44)
(Decrease) increase in accounts payable	(2,349)	1,603
Increase (decrease) in accrued expenses	11,390	(5,611)
Decrease in operating lease liabilities	(1,606)	(1,437)
Net cash used in operating activities	(64,491)	(41,794)
Cash flows from investing activities:
Purchases of property and equipment	(7)	-
Purchases of investments	(163,091)	(180,804)
Proceeds from sales and maturities of investments	161,457	59,494
Net cash used in investing activities	(1,641)	(121,310)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	77,426	182,058
Repayment of notes payable	—	(301)
Repayment of long-term borrowings	—	(15,179)
Net cash provided by financing activities	77,426	166,578
Net increase in cash, cash equivalents, and restricted cash	11,294	3,474
Cash, cash equivalents, and restricted cash at beginning of the period	17,868	14,394
Cash, cash equivalents, and restricted cash at end of the period	$29,162	$17,868
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid during the period for interest	$—	$2,818
Write off of fully depreciated property and equipment	$—	$71
Common stock issuance costs not yet paid	$62	$75
Issuance of common stock for conversion of convertible debt	$—	$1,125

The accompanying notes are an integral part of these Consolidated Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1.
NATURE OF OPERATIONS

Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a clinical stage company focused on promising new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE") and CRB-913, a highly peripherally restricted cannabinoid type-1 ("CB1") receptor inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

2.
LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2025, had an accumulated deficit of $555.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. The Company expects the cash, cash equivalents, and investments of $163.3 million at December 31, 2025 will be sufficient to meet its operating and capital requirements at least 12 months from the issuance of these consolidated financial statements.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At December 31, 2025 and 2024, cash equivalents were comprised of money market funds, commercial paper and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of December 31, 2025 and 2024 included security for a standby letter of credit issued in favor of a landlord for $0.7 million.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash	$1,351	$5,047
Cash equivalents	27,141	12,151
Cash and cash equivalents	28,492	17,198

Restricted cash, current	670	285
Restricted cash, noncurrent	—	385
Restricted cash	670	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,162	$17,868

As of December 31, 2025, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $1.2 million of cash which was held in its subsidiaries in the U.K. and Australia. As of December 31, 2024, all of the Company’s cash and cash equivalents was held in the U.S., except for approximately $4.9 million of cash which was held in its subsidiaries in the U.K. and Australia.

Investments

Investments consist of corporate debt securities, commercial paper, U.S. Treasury securities, and U.S. government agency securities with maturities greater than 90 days at their acquisition date. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies all its investments as current assets.

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

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, commercial paper, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on credit quality, maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2025 and 2024, the Company has not experienced any significant credit losses in such accounts or investments.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussions with applicable internal personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations ("CROs") and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2025 and 2024, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2025 or 2024.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows of an asset are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. An impairment loss equal to the excess of the fair value of the asset over its carrying amount, is recorded when it is determined that the carrying value of the asset may not be recoverable. The Company notes no impairment charges were taken in 2025 or 2024.

Stock-based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”), to employees, non-employees, and directors as an expense in the statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock-based award. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock units is the quoted closing market price per share on the grant date. The fair value of each grant is recognized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

Government Tax Credits

The Company is eligible to receive tax credits in the form of refundable research and development tax credits and the employee retention tax credit ("ERTC"). The Company may qualify for refundable research and development tax credits from foreign authorities in the form of cash that are earned on certain research and development expenses incurred primarily outside of the United States ("U.S.") by its foreign subsidiaries in the United Kingdom ("U.K.") and Australia. After the R&D tax claim is filed, the relevant tax authority reviews and approves the claim prior to payment. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, the Company was eligible to claim the ERTC, which is a refundable tax credit against certain employment taxes. The Company records these tax credits as other income, net when the Company has reasonable assurance any conditions attached to the assistance have been met and the assistance will be received. The Company recognized $1.1 million and $4.0 million in government tax credits to other income, net for the years ended December 31, 2025 and 2024, respectively. No future conditions impact the recognition of these tax credits. All amounts have been received as of December 31, 2025, except for $1.5 million, which is subject to tax authority review and is included in prepaid expenses and other current assets within the consolidated balance sheets as of December 31, 2025 and 2024.

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

Net Loss Per Common Share

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024
Net loss	$(78,537)	$(40,209)
Weighted average number of common shares-basic and diluted	13,317,116	10,915,413
Net loss per share of common stock-basic and diluted	$(5.90)	$(3.68)

The 1,025,000 pre-funded warrants issued in November 2025 and outstanding as of December 31, 2025 (see Note 13) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	December 31,
	2025	2024
Stock options	1,386,020	723,153
Unvested restricted stock units	498,543	259,488
Warrants	2,873	36,207

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company's adoption of this standard effective for the fiscal year ending December 31, 2025 resulted in increased disclosures in the notes to its financial statements (see Note 11).

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, Government Grants - Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement and presentation of government grants by business entities. The guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. The Company is currently assessing the impact of this standard to its financial statements.

4. INVESTMENTS

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$33,846	$-	$-	$33,846
Corporate debt securities	100,983	20	(72)	100,931
Total	$134,829	$20	$(72)	$134,777

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of December 31, 2025 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$123,934	$123,903
Maturing after one year but less than three years	10,895	10,874
	$134,829	$134,777

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. Treasury securities	$9,452	$15	$-	$9,467
U.S. government agency securities	22,075	18	-	22,093
Corporate debt securities	100,302	56	(54)	100,304
Total	$131,829	$89	$(54)	$131,864

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$23,037	$—	$—	$23,037
Commercial paper	—	1,488	—	1,488
Corporate debt securities	—	2,616	—	2,616
Investments:
Commercial paper	—	33,846	—	33,846
Corporate debt securities	—	100,931	—	100,931
	$23,037	$138,881	$—	$161,918

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 (in thousands):

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

In addition to the license issuance fees, the Company is obligated to pay an annual license maintenance fee, as well as up to $150.8 million in remaining potential milestone payments, excluding indication milestones for antibodies used for diagnostic products and services that will be an additional $50.0 thousand for each new indication, for the achievement of certain development, regulatory, and sales milestones. In addition, the Company is also obligated to pay royalties in the lower, single digits on sales of products falling within the scope of the licensed patents, which is subject to a minimum annual royalty obligation, and a percentage share of certain payments received by the Company from sublicensees or in connection with the sale of the licensed program. During the first quarter of 2025, the Company paid $1.6 million under the UCSF License Agreement for previously achieved milestone payments. This amount was included within accounts payable within the consolidated balance sheet as of December 31, 2024.

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

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $0.4 million during the year ended December 31, 2025, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement. No research and development expense associated with upfront payments for clinical milestones were incurred under any of the above agreements during the year ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 includes $1.6 million within accounts payable due to The Regents under the UCSF License Agreement for achieved milestone payments.

7.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer hardware and software	$20	$13
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,465	4,458
Less: accumulated depreciation	(4,306)	(4,073)
Property and equipment, net	$159	$385

Depreciation expense was $0.2 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

Per the terms of the August 2017 Lease Agreement and the February 2019 Lease Agreement, the landlord agreed to reimburse the Company for approximately $2.1 million of leasehold improvements. The reimbursements have been deferred and is recognized as a reduction of rent expense over the term of the lease. Additionally, the August 2017 Lease Agreement and the February 2019 Lease Agreement required a standby irrevocable letter of credit of $0.8 million, which will be reduced, if the Company is not in default under the agreement on the third and fourth anniversary of the commencement date and have unencumbered funds in excess of $50.0 million. As of December 31, 2025, the Company has an unsecured letter of credit for $0.7 million in connection with the lease agreements.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Lease cost
Operating lease cost	$1,240	$1,240
Total lease cost	$1,240	$1,240

Other information
Weighted average remaining lease term	0.9 years	1.9 years
Weighted average discount rate	8.00%	8.00%

Cash paid for rent expense recorded during the years ended December 31, 2025 and 2024 was $1.8 million and $1.7 million, respectively.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at December 31, 2025, the following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2025 (in thousands):

2026	$1,688
Total lease payments	1,688

Less: imputed interest	(55)
Total	$1,633

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

The total debt discount related to the Amended Loan and Security Agreement of $3.0 million was charged to interest expense using the effective interest method over the term of the debt. Interest expense for the year ended December 31, 2024 was $1.8 million. No interest expense was recorded for the year ended December 31, 2025.

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024

Accrued pre-clinical and clinical costs	$12,211	$2,424
Accrued product development costs	1,454	280
Accrued compensation	2,859	2,276
Accrued administrative costs	320	446
Total	$16,844	$5,426

11.
INCOME TAXES

No provision or benefit for federal, state or foreign income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

The components of the Company's net loss are as follows (in thousands):

	December 31,
	2025	2024
United States	$(52,284)	$(31,457)
United Kingdom	(26,242)	(8,720)
Australia	(11)	(32)
Total	$(78,537)	$(40,209)

Our foreign subsidiaries in the U.K. and Australia may qualify for refundable research and development tax credits in the form of cash that were earned on certain research and development expenses incurred primarily outside of the U.S. In the year ending December 31, 2024, the Company applied for refundable research and development credits from foreign tax authorities of approximately $4.0 million that were recorded in other income, net. No future conditions impact the recognition of these tax credits. The Company did not apply for any refundable research and development credits from foreign tax authorities in the year ended December 31, 2025. All amounts have been received, except for $1.5 million, which is subject to tax authority review and is included in prepaid expenses and other current assets within the consolidated balance sheets as of December 31, 2025 and 2024.

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

	December 31,
	2025	2024
U.S. and state net operating loss carryforwards	$78,535	$63,063
Foreign net operating loss carryforwards	19,658	13,686
Tax credit carryforward	13,332	11,013
Stock-based compensation	7,244	6,672
Capitalized research and development	7,541	9,890
Accrued expenses	409	312
Other temporary differences	887	1,000
Subtotal	127,606	105,636
Valuation allowance	(127,606)	(105,636)
Net deferred tax asset	$—	$—

At December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards of $292.3 million and $233.9 million respectively, of which federal carryforwards will expire in varying amounts beginning in 2029. Of the federal net operating loss carryforwards of $292.3 million, approximately $236.0 million are from periods after 2017 and have no expiration date and are generally limited to 80% of taxable income. At December 31, 2025 and 2024, the Company had State net operating loss carryforwards of approximately $271.5 million and $220.8 million, respectively. Utilization of net operating losses, income tax credits and certain other tax attributes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. The Company also had research and development tax credit carryforwards at December 31, 2025 and 2024 of approximately $13.5 million and $11.2 million, respectively, of which will begin to expire in varying amounts beginning in 2033.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intention and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

For tax years beginning after December 31, 2024, the One Big Beautiful Bill Act ("OBBBA") enacted a new rule under Section 174A allowing companies to immediately expense any domestic research and developmental (“R&D”) expenditures. For domestic R&D, companies may either immediately expense or elect to capitalize and amortize over at least 60 months under Section 174A. However, foreign R&D continues to require capitalization subject to the mandatory 15-year amortization period under Section 174. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more-likely-than-not that some portion or all the net deferred tax assets will be realized. Since the Company cannot determine that it is more-likely-than-not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased by approximately $22.0 million and $10.7 million in 2025 and 2024, respectively, due to increased net operating loss carryforwards and capitalization of R&D expenditures as required by changes to the tax laws from the TCJA as described above. The Company has no uncertain tax positions at December 31, 2025 and 2024 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

The reconciliation of the Company's statutory tax rate and effective tax rate is as follows (in thousands):

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax Income (Loss)	$(78,537)		$(40,209)

US Federal Statutory Tax Rate	(16,493)	21.0%	(8,444)	21.0%
Foreign Tax Effects:
United Kingdom
R&D Deduction	—	0.0%	(551)	1.4%
R&D Deductions Surrendered	—	0.0%	3,684	-9.2%
R&D Credit included in PBT	—	0.0%	(1,003)	2.5%
DTA (DTL) True Ups - NOLs	—	0.0%	(2,318)	5.8%
Change in Valuation Allowance	6,159	-7.8%	2,237	-5.6%
Foreign rate differential	(1,050)	1.3%	—	0.0%
Other	400	-0.5%	(217)	0.5%

Other foreign jurisdictions	4	0.0%	6	0.0%
Effect of Cross-Border Tax Laws:
Net CFC tested income	—	0.0%	439	-1.1%

Tax Credits:
Tax Credits - Federal R&D Credit	(2,355)	3.0%	(1,399)	3.5%

Change in valuation allowance	12,624	-16.1%	7,493	-18.6%
Nontaxable or Nondeductible Items:
Stock Compensation	—	0.0%	(522)	1.3%
Other	587	-0.7%	295	-0.7%

Other Adjustments:
DTA (DTL) True Ups - Other	124	-0.2%	262	-0.7%
DTA (DTL) True Ups - Stock Compensation	—	0.0%	38	-0.1%
Total	$—	—%	$—	—%

12.
PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

13.
COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 17,611,511 and 12,179,482 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

Public Offerings

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, the Company completed the public offering raising gross proceeds of $75.0 million and net proceeds of $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. As of December 31, 2025, all of the pre-funded warrants from the 2025 offering remain available for exercise.

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

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies, as sales agent. The Company filed a new shelf registration statement and prospectus supplement effective March 20, 2024 under which the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell common stock in amounts and at times to be determined by the Company subject to the terms and conditions of the Open Market Sale Agreement, but the Company has no obligation to sell any of the common stock in the Open Market Offering.

The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of common stock and have agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses.

During the years ended December 31, 2025 and 2024, the Company sold an aggregate of 563,504 and 2,484,517 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $7.0 million and $91.4 million, respectively. As of December 31, 2025, approximately $69.1 million was available for issuance and sale under the Open Market Offering.

Other Common Stock Transactions

During the years ended December 31, 2025 and 2024, the Company issued 41,674 and 136,664 shares of common stock upon the exercise of stock options to purchase common stock and the Company received proceeds of $0.2 million and $2.0 million from those exercises, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 82,620 and 7,275 shares of common stock from the vesting of shares from restricted stock, respectively, of which 31,510 were issued under the 2024 Plan and the remaining were issued under the 2014 Plan.

During the years ended December 31, 2025 and 2024, the Company issued 0 and 142,857 shares of common stock in a conversion pursuant to the K2HV Amended Loan and Security Agreement, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 0 and 4,649 shares of common stock upon the vesting of restricted stock units pursuant to a professional services agreement with an investor relations service provider, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 0 and 6,087 shares of common stock upon the exercise of warrants, respectively.

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

As of December 31, 2025, an aggregate of 785,179 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of December 31, 2025, an aggregate of 1,099,384 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 869,106 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024

Research and development expenses	$1,961	$1,027
General and administrative expenses	4,327	5,118
Total stock-based compensation	$6,288	$6,145

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Year Ended December 31,
	2025	2024

Stock options	$3,706	$4,240
Restricted stock units	2,582	1,905
Total stock-based compensation	$6,288	$6,145

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.35%	4.23%
Expected dividend yield	0%	0%
Expected term in years	6.15	6.18
Expected volatility	131.47%	124.60%

A summary of stock option activity for years ended December 31, 2025 and 2024 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	723,153	$62.95	6.95	$881
Granted	723,375	9.31
Exercised	(41,674)	4.27
Forfeited or canceled	(16,000)	7.42
Expired	(2,834)	47.83
Outstanding at December 31, 2025	1,386,020	$37.40	7.41	$371
Exercisable at December 31, 2025	516,227	$80.97	4.89	$108

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $8.48 and $24.99 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.5 million and $4.1 million, respectively. As of December 31, 2025, there was approximately $7.4 million of total unrecognized compensation expense, related to non-vested stock-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 1.36 years at December 31, 2025.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the years ended December 31, 2025 and 2024 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	259,488	$26.42
Granted	326,475	$9.22
Forfeited	(4,800)	$7.42
Vested	(82,620)	$29.80
Unvested at December 31, 2025	498,543	$14.78

As of December 31, 2025, there was $5.4 million of unrecognized compensation costs related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.74 years.

15. WARRANTS

During the year ended December 31, 2024, the Company issued 6,087 shares of common stock upon the exercise of warrants. No warrants were exercised during the year ended December 31, 2025.

At December 31, 2025, there were warrants outstanding to purchase 2,873 shares of common stock with a weighted average exercise price of $208.80 and a weighted average remaining life of 4.58 years. The Company also has pre-funded warrants to purchase 1,025,000 shares of common stock at an exercise price of $0.0001 per share with no expiration date.

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

On October 16, 2020, the Company entered into a professional services agreement with an investor relations service provider. Pursuant to the agreement, the Company issued warrants exercisable for a total of 14,000 shares of the Company’s common stock (the “Warrants”) at an exercise price of $32.10 per share. The Warrants became fully vested on October 19, 2021 and had an expiration date of November 3, 2025. The Warrants were exercised in full on a cashless basis, resulting in the issuance of 6,087 shares of common stock during the year ended December 31, 2024. No cash proceeds were received and the exercise price settled by reducing the total shares issued in lieu of cash payment.

16. SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is developing and commercializing therapeutics for cancer and obesity.

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM makes decisions based on net loss. Significant expenses within net loss include research and development and general and administrative expenses, which are each separately presented on the Company's consolidated statements of operations and comprehensive loss. Other segment items within net loss include interest and investment income, net, interest expense and other income, net.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.