Form 10-Q
period 2026-03-31
Corbus Pharmaceuticals Holdings, Inc.
filed 2026-05-12
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, 18,527,795 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$25,661	$28,492
Investments	112,558	134,777
Restricted cash	385	670
Prepaid expenses and other current assets	4,962	3,015
Total current assets	143,566	166,954
Property and equipment, net	116	159
Operating lease right-of-use assets	798	1,082
Total assets	$144,480	$168,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$435	$2,215
Accrued expenses	16,498	16,844
Operating lease liabilities	1,205	1,633
Total current liabilities	18,138	20,692
Total liabilities	18,138	20,692
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 17,738,870 and 17,611,511 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	704,900	702,984
Accumulated deficit	(578,399)	(555,430)
Accumulated other comprehensive loss	(161)	(53)
Total stockholders’ equity	126,342	147,503
Total liabilities and stockholders’ equity	$144,480	$168,195

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$19,819	$15,642
General and administrative	4,485	4,133
Total operating expenses	24,304	19,775
Operating loss	(24,304)	(19,775)
Other income (expense), net:
Interest and investment income, net	1,402	1,681
Other (expense) income, net	(67)	1,116
Total other income, net	1,335	2,797
Net loss	$(22,969)	$(16,978)
Net loss per share, basic and diluted	$(1.23)	$(1.39)
Weighted average number of common shares outstanding, basic and diluted	18,706,622	12,202,092

Comprehensive loss:
Net loss	$(22,969)	$(16,978)
Other comprehensive loss:
Change in unrealized loss on marketable debt securities	(108)	(58)
Total other comprehensive loss	(108)	(58)
Total comprehensive loss	$(23,077)	$(17,036)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2025	17,611,511	$2	$702,984	$(555,430)	$(53)	$147,503
Issuance of common stock upon vesting of restricted stock units	127,359	—	—	—	—	—
Stock-based compensation expense	—	—	1,916	—	—	1,916
Change in unrealized loss on marketable debt securities	—	—	—	—	(108)	(108)
Net loss	—	—	—	(22,969)	—	(22,969)
Balance at March 31, 2026	17,738,870	$2	$704,900	$(578,399)	$(161)	$126,342

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock upon vesting of restricted stock units	53,371	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Change in unrealized loss on marketable debt securities	—	—	—	—	(58)	(58)
Net loss	—	—	—	(16,978)	—	(16,978)
Balance at March 31, 2025	12,232,853	$1	$620,999	$(493,871)	$(23)	$127,106

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,969)	$(16,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,916	1,714
Depreciation expense	49	81
Net amortization of premiums and discounts on investments	(346)	(204)
Other	84	(34)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,947)	(659)
Accounts payable	(1,868)	(684)
Accrued expenses	(346)	476
Operating right-of-use assets and operating lease liabilities, net	(144)	(133)
Net cash used in operating activities	(25,571)	(16,421)
Cash flows from investing activities:
Purchases of property and equipment	(6)	-
Purchases of investments	(10,726)	(37,605)
Proceeds from sales and maturities of investments	33,187	55,728
Net cash provided by investing activities	22,455	18,123
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,116)	1,702
Cash, cash equivalents, and restricted cash at beginning of the period	29,162	17,868
Cash, cash equivalents, and restricted cash at end of the period	$26,046	$19,570
Supplemental disclosure of cash flow information and non-cash transactions:
Common stock issuance costs not yet paid	$52	$75

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a clinical-stage company focused on developing promising new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of March 31, 2026 and the results of its operations and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026 (the "2025 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements in this Form 10-Q are consistent with those discussed in Note 3, "Significant Accounting Policies," in our 2025 Annual Report.

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2026, had an accumulated deficit of approximately $578.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, the Company expects that its cash, cash equivalents, and investments of approximately $138.2 million at March 31, 2026 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

The Company filed a new shelf registration statement which was declared effective on March 20, 2026 for which the Company is authorized to offer and sell securities up to $300 million.

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At March 31, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of March 31, 2026 included security for a stand-by letter of credit issued in favor of a landlord for $0.4 million, all of which was classified in current assets as of March 31, 2026.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$1,861	$1,351
Cash equivalents	23,800	27,141
Cash and cash equivalents	25,661	28,492

Restricted cash, current	385	670
Restricted cash	385	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,046	$29,162

As of March 31, 2026, the Company’s cash and cash equivalents held in the U.S. was approximately $24.1 million and approximately $1.6 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2025, all of the Company’s cash was held in the U.S., except for approximately $1.2 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of March 31, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$34,164	$-	$-	$34,164
Corporate debt securities	78,550	4	(160)	78,394
Total	$112,714	$4	$(160)	$112,558

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of March 31, 2026 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$104,632	$104,530
Maturing after one year but less than three years	8,082	8,028
	$112,714	$112,558

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$33,846	$-	$-	$33,846
Corporate debt securities	100,983	20	(72)	100,931
Total	$134,829	$20	$(72)	$134,777

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$16,560	$—	$—	$16,560
Corporate debt securities	—	7,240	—	7,240
Investments:
Commercial paper	—	34,164	—	34,164
Corporate debt securities	—	78,394	—	78,394
	$16,560	$119,798	$—	$136,358

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$23,037	$—	$—	$23,037
Commercial paper	—	1,488	—	1,488
Corporate debt securities	—	2,616	—	2,616
Investments:
Commercial paper	—	33,846	—	33,846
Corporate debt securities	—	100,931	—	100,931
	$23,037	$138,881	$—	$161,918

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$2,878	$1,210
Other current assets	2,084	1,805
Prepaid expenses and other current assets	$4,962	$3,015

As of March 31, 2026, other current assets included in the prepaid expenses and other current assets line within the condensed consolidated balance sheet includes $1.5 million related to government tax credits that were recorded during the fourth quarter of 2024 that have not yet been received.

7. LICENSE AGREEMENTS

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

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter of 2023 followed by $2.5 million paid during the third quarter of 2024). The Company is obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement. See Note 14 for milestone payment made in April 2026.

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $0.4 million for the three months ended March 31, 2025, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement. For the three months ended March 31, 2026, no research and development expense associated with upfront payments or clinical milestones were incurred under any of the above agreements.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware and software	$26	$20
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,471	4,465
Less: accumulated depreciation	(4,355)	(4,306)
Property and equipment, net	$116	$159

Depreciation expense was $49 thousand and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

The Company notes no impairment charges were taken during the three months ended March 31, 2026 and 2025.

9. LEASES

Operating Lease Commitment

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2026, the following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2026 (in thousands):

2026	$1,233
Total lease payments	1,233

Less: imputed interest	(28)
Total	$1,205

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued pre-clinical and clinical costs	$14,458	$12,211
Accrued product development costs	257	1,454
Accrued compensation	1,232	2,859
Accrued administrative costs	551	320
Total	$16,498	$16,844

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(22,969)	$(16,978)
Weighted average number of common shares-basic and diluted	18,706,622	12,202,092
Net loss per share of common stock-basic and diluted	$(1.23)	$(1.39)

The 1,025,000 pre-funded warrants issued in November 2025 and outstanding as of March 31, 2026 (see Note 12) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31,
	2026	2025
Stock options	1,935,195	1,319,028
Unvested restricted stock units	660,118	473,792
Warrants	2,873	2,873

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 17,738,870 and 17,611,511 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

2025 Public Offering

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies LLC ("Jefferies"), as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, the Company completed the public offering raising gross proceeds of $75.0 million and net proceeds of $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. As of March 31, 2026, all of the pre-funded warrants from the offering remain available for exercise.

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

The Company did not make any sales under the Open Market Sale Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, approximately $69.1 million was available for issuance and sale under the Open Market Offering. See Note 14 for sales under the Open Market Sale Agreement subsequent to March 31, 2026.

Other Common Stock Transactions

During the three months ended March 31, 2026 and 2025, the Company issued 127,359 and 53,371 common shares from the vesting of shares from restricted stock units ("RSUs"), respectively, of which 74,608 and 625, respectively, were issued under the 2024 Equity Compensation Plan (the "2024 Plan") and the remaining were issued under the 2014 Equity Incentive Plan (the "2014 Plan").

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

As of March 31, 2026, an aggregate of 711,844 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of March 31, 2026, an aggregate of 1,883,469 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 10,413 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development expenses	$612	$438
General and administrative expenses	1,304	1,276
Total stock-based compensation	$1,916	$1,714

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Stock options	$1,219	$994
Restricted stock units	697	720
Total stock-based compensation	$1,916	$1,714

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.86%	4.43%
Expected dividend yield	0%	0%
Expected term in years	6.23	6.25
Expected volatility	132.41%	130.41%

A summary of stock option activity for the three months ended March 31, 2026 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,386,020	$37.40	7.41	$371
Granted	574,237	8.61
Exercised	—	—
Forfeited or canceled	(4,478)	30.34
Expired	(20,584)	42.00
Outstanding at March 31, 2026	1,935,195	$28.88	7.99	$1,073
Exercisable at March 31, 2026	712,539	$60.63	5.92	$227

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $8.05 and $8.87 per share, respectively. No stock options were exercised during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $10.8 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.58 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the three months ended March 31, 2026 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	498,543	$14.78
Granted	293,412	$9.38
Forfeited	(4,478)	$30.34
Vested	(127,359)	$15.25
Unvested at March 31, 2026	660,118	$12.19

As of March 31, 2026, there was $7.4 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.91 years.

14. WARRANTS

No warrants were exercised during the three months ended March 31, 2026 and 2025.

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the "K2 Warrant") at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. These warrants remain outstanding at March 31, 2026.

The Company also has pre-funded warrants to purchase 1,025,000 shares of common stock at an exercise price of $0.0001 per share with no expiration date that were issued in the 2025 public offering.

15. SEGMENT INFORMATION

The Company views its operations and manages its business in one reportable segment, which is developing and commercializing therapeutics for cancer and obesity.

The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM makes decisions based on net income (loss). Significant expenses within net income (loss) include research and development and general and administrative expenses, which are each separately presented on the Company's condensed consolidated statements of operations and comprehensive loss. Other segment items within net income (loss) include interest and investment income, net and other (expense) income, net.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

16. SUBSEQUENT EVENTS

Open Market Sale Agreement

From April 1, 2026 through the date of filing, the Company has sold 872,917 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $8.9 million. As of the date of filing, approximately $59.9 million was available for issuance and sale under the Open Market Sale Agreement.

Lease Amendment

In April 2026, the Company entered into the third amendment to its existing lease of office space (the "April 2026 Lease Agreement"). The April 2026 Lease Agreement commences on December 1, 2026 and extends the term of the lease to February 29, 2032, with an option to extend the lease term for an additional period of five years upon notice to the landlord. In addition, the April 2026 Lease Agreement reduces the leased space from 62,756 square feet under the February 2019 Lease Agreement to 36,471 square feet beginning on the commencement date with new monthly base rent of approximately $65.0 thousand per month beginning March 1, 2027, with annual base rent escalation clauses during the lease term. The Company is also obligated to pay to the landlord certain operating costs. The landlord will reimburse the Company for up to $0.2 million of improvements to the leased space.

CSPC Milestone payment

In April 2026, the Company paid CSPC $10.0 million pursuant to the achievement of a development milestone.

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
•
our ability to complete required clinical trials of our product and obtain approval from the U.S. Food and Drug Administration (the "FDA") or other regulatory agents in different jurisdictions;
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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the "Company," "Corbus," "we," "us," or "our") is a clinical-stage company focused on developing promising new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity.

Our pipeline:

•
CRB-701 (SYS6002) is a next-generation clinical-stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE"). In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. We are conducting a Phase 1/2 study in the U.S. and Europe (the "Western study") enrolling patients with advanced solid tumors associated with Nectin-4 expression. In June 2025, we began dosing participants in the PD-1 combination arm with CRB-701 in combination with Keytruda® (pembrolizumab). We received fast track designation for CRB-701 from the FDA for the treatment of relapsed or refractory metastatic cervical cancer in December 2024 and in recurrent or metastatic head and neck squamous cell carcinoma (“HNSCC”) previously treated with platinum-based chemotherapy and an anti-PD(L)-1 therapy in September 2025. CRB-701 is currently being investigated by CSPC in a Phase 3 clinical trial in patients with cervical cancer in China (the "China study").

We presented dose optimization data at the European Society for Medical Oncology ("ESMO") in October 2025. Data as of September 1, 2025 was presented from 167 patients, of whom 122 were evaluable for efficacy, from the U.S. and Europe with HNSCC, cervical, locally advanced/metastatic urothelial ("mUC") tumors and other solid-tumor types. The CRB-701 dose expansion phase of the Phase 1/2 Western study is ongoing. Updated clinical data from the Phase 1/2 study in both HNSCC and cervical cancer will be presented at the upcoming 2026 American Society of Clinical Oncology ("ASCO") Annual Meeting, to be held May 29 – June 2 in Chicago, IL. The data will include clinical response durability as well as HNSCC patient subgroup analysis. We expect to initiate a registrational study for CRB-701 in second-line HNSCC this summer. In addition, we also anticipate reporting data with CRB-701 in combination with Keytruda® in first-line HNSCC patients in Q1 2027 to support potential further registration-enabling trials.

•
CRB-913 is an orally delivered highly peripherally restricted CB1 inverse agonist for the treatment of obesity. CB1 inverse agonism is a clinically validated mechanism to induce weight loss and is a distinct mechanism of action separate from GLP-1s and the incretin class. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability, including reducing gastrointestinal ("GI") adverse events observed in the incretin class. We completed a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1a study in December 2025. The SAD portion of the trial enrolled 64 participants across 8 cohorts. The MAD portion enrolled 48 participants across 4 cohorts, including a dedicated obese cohort. The highest SAD dose tested was 600 mg/day, and the highest MAD dose tested was 150 mg/day. In the dedicated obese MAD cohort (150 mg/day), all CRB-913-treated participants (n=9), and none in the placebo group (n=3), experienced weight loss. The CRB-treated participants achieved a mean 2.9% placebo-adjusted weight loss by Day 14. Weight loss started early and deepened with time. CRB-913 was safe and well-tolerated across all cohorts and all doses studied, including demonstrating a very favorable GI profile with no reports of vomiting, constipation or nausea. Daily neuropsychiatric assessments using CSSRS, PHQ-9, and GAD-7 were negative. We initiated a Phase 1b dose-range finding study (“CANYON-1”) in December 2025. The Phase 1b study plans to follow 240 U.S. subjects randomized into 4 arms (placebo, 20 mg, 40 mg, and 60 mg) over a 12-week treatment period followed by a 4-week safety follow-up. The last patient was enrolled and completed the first clinical visit ("Last Patient First Visit") in CANYON-1 in April 2026. Completion is expected in summer 2026.

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

Financial Operations Overview

We are a clinical-stage company focused on developing promising new therapies in oncology and obesity and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at March 31, 2026, we had an accumulated deficit of approximately $578.4 million. Our net losses for the three months ended March 31, 2026 and 2025, were approximately $23.0 million and $17.0 million, respectively.

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

There have been no changes to the critical accounting estimates we identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026 (the “2025 Annual Report”).

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Operating Expense. The following table summarizes our operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Research and development expense	$19,819	$15,642	$4,177	27%
General and administrative expense	4,485	4,133	352	9%
Total operating expenses	$24,304	$19,775	$4,529	23%

Research and Development. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Program specific costs:
CRB-701	$8,436	$7,133	$1,303	18%
CRB-913	6,361	2,753	3,608	131%
CRB-601	1,748	3,237	(1,489)	-46%
Other drug development	114	120	(6)	-5%
Total program specific costs	16,659	13,243	3,416	26%
Unallocated internal costs:
Personnel related	2,688	1,982	706	36%
Other unallocated	472	417	55	13%
Total research and development expenses	$19,819	$15,642	$4,177	27%

Research and development expenses for the three months ended March 31, 2026 totaled approximately $19.8 million, an increase of $4.2 million from approximately $15.6 million recorded for the three months ended March 31, 2025.

Total program-specific costs increased by $3.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Costs related to CRB-701 increased by $1.3 million as a result of higher clinical costs as additional participants are enrolled in the ongoing Phase 1/2 clinical trial, partially offset by a decrease in manufacturing costs. CRB-913 costs increased by $3.6 million primarily due to enrollment in the Phase 1b portion of the clinical study, which began in December 2025. Costs related to CRB-601 decreased by $1.5 million as the Phase 1 dose escalation study was completed and no additional patients were enrolled in Q1 2026.

Personnel-related costs increased by $0.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended March 31, 2026 and 2025, approximately 27% and 38% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expense for the three months ended March 31, 2026 totaled approximately $4.5 million, an increase of $0.4 million from approximately $4.1 million recorded for the three months ended March 31, 2025. The increase in fiscal quarter 2026 as compared to fiscal quarter 2025 was attributable to an increase in compensation costs of $0.2 million primarily due to an increase in headcount and a $0.2 million increase in recruiting expense primarily due to search costs for open positions in the current year.

Other Income, Net. The following table summarizes our total other income, net for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Interest and investment income, net	$1,402	$1,681	$(279)	-17%
Other (expense) income, net	(67)	1,116	(1,183)	-106%
Total other income, net	$1,335	$2,797	$(1,462)	-52%

Total other income, net for the three months ended March 31, 2026 totaled approximately $1.3 million, a decrease of $1.5 million from approximately $2.8 million recorded for the three months ended March 31, 2025. The decrease in 2026 as compared to 2025 was primarily attributable to a $1.1 million employee retention credit recorded during 2025. No employee retention credit was recorded during 2026.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At March 31, 2026, our accumulated deficit since inception was approximately $578.4 million.

At March 31, 2026, we had total current assets of approximately $143.6 million and current liabilities of approximately $18.1 million, resulting in working capital of approximately $125.4 million. Of our total cash, cash equivalents, investments, and restricted cash of $138.6 million at March 31, 2026, approximately $137.0 million was held within the U.S. On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the "Open Market Sale Agreement") with Jefferies LLC ("Jefferies"), as sales agent. From April 1, 2026 through the date of filing, we sold 872,917 shares of our common stock pursuant to the Open Market Sale Agreement for which we received net proceeds of approximately $8.9 million. We also filed a new shelf registration statement which was declared effective on March 20, 2026 for which we are authorized to offer and sell securities up to $300.0 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(25,571)	$(16,421)
Net cash provided by investing activities	22,455	18,123
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,116)	$1,702

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $25.6 million, which includes a net loss of approximately $23.0 million, adjusted for non-cash expenses of approximately $1.7 million primarily related to stock-based compensation expense, and approximately $4.3 million of cash used in net working capital items principally due to an increase in prepaid expenses and other current assets and a decrease in accounts payable. In April 2026, we entered into the third amendment to our existing lease of office space (the "April 2026 Lease Agreement"). The April 2026 Lease Agreement commences on December 1, 2026 and extends the term of the lease to February 29, 2032, with an option to extend the lease term for an additional period of five years upon notice to the landlord. In addition, the April 2026 Lease Agreement reduces the leased space from 62,756 square feet under the February 2019 Lease Agreement to 36,471 square feet beginning on the commencement date with new monthly base rent of approximately $65.0 thousand per month beginning March 1, 2027, with annual base rent escalation clauses during the lease term.

Cash provided by investing activities for the three months ended March 31, 2026 totaled approximately $22.5 million, which was principally related to proceeds from sales and maturities of marketable securities.

No cash was provided by financing activities for the three months ended March 31, 2026.

Future Funding Requirements

Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, we expect our cash, cash equivalents, and investments of approximately $138.2 million at March 31, 2026 will be sufficient to meet our operating and capital requirements through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

License Agreement with CSPC

Pursuant to the terms of the license agreement with CSPC (the “CSPC License Agreement”), we are obligated to pay potential milestone payments to CSPC totaling up to $130.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In April 2026, we paid CSPC $10.0 million pursuant to the achievement of a development milestone. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On March 11, 2026, Yuval Cohen, Ph.D., the Company's Chief Executive Officer and a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 270,075 shares of the Company's common stock. Pursuant to this plan, Dr. Cohen may sell shares of common stock beginning on June 14, 2026, subject to the terms of the agreement, and the plan terminates on March 16, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On March 11, 2026, Sean Moran, the Company's Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 124,852 shares of the Company's common stock. Pursuant to this plan, Mr. Moran may sell shares of common stock beginning on June 14, 2026, subject to the terms of the agreement, and the plan terminates on March 16, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On March 11, 2026, Anne Altmeyer, Ph.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 4,800 shares of the Company's common stock. Pursuant to this plan, Dr. Altmeyer may sell shares of common stock beginning on June 9, 2026, subject to the terms of the agreement, and the plan terminates on June 8, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On March 11, 2026, John Jenkins, M.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 7,453 shares of the Company's common stock. Pursuant to this plan, Dr. Jenkins may sell shares of common stock beginning on June 9, 2026, subject to the terms of the agreement, and the plan terminates on June 8, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On March 11, 2026, Winston Kung, a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 4,800 shares of the Company's common stock. Pursuant to this plan, Mr. Kung may sell shares of common stock beginning on June 9, 2026, subject to the terms of the agreement, and the plan terminates on June 8, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023).

10.1

Form of Sixth Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Yuval Cohen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2026).†

10.2

Form of Seventh Amended and Restated Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Sean Moran (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2026).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: May 12, 2026	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)