Form 10-Q
period 2026-06-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2026-08-06
CIK 1595097

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, 19,341,293 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$23,370	$28,492
Investments	94,571	134,777
Restricted cash	—	670
Prepaid expenses and other current assets	4,812	3,015
Total current assets	122,753	166,954
Restricted cash	385	—
Property and equipment, net	71	159
Operating lease right-of-use assets	3,779	1,082
Total assets	$126,988	$168,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,254	$2,215
Accrued expenses	15,230	16,844
Operating lease liabilities	999	1,633
Total current liabilities	21,483	20,692
Operating lease liabilities, noncurrent	3,265	—
Total liabilities	24,748	20,692
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,671,498 and 17,611,511 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	715,781	702,984
Accumulated deficit	(613,436)	(555,430)
Accumulated other comprehensive loss	(107)	(53)
Total stockholders’ equity	102,240	147,503
Total liabilities and stockholders’ equity	$126,988	$168,195

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$31,175	$15,187	$50,994	$30,829
General and administrative	5,015	3,965	9,500	8,098
Total operating expenses	36,190	19,152	60,494	38,927
Operating loss	(36,190)	(19,152)	(60,494)	(38,927)
Other income (expense), net:
Interest and investment income, net	1,164	1,314	2,566	2,995
Other (expense) income, net	(11)	176	(78)	1,292
Total other income, net	1,153	1,490	2,488	4,287
Net loss	$(35,037)	$(17,662)	$(58,006)	$(34,640)
Net loss per share, basic and diluted	$(1.81)	$(1.44)	$(3.04)	$(2.83)
Weighted average number of common shares outstanding, basic and diluted	19,407,688	12,240,443	19,059,092	12,221,373

Comprehensive loss:
Net loss	$(35,037)	$(17,662)	$(58,006)	$(34,640)
Other comprehensive loss:
Change in unrealized gain (loss) on marketable debt securities	54	(16)	(54)	(74)
Total other comprehensive income (loss)	54	(16)	(54)	(74)
Total comprehensive loss	$(34,983)	$(17,678)	$(58,060)	$(34,714)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2026	17,738,870	$2	$704,900	$(578,399)	$(161)	$126,342
Issuance of common stock, net of issuance costs	894,044	—	9,067	—	—	9,067
Issuance of common stock upon exercise of stock options	812	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units	37,772	—	—	—	—	—
Stock-based compensation expense	—	—	1,806	—	—	1,806
Change in unrealized gain on marketable debt securities	—	—	—	—	54	54
Net loss	—	—	—	(35,037)	—	(35,037)
Balance at June 30, 2026	18,671,498	$2	$715,781	$(613,436)	$(107)	$102,240

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2025	12,232,853	$1	$620,999	$(493,871)	$(23)	$127,106
Issuance of common stock upon vesting of restricted stock units	21,216	—	—	—	—	—
Stock-based compensation expense	—	—	1,563	—	—	1,563
Change in unrealized loss on marketable debt securities	—	—	—	—	(16)	(16)
Net loss	—	—	—	(17,662)	—	(17,662)
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	17,611,511	$2	$702,984	$(555,430)	$(53)	$147,503
Issuance of common stock, net of issuance costs	894,044	—	9,067	—	—	9,067
Issuance of common stock upon exercise of stock options	812	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units	165,131	—	—	—	—	—
Stock-based compensation expense	—	—	3,722	—	—	3,722
Change in unrealized loss on marketable debt securities	—	—	—	—	(54)	(54)
Net loss	—	—	—	(58,006)	—	(58,006)
Balance at June 30, 2026	18,671,498	$2	$715,781	$(613,436)	$(107)	$102,240

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock upon vesting of restricted stock units	74,587	—	—	—	—	—
Stock-based compensation expense	—	—	3,277	—	—	3,277
Change in unrealized loss on marketable debt securities	—	—	—	—	(74)	(74)
Net loss	—	—	—	(34,640)	—	(34,640)
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(58,006)	$(34,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,722	3,277
Depreciation expense	100	134
Net amortization of premiums and discounts on investments	(572)	(624)
Other	94	(289)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,797)	(2,319)
Accounts payable	2,942	(509)
Accrued expenses	(1,614)	2,224
Operating right-of-use assets and operating lease liabilities, net	(66)	(274)
Net cash used in operating activities	(55,197)	(33,020)
Cash flows from investing activities:
Purchases of property and equipment	(12)	-
Purchases of investments	(19,424)	(55,228)
Proceeds from sales and maturities of investments	60,151	91,094
Net cash provided by investing activities	40,715	35,866
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,075	-
Net cash provided by financing activities	9,075	-
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,407)	2,846
Cash, cash equivalents, and restricted cash at beginning of the period	29,162	17,868
Cash, cash equivalents, and restricted cash at end of the period	$23,755	$20,714
Supplemental disclosure of cash flow information and non-cash transactions:
Common stock issuance costs not yet paid	$14	$75
Addition of right-of-use assets in exchange for operating lease liabilities	$3,222	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a clinical-stage company focused on developing new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of June 30, 2026 and the results of its operations and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026 (the "2025 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2026, had an accumulated deficit of approximately $613.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, the Company expects that its cash, cash equivalents, and investments of approximately $117.9 million at June 30, 2026 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At June 30, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of June 30, 2026 included security for a stand-by letter of credit issued in favor of a landlord for $0.4 million, all of which was classified in noncurrent assets as of June 30, 2026.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$2,865	$1,351
Cash equivalents	20,505	27,141
Cash and cash equivalents	23,370	28,492

Restricted cash, current	—	670
Restricted cash, noncurrent	385	—
Restricted cash	385	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$23,755	$29,162

As of June 30, 2026, the Company’s cash and cash equivalents held in the U.S. was approximately $20.8 million and approximately $2.6 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2025, all of the Company’s cash was held in the U.S., except for approximately $1.2 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of June 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$30,430	$-	$-	$30,430
Corporate debt securities	64,244	2	(105)	64,141
Total	$94,674	$2	$(105)	$94,571

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of June 30, 2026 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$88,390	$88,332
Maturing after one year but less than three years	6,284	6,239
	$94,674	$94,571

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$33,846	$-	$-	$33,846
Corporate debt securities	100,983	20	(72)	100,931
Total	$134,829	$20	$(72)	$134,777

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$17,477	$—	$—	$17,477
Corporate debt securities	—	3,028	—	3,028
Investments:
Commercial paper	—	30,430	—	30,430
Corporate debt securities	—	64,141	—	64,141
	$17,477	$97,599	$—	$115,076

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$23,037	$—	$—	$23,037
Commercial paper	—	1,488	—	1,488
Corporate debt securities	—	2,616	—	2,616
Investments:
Commercial paper	—	33,846	—	33,846
Corporate debt securities	—	100,931	—	100,931
	$23,037	$138,881	$—	$161,918

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$2,089	$1,210
Other current assets	2,723	1,805
Prepaid expenses and other current assets	$4,812	$3,015

As of June 30, 2026, other current assets included in the prepaid expenses and other current assets line within the condensed consolidated balance sheet includes $1.5 million related to government tax credits that were recorded during the fourth quarter of 2024 that have not yet been received.

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

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter of 2023 followed by $2.5 million paid during the third quarter of 2024). In April 2026, the Company paid CSPC $10.0 million pursuant to the achievement of a development milestone. The Company is obligated to pay remaining potential milestone payments to CSPC totaling up to $120.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones was $10.0 million for the three and six months ended June 30, 2026, related to the development milestone in accordance with the CSPC License Agreement. Research and development expenses associated with upfront payments and clinical milestones was $0 and $0.4 million for the three and six months ended June 30, 2025, respectively, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer hardware and software	$32	$20
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,477	4,465
Less: accumulated depreciation	(4,406)	(4,306)
Property and equipment, net	$71	$159

Depreciation expense was $50 thousand and $0.1 million for the three months ended June 30, 2026 and 2025, respectively and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

The Company notes no impairment charges were taken during the three and six months ended June 30, 2026 and 2025.

9. LEASES

Operating Lease Commitment

In April 2026, the Company entered into the third amendment to its existing lease of office space (the "April 2026 Lease Agreement"). The April 2026 Lease Agreement extends the term of the lease to February 29, 2032, with an option to extend the lease term for an additional period of five years upon notice to the landlord. In addition, the April 2026 Lease Agreement reduces the leased space from 62,756 square feet under the February 2019 Lease Agreement to 36,471 square feet beginning on December 1, 2026 with new monthly base rent of approximately $65.0 thousand per month beginning March 1, 2027, with annual base rent escalation clauses during the lease term. The Company is also obligated to pay to the landlord certain operating costs. The landlord will reimburse the Company for up to $0.2 million of improvements to the leased space. The Company accounted for the lease amendment as a modification of the existing lease and remeasured the right-of-use asset and lease liability, discounted at the Company's estimated incremental borrowing rate of 11%. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term equal to the lease term in a similar economic environment.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2026, the following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2026 (in thousands):

2026	$771
2027	653
2028	953
2029	1,018
2030	1,054
Thereafter	1,273
Total lease payments	5,722

Less: imputed interest	(1,458)
Total	$4,264

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued pre-clinical and clinical costs	$11,882	$12,211
Accrued product development costs	822	1,454
Accrued compensation	2,044	2,859
Accrued administrative costs	482	320
Total	$15,230	$16,844

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For years in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(35,037)	$(17,662)	$(58,006)	$(34,640)
Weighted average number of common shares-basic and diluted	19,407,688	12,240,443	19,059,092	12,221,373
Net loss per share of common stock-basic and diluted	$(1.81)	$(1.44)	$(3.04)	$(2.83)

The 1,025,000 pre-funded warrants issued in November 2025 and outstanding as of June 30, 2026 (see Note 12) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30,
	2026	2025
Stock options	2,037,010	1,436,028
Unvested restricted stock units	634,006	502,376
Warrants	2,873	2,873

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 18,671,498 and 17,611,511 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

2025 Public Offering

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies LLC ("Jefferies"), as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, the Company completed the public offering raising gross proceeds of $75.0 million and net proceeds of $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. As of June 30, 2026, all of the pre-funded warrants from the offering remain available for exercise.

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies as sales agent. Under the Open Market Sale Agreement, the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “Open Market Offering”).

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

During the three and six months ended June 30, 2026, the Company sold 894,044 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $9.1 million. The Company did not make any sales under the Open Market Sale Agreement during the three and six months ended June 30, 2025. As of June 30, 2026, approximately $59.7 million was available for issuance and sale under the Open Market Offering and the Company may increase the dollar amount of common stock available for issuance and sale under the Open Market Sale Agreement at any time by filing a new or additional prospectus supplement. See Note 16 for sales under the Open Market Sale Agreement subsequent to June 30, 2026.

Other Common Stock Transactions

During the three and six months ended June 30, 2026, the Company issued 37,772 and 165,131 common shares from the vesting of shares from restricted stock units ("RSUs"), respectively. During the three and six months ended June 30, 2025, the Company issued 21,216 and 74,587 common shares from the vesting of shares from RSUs, respectively.

13. STOCK-BASED COMPENSATION AWARDS

On May 16, 2024, the Company's stockholders approved the 2024 Equity Compensation Plan (the "2024 Plan") authorizing the issuance of up to 2,000,000 shares, succeeding the 2014 Equity Compensation Plan (the "2014 Plan"), under which no further grants may be made pursuant to the terms of the 2014 Plan. On May 13, 2026, in connection with the Company's annual stockholders meeting, stockholders approved an amendment to the 2024 Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 shares to 5,000,000 shares. Pursuant to the 2024 Plan, the board of directors ("Board") may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to employees, officers, non-employee directors, and other individual service providers.

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

On June 17, 2026, the Board adopted the 2026 Inducement Award Plan (the "2026 Inducement Plan"). Under the 2026 Inducement Plan, the Company may, at its discretion, grant awards under the 2026 Inducement Plan to any employee who is eligible to receive an employment inducement grant pursuant to the “inducement” grant exception under 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market LLC. The Company has initially reserved 1,000,000 shares of its common stock for the issuance of awards under the 2026 Inducement Plan. As of June 30, 2026, no grants have been made under the 2026 Inducement Plan. See Note 16 for grants under the 2026 Inducement Plan subsequent to June 30, 2026.

As of June 30, 2026, an aggregate of 661,842 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of June 30, 2026, an aggregate of 2,009,174 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 2,851,125 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expenses	$564	$504	$1,176	$942
General and administrative expenses	1,242	1,059	2,546	2,335
Total stock-based compensation	$1,806	$1,563	$3,722	$3,277

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock options	$1,081	$911	$2,300	$1,905
Restricted stock units	725	652	1,422	1,372
Total stock-based compensation	$1,806	$1,563	$3,722	$3,277

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.02%	4.36%
Expected dividend yield	0%	0%
Expected term in years	6.18	6.15
Expected volatility	131.82%	131.47%

A summary of stock option activity for the six months ended June 30, 2026 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,386,020	$37.40	7.41	$371
Granted	858,737	9.47
Exercised	(812)	9.79
Forfeited or canceled	(181,682)	11.40
Expired	(25,253)	49.02
Outstanding at June 30, 2026	2,037,010	$27.81	7.72	$981
Exercisable at June 30, 2026	848,799	$52.04	5.62	$437

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $8.62 and $8.47 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 was $1 thousand. No stock options were exercised during the six months ended June 30, 2025. As of June 30, 2026, there was $10.7 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.57 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the six months ended June 30, 2026 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	498,543	$14.78
Granted	384,212	$9.72
Forfeited	(83,618)	$14.33
Vested	(165,131)	$14.80
Unvested at June 30, 2026	634,006	$11.76

As of June 30, 2026, there was $6.5 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.86 years.

14. WARRANTS

No warrants were exercised during the three and six months ended June 30, 2026 and 2025.

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the "K2 Warrant") at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. These warrants remain outstanding at June 30, 2026.

The Company also has pre-funded warrants to purchase 1,025,000 shares of common stock at an exercise price of $0.0001 per share with no expiration date that were issued in the 2025 public offering.

15. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one reportable segment, which is developing and commercializing therapeutics for cancer and obesity. The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM").

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income (loss), which is reported on the Company's condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to allocate resources. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is reviewed against budgeted expectations to assess performance of the segment.

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development
CRB-701	$19,735	$5,173	$28,171	$12,306
CRB-913	7,870	3,788	14,231	6,541
CRB-601	439	3,389	2,187	6,626
Other drug development	107	126	221	246
Total program specific costs	28,151	12,476	44,810	25,719
Unallocated internal costs:
Personnel related	2,472	2,276	5,160	4,258
Other unallocated	552	435	1,024	852
Total research and development expenses	$31,175	$15,187	$50,994	$30,829
General and administrative	5,015	3,965	9,500	8,098
Other income, net	1,153	1,490	2,488	4,287
Net Loss	$(35,037)	$(17,662)	$(58,006)	$(34,640)

16. SUBSEQUENT EVENTS

Open Market Sale Agreement

From July 1, 2026 through the date of filing, the Company has sold 738,707 shares of its common stock pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $6.7 million. As of the date of filing, approximately $52.8 million was available for issuance and sale under the Open Market Sale Agreement.

Appointment of Chief Medical Officer

On July 2, 2026, we entered into an employment agreement with Leonardo Viana Nicacio, MD, effective August 3, 2026, whereby Dr. Nicacio will serve as Chief Medical Officer for two (2) years. As an inducement to Dr. Nicacio accepting this position, he will be granted an employment inducement award of an aggregate grant date fair value of $2.1 million, consisting of approximately 75% stock options and approximately 25% restricted stock units, pursuant to the Company’s 2026 Inducement Award Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.

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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the "Company," "Corbus," "we," "us," or "our") is a clinical-stage company focused on developing new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline includes CRB-701, a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity.

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

We presented updated clinical data at the 2026 American Society of Clinical Oncology ("ASCO") Annual Meeting held from May 29 – June 2 in Chicago, IL. The new data demonstrate robust activity in the second line ("2L") setting of two solid tumor types that express high levels of Nectin-4 and are primarily driven by human papilloma virus ("HPV"): oropharyngeal squamous cell carcinoma ("OPSCC"), a type of HNSCC, and cervical cancer. The data is derived from an April 1, 2026 data cut with a total safety population of 317 patients encompassing all tumor types and all doses. A total of 75 patients with HNSCC and 72 patients with cervical cancer were enrolled at the 2.7 mg/kg and 3.6 mg/kg doses. The CRB-701 dose expansion phase of the Phase 1/2 Western study is ongoing. The FDA has cleared the start of the Company's registrational study for CRB-701 in 2L OPSCC ("TEMPO-1") and enrollment is expected to begin in September 2026. In addition, we also anticipate reporting data with CRB-701 in combination with Keytruda® in first-line OPSCC patients in Q1 2027 to support potential further registration-enabling trials.

•
CRB-913 is an orally delivered highly peripherally restricted CB1 inverse agonist for the treatment of obesity. CB1 inverse agonism is a clinically validated mechanism to induce weight loss and is a distinct mechanism of action separate from GLP-1s and the incretin class. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability, including reducing gastrointestinal ("GI") adverse events observed in the incretin class. We completed a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1a study in December 2025. The SAD portion of the trial enrolled 64 participants across 8 cohorts. The MAD portion enrolled 48 participants across 4 cohorts, including a dedicated obese cohort. The highest SAD dose tested was 600 mg/day, and the highest MAD dose tested was 150 mg/day. In the dedicated obese MAD cohort (150 mg/day), all CRB-913-treated participants (n=9), and none in the placebo group (n=3), experienced weight loss. The CRB-treated participants achieved a mean 2.9% placebo-adjusted weight loss by Day 14. Weight loss started early and deepened with time. CRB-913 was safe and well-tolerated across all cohorts and all doses studied, including demonstrating a very favorable GI profile with no reports of vomiting, constipation or nausea. Daily neuropsychiatric assessments using CSSRS, PHQ-9, and GAD-7 were negative. We initiated a Phase 1b dose-range finding study (“CANYON-1”) in December 2025. The Phase 1b study plans to follow 240 U.S. patients randomized into 4 arms (placebo, 20 mg, 40 mg, and 60 mg) over a 12-week treatment period followed by a 4-week safety follow-up. The last patient completed their last clinical visit in August 2026. We remain on track to report data in September 2026.

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

Recent Developments

Open Market Sale Agreement

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the "Open Market Sale Agreement") with Jefferies LLC ("Jefferies"), as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million. During the three and six months ended June 30, 2026, we sold an aggregate of 894,044 shares of common stock, under the Open Market Sale Agreement, for net proceeds of approximately $9.1 million. As of June 30, 2026, approximately $59.7 million was available for issuance and sale under the Open Market Sale Agreement and we retain the ability to increase this amount at any time by filing a new or additional prospectus supplement, without any contractual or other limitation on our use of this facility. From July 1, 2026, through the date of filing, we sold 738,707 shares of its common stock pursuant to the Open Market Sale Agreement for which we received net proceeds of approximately $6.7 million.

April 2026 Lease Agreement

On April 1, 2026, we entered into the third amendment to our existing lease of office space in Norwood, Massachusetts (the "April 2026 Lease Agreement"). The April 2026 Lease Agreement extends the term of the lease to February 29, 2032, with an option to extend the lease term for an additional period of five years upon notice to the landlord. In addition, the April 2026 Lease Agreement reduces the leased space from 62,756 square feet to 36,471 square feet beginning on December 1, 2026, with new monthly base rent of approximately $65,000 per month beginning March 1, 2027, subject to annual base rent escalation clauses during the lease term.

CRB-701 License Agreement Milestone Payment

In April 2026, we paid CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC") $10.0 million pursuant to the achievement of a development milestone under our license agreement with CSPC (the "CSPC License Agreement") relating to CRB-701, our next-generation antibody drug conjugate targeting Nectin-4. We are obligated to pay remaining potential milestone payments to CSPC totaling up to $120.0 million based upon the achievement of specified development and regulatory milestones and up to $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

Amendment to 2024 Equity Compensation Plan

On May 13, 2026, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved the amendment (the “2024 Plan Amendment”) to our 2024 Equity Compensation Plan (the “2024 Equity Compensation Plan”) to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 shares to 5,000,000. Our board of directors (the “Board”) had previously approved the 2024 Plan Amendment on March 20, 2026, subject to stockholder approval, and the 2024 Plan Amendment became effective upon such stockholder approval.

Director Appointment

On May 13, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Brent Pfeiffenberger to serve as a member of the Board. Subsequently, on May 19, 2026, we granted Brent Pfeiffenberger the following initial equity awards under the 2024 Equity Compensation Plan in connection with his appointment to the Board: (i) a nonqualified stock option to purchase 24,700 shares of our common stock at an exercise price equal to the closing price of a share of common stock on the Nasdaq Capital Market on May 19, 2026, which option vests in three equal annual installments on each of the first three anniversaries of the grant date, subject to Dr. Pfeiffenberger’s continued service to the Company through each applicable vesting date, and expires on May 19, 2036; and (ii) a restricted stock unit award covering 7,500 shares of our common stock, which vests in three equal annual installments on each of the first three anniversaries of the grant date, subject to Dr. Pfeiffenberger’s continued service to the Company through each applicable vesting date.

Appointment of Chief Business Officer

Effective May 21, 2026, we entered into an employment agreement with Nishant Saxena, which is effective for a period of two (2) years from the date thereof. Mr. Saxena’s employment agreement provides for him to serve as Chief Business Officer. Pursuant to the terms of his employment agreement, Mr. Saxena was granted 192,300 stock options to acquire shares of our common stock at an exercise price equal to the closing price of a share of common stock on the Nasdaq Capital Market on May 21, 2026, which will vest 25% after one year of employment and thereafter monthly over the following 36 months, subject to continuous employment with the Company, and 58,300 restricted stock units, which will vest 25% on each of the first, second, third and fourth annual anniversary of the award date, subject to continuous employment with the Company.

2026 Inducement Award Plan

On June 17, 2026, the Board adopted the 2026 Inducement Award Plan (the “Inducement Plan”), which will be administered by the Board and/or the Compensation Committee of the Board. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). Any awards issued pursuant to the Inducement Plan will be issued pursuant to the “inducement” grant exception under 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market LLC, as inducements that are material to employees entering into employment with the Company.

Appointment of Chief Medical Officer

On July 2, 2026, we entered into an employment agreement with Leonardo Viana Nicacio, MD, effective August 3, 2026, which is effective for a period of two (2) years. Dr. Nicacio’s employment agreement provides for him to serve as Chief Medical Officer. As an inducement to Dr. Nicacio accepting this position, he will be granted an employment inducement award of an aggregate grant date fair value of $2.1 million, consisting of approximately 75% stock options and approximately 25% restricted stock units, pursuant to the Inducement Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.

Financial Operations Overview

We are a clinical-stage company focused on developing new therapies in oncology and obesity and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at June 30, 2026, we had an accumulated deficit of approximately $613.4 million. Our net losses for the three months ended June 30, 2026 and 2025, were approximately $35.0 million and $17.7 million, respectively. Our net losses for the six months ended June 30, 2026 and 2025 were approximately $58.0 million and $34.6 million, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

Operating Expenses. The following table summarizes our operating expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

Research and development expense	$31,175	$15,187	$15,988	105%
General and administrative expense	5,015	3,965	1,050	26%
Total operating expenses	$36,190	$19,152	$17,038	89%

Research and Development. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Program specific costs:
CRB-701	$19,735	$5,173	$14,562	282%
CRB-913	7,870	3,788	4,082	108%
CRB-601	439	3,389	(2,950)	-87%
Other drug development	107	126	(19)	-15%
Total program specific costs	28,151	12,476	15,675	126%
Unallocated internal costs:
Personnel related	2,472	2,276	196	9%
Other unallocated	552	435	117	27%
Total research and development expenses	$31,175	$15,187	$15,988	105%

Research and development expenses for the three months ended June 30, 2026 totaled $31.2 million, an increase of $16.0 million from $15.2 million recorded for the three months ended June 30, 2025.

Total program-specific costs increased by $15.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Costs related to CRB-701 increased by $14.6 million primarily as a result of the $10.0 million development milestone payment made to CSPC in Q2 2026, as well as higher clinical costs as additional participants are enrolled in the ongoing Phase 1/2 clinical trial and we begin preparing for the start of TEMPO-1. CRB-913 costs increased by $4.1 million primarily due to higher clinical costs as the Phase 1b portion of the clinical study has completed enrollment and treatment progresses. Costs related to CRB-601 decreased by $3.0 million as the Phase 1 dose escalation study was completed and no additional patients were enrolled in fiscal year 2026.

Personnel-related costs increased by $0.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended June 30, 2026 and 2025, approximately 20% and 31% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expenses for the three months ended June 30, 2026 totaled $5.0 million, an increase of $1.0 million from $4.0 million recorded for the three months ended June 30, 2025. The increase in fiscal quarter 2026 as compared to fiscal quarter 2025 was attributable to an increase in compensation costs of $0.4 million primarily due to an increase in headcount, an increase of $0.3 million in legal costs and a $0.2 million increase in recruiting expense primarily due to search costs for open positions in the current year.

Other Income, Net. The following table summarizes our total other income, net for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

Interest and investment income, net	$1,164	$1,314	$(150)	-11%
Other (expense) income, net	(11)	176	(187)	-106%
Total other income, net	$1,153	$1,490	$(337)	-23%

Total other income, net for the three months ended June 30, 2026 totaled $1.2 million, a decrease of $0.3 million from $1.5 million recorded for the three months ended June 30, 2025. The decrease in 2026 as compared to 2025 was primarily attributable to foreign exchange and a decrease in interest and investment income.

Comparison of Six Months Ended June 30, 2026 and 2025

Operating Expenses. The following table summarizes our operating expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

Research and development expense	$50,994	$30,829	$20,165	65%
General and administrative expense	9,500	8,098	1,402	17%
Total operating expenses	$60,494	$38,927	$21,567	55%

Research and Development. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Program specific costs:
CRB-701	$28,171	$12,306	$15,865	129%
CRB-913	14,231	6,541	7,690	118%
CRB-601	2,187	6,626	(4,439)	-67%
Other drug development	221	246	(25)	-10%
Total program specific costs	44,810	25,719	19,091	74%
Unallocated internal costs:
Personnel related	5,160	4,258	902	21%
Other unallocated	1,024	852	172	20%
Total research and development expenses	$50,994	$30,829	$20,165	65%

Research and development expenses for the six months ended June 30, 2026 totaled $51.0 million, an increase of $20.2 million from $30.8 million recorded for the six months ended June 30, 2025.

Total program-specific costs increased by $19.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Costs related to CRB-701 increased by $15.9 million primarily as a result of the $10.0 million development milestone paid to CSPC in Q2 2026, as well as higher clinical costs as additional participants are enrolled in the ongoing Phase 1/2 clinical trial and we begin preparing for the start of TEMPO-1. CRB-913 costs increased by $7.7 million primarily due to ongoing treatment in the Phase 1b portion of the clinical study, which began enrollment in December 2025 and ended in April 2026. Costs related to CRB-601 decreased by $4.4 million as the Phase 1 dose escalation study was completed and no additional patients were enrolled in fiscal year 2026.

Personnel-related costs increased by $0.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the six months ended June 30, 2026 and 2025, approximately 23% and 35% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expenses for the six months ended June 30, 2026 totaled $9.5 million, an increase of $1.4 million from $8.1 million recorded for the six months ended June 30, 2025. The increase in 2026 as compared to 2025 was attributable to an increase in compensation costs of $0.6 million primarily due to an increase in headcount, an increase of $0.4 million in legal costs and a $0.3 million increase in recruiting expense primarily due to search costs for open positions in the current year.

Other Income, Net. The following table summarizes our total other income, net for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

Interest and investment income, net	$2,566	$2,995	$(429)	-14%
Other income, net	(78)	1,292	(1,370)	-106%
Total other income, net	$2,488	$4,287	$(1,799)	-42%

Total other income, net for the six months ended June 30, 2026 totaled $2.5 million, a decrease of $1.8 million from $4.3 million recorded for the six months ended June 30, 2025. The decrease in 2026 as compared to 2025 was primarily attributable to a $1.1 million employee retention credit recorded during 2025. No employee retention credit was recorded during 2026. The remaining decrease in 2026 as compared to 2025 was primarily attributable to foreign exchange and a decrease in interest and investment income.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2026, our accumulated deficit since inception was approximately $613.4 million.

At June 30, 2026, we had total current assets of approximately $122.8 million and current liabilities of approximately $21.5 million, resulting in working capital of approximately $101.3 million. Of our total cash, cash equivalents, investments, and restricted cash of $118.3 million at June 30, 2026, approximately $115.7 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(55,197)	$(33,020)
Net cash provided by investing activities	40,715	35,866
Net cash provided by financing activities	9,075	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,407)	$2,846

Net cash used in operating activities for the six months ended June 30, 2026 was $55.2 million, which includes a net loss of $58.0 million, adjusted for non-cash expenses of $3.3 million primarily related to stock-based compensation expense, and $0.5 million of cash used in net working capital items principally due to an increase in accounts payable and prepaid expenses and a decrease in accrued expenses.

Cash provided by investing activities for the six months ended June 30, 2026 totaled $40.7 million, which was principally related to proceeds from sales and maturities of marketable securities.

Cash provided by financing activities for the six months ended June 30, 2026 totaled $9.1 million, which was related to the issuance of common stock. During the six months ended June 30, 2026, we sold 894,044 shares of our common stock pursuant to the Open Market Sale Agreement for which we received net proceeds of approximately $9.1 million. No cash was provided by financing activities for the six months ended June 30, 2025.

Future Funding Requirements

Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, we expect our cash, cash equivalents, and investments of approximately $117.9 million at June 30, 2026 will be sufficient to meet our operating and capital requirements through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

License Agreement with CSPC

In April 2026, we paid CSPC $10.0 million pursuant to the achievement of a development milestone. Pursuant to the terms of the CSPC License Agreement, we are obligated to pay remaining potential milestone payments to CSPC totaling up to $120.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low, double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may, from time to time, become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On June 12, 2026, Yong Ben, M.D., a member of the board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 7,583 shares of the Company's common stock. Pursuant to this plan, Dr. Ben may sell shares of common stock beginning on September 14, 2026, subject to the terms of the agreement, and the plan terminates on May 30, 2027. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

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

10.1

Amendment to the Corbus Pharmaceuticals Holdings, Inc. 2024 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2026).†

10.2

Employment Agreement between Corbus Pharmaceuticals Holdings, Inc. and Nishant Saxena (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2026).†

10.3

Corbus Pharmaceuticals Holdings, Inc. 2026 Inducement Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2026).†

10.4

Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2026).†

10.5

Form of Inducement Stock Option Award Agreement (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2026).†

10.6	Lease Amendment No. 3, dated April 1, 2026, by and among Corbus Pharmaceuticals, Inc., Corbus Pharmaceuticals Holdings, Inc. and River Ridge Limited Partnership.*

10.7

Employment Agreement, dated July 2, 2026, between Corbus Pharmaceuticals Holdings, Inc. and Leonardo Viana Nicacio, MD (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: August 6, 2026	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)