Form 10-Q
period 2026-09-30
Corbus Pharmaceuticals Holdings, Inc.
filed 2026-11-10
CIK 1595097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, 20,606,760 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

CORBUS PHARMACEUTICALS HOLDINGS, INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$30,246	$28,492
Investments	85,091	134,777
Restricted cash	—	670
Prepaid expenses and other current assets	3,614	3,015
Total current assets	118,951	166,954
Restricted cash	385	—
Property and equipment, net	36	159
Operating lease right-of-use assets	3,530	1,082
Total assets	$122,902	$168,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,068	$2,215
Accrued expenses	30,167	16,844
Operating lease liabilities	732	1,633
Total current liabilities	34,967	20,692
Operating lease liabilities, noncurrent	3,177	—
Total liabilities	38,144	20,692
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 20,606,760 and 17,611,511 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	736,142	702,984
Accumulated deficit	(651,190)	(555,430)
Accumulated other comprehensive loss	(196)	(53)
Total stockholders’ equity	84,758	147,503
Total liabilities and stockholders’ equity	$122,902	$168,195

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$34,247	$20,860	$85,241	$51,689
General and administrative	4,577	3,557	14,077	11,655
Total operating expenses	38,824	24,417	99,318	63,344
Operating loss	(38,824)	(24,417)	(99,318)	(63,344)
Other income (expense), net:
Interest and investment income, net	1,078	1,125	3,644	4,120
Other (expense) income, net	(8)	(50)	(86)	1,242
Total other income, net	1,070	1,075	3,558	5,362
Net loss	$(37,754)	$(23,342)	$(95,760)	$(57,982)
Net loss per share, basic and diluted	$(1.81)	$(1.90)	$(4.87)	$(4.73)
Weighted average number of common shares outstanding, basic and diluted	20,837,787	12,307,298	19,658,506	12,250,315

Comprehensive loss:
Net loss	$(37,754)	$(23,342)	$(95,760)	$(57,982)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on marketable debt securities	(89)	36	(143)	(38)
Total other comprehensive (loss) income	(89)	36	(143)	(38)
Total comprehensive loss	$(37,843)	$(23,306)	$(95,903)	$(58,020)

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2026	18,671,498	$2	$715,781	$(613,436)	$(107)	$102,240
Issuance of common stock, net of issuance costs	1,932,621	—	18,553	—	—	18,553
Issuance of common stock upon vesting of restricted stock units	2,641	—	—	—	—	—
Stock-based compensation expense	—	—	1,808	—	—	1,808
Unrealized loss on marketable debt securities	—	—	—	—	(89)	(89)
Net loss	—	—	—	(37,754)	—	(37,754)
Balance at September 30, 2026	20,606,760	$2	$736,142	$(651,190)	$(196)	$84,758

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2025	12,254,069	$1	$622,562	$(511,533)	$(39)	$110,991
Issuance of common stock, net of issuance costs	272,938	—	2,880	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	7,846	—	—	—	—	—
Stock-based compensation expense	—	—	1,582	—	—	1,582
Unrealized gain on marketable debt securities	—	—	—	—	36	36
Net loss	—	—	—	(23,342)	—	(23,342)
Balance at September 30, 2025	12,534,853	$1	$627,024	$(534,875)	$(3)	$92,147

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	17,611,511	$2	$702,984	$(555,430)	$(53)	$147,503
Issuance of common stock, net of issuance costs	2,826,665	—	27,620	—	—	27,620
Issuance of common stock upon exercise of stock options	812	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units	167,772	—	—	—	—	—
Stock-based compensation expense	—	—	5,530	—	—	5,530
Unrealized loss on marketable debt securities	—	—	—	—	(143)	(143)
Net loss	—	—	—	(95,760)	—	(95,760)
Balance at September 30, 2026	20,606,760	$2	$736,142	$(651,190)	$(196)	$84,758

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	12,179,482	$1	$619,285	$(476,893)	$35	$142,428
Issuance of common stock, net of issuance costs	272,938	—	2,880	—	—	2,880
Issuance of common stock upon vesting of restricted stock units	82,433	—	—	—	—	—
Stock-based compensation expense	—	—	4,859	—	—	4,859
Unrealized loss on marketable debt securities	—	—	—	—	(38)	(38)
Net loss	—	—	—	(57,982)	—	(57,982)
Balance at September 30, 2025	12,534,853	$1	$627,024	$(534,875)	$(3)	$92,147

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(95,760)	$(57,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,530	4,859
Depreciation expense	150	184
Net amortization of premiums and discounts on investments	(761)	(674)
Other	100	(242)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(599)	337
Accounts payable	1,753	(1,785)
Accrued expenses	13,323	7,147
Operating right-of-use assets and operating lease liabilities, net	(172)	(414)
Net cash used in operating activities	(76,436)	(48,570)
Cash flows from investing activities:
Purchases of property and equipment	(27)	-
Purchases of investments	(63,341)	(73,069)
Proceeds from sales and maturities of investments	113,645	128,573
Net cash provided by investing activities	50,277	55,504
Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,628	2,851
Net cash provided by financing activities	27,628	2,851
Net increase in cash, cash equivalents, and restricted cash	1,469	9,785
Cash, cash equivalents, and restricted cash at beginning of the period	29,162	17,868
Cash, cash equivalents, and restricted cash at end of the period	$30,631	$27,653
Supplemental disclosure of cash flow information and non-cash transactions:
Common stock issuance costs not yet paid	$85	$75
Addition of right-of-use assets in exchange for operating lease liabilities	$3,222	$—

See notes to the unaudited condensed consolidated financial statements.

Corbus Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Corbus Pharmaceuticals Holdings, Inc. (the "Company" or "Corbus") is a clinical-stage company focused on developing new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Corbus’ pipeline includes sutantatug envedotin (CRB-701), a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and the Company will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial reporting. In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of September 30, 2026 and the results of its operations and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported net loss or cash flows. The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements. The Company prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026 (the "2025 Annual Report"). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

2. LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2026, had an accumulated deficit of approximately $651.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its pre-clinical and clinical programs, strategic alliances, and the development of its administrative organization. Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, the Company expects that its cash, cash equivalents, and investments of approximately $115.3 million at September 30, 2026 will be sufficient to meet its operating and capital requirements at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

3. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within 90 days from the date of purchase to be cash equivalents. At September 30, 2026 and December 31, 2025, cash equivalents were comprised of money market funds and corporate debt securities with maturities less than 90 days from the date of purchase.

Restricted cash as of September 30, 2026 included security for a stand-by letter of credit issued in favor of a landlord for $0.4 million, all of which was classified in noncurrent assets as of September 30, 2026.

Cash, cash equivalents, and restricted cash consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$3,893	$1,351
Cash equivalents	26,353	27,141
Cash and cash equivalents	30,246	28,492

Restricted cash, current	—	670
Restricted cash, noncurrent	385	—
Restricted cash	385	670
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$30,631	$29,162

As of September 30, 2026, the Company’s cash and cash equivalents held in the U.S. was approximately $26.6 million and approximately $3.6 million of cash was held in its subsidiaries in the U.K. and Australia. As of December 31, 2025, all of the Company’s cash was held in the U.S., except for approximately $1.2 million of cash which was held in its subsidiaries in the U.K. and Australia.

4. INVESTMENTS

The following table summarizes the Company’s investments as of September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
U.S. government agency securities	$1,015	$-	$(17)	$998
Commercial paper	16,711	-	-	16,711
Corporate debt securities	67,560	-	(178)	67,382
Total	$85,286	$—	$(195)	$85,091

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale marketable debt securities by contractual maturity as of September 30, 2026 (in thousands):

	Amortized Cost	Fair Value

Maturing in one year or less	$81,258	$81,109
Maturing after one year but less than three years	4,028	3,982
	$85,286	$85,091

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Debt Securities:
Commercial paper	$33,846	$-	$-	$33,846
Corporate debt securities	100,983	20	(72)	100,931
Total	$134,829	$20	$(72)	$134,777

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

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$24,837	$—	$—	$24,837
Corporate debt securities	—	1,516	—	1,516
Investments:
U.S. government agency securities	—	998	—	998
Commercial paper	—	16,711	—	16,711
Corporate debt securities	—	67,382	—	67,382
	$24,837	$86,607	$—	$111,444

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$23,037	$—	$—	$23,037
Commercial paper	—	1,488	—	1,488
Corporate debt securities	—	2,616	—	2,616
Investments:
Commercial paper	—	33,846	—	33,846
Corporate debt securities	—	100,931	—	100,931
	$23,037	$138,881	$—	$161,918

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$1,408	$1,210
Other current assets	2,206	1,805
Prepaid expenses and other current assets	$3,614	$3,015

As of September 30, 2026, other current assets included in the prepaid expenses and other current assets line within the condensed consolidated balance sheet includes $1.5 million related to government tax credits that were recorded during the fourth quarter of 2024 that have not yet been received.

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

The Company entered into a license agreement (the "CSPC License Agreement") with CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC"), a subsidiary of CSPC Pharmaceutical Group Limited, effective February 12, 2023. Pursuant to the CSPC License Agreement, the Company received an exclusive license to develop and commercialize a novel clinical stage ADC targeting Nectin-4, which the Company is referring to as sutantatug envedotin, in the U.S., Canada, the European Union (including the European Free Trade Area), the U.K., and Australia.

In consideration for the license granted to the Company under the CSPC License Agreement, the Company paid CSPC an upfront payment of $7.5 million ($5.0 million paid at signing during the first quarter of 2023 followed by $2.5 million paid during the third quarter of 2024). In April 2026, the Company paid CSPC $10.0 million pursuant to the achievement of a development milestone. The Company achieved a second development milestone in the amount of $15.0 million during the third quarter of 2026. This amount is included in accrued expenses within the condensed consolidated balance sheets as of September 30, 2026. In addition to this accrual, the Company is obligated to pay remaining potential milestone payments to CSPC totaling up to $105.0 million based upon the achievement of specified development and regulatory milestones and $555.0 million in potential commercial milestone payments. Furthermore, the Company is obligated to pay royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

The Company determined that substantially all of the fair value of the Jenrin License Agreement, UCSF License Agreement and CSPC License Agreement was attributable to a single or separate groups of in-process research and development assets which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development assets. Thus, the Company recorded the various upfront payments to research and development expenses in the quarter the license deals became effective. The Company will account for the development, regulatory, and sales milestone payments in the period that the relevant milestones are achieved as either research and development expense or as an intangible asset as applicable. Research and development expenses associated with upfront payments and clinical milestones were $15.0 million and $25.0 million for the three and nine months ended September 30, 2026, respectively, related to the development milestones in accordance with the CSPC License Agreement. Research and development expenses associated with upfront payments and clinical milestones were $0 and $0.4 million for the three and nine months ended September 30, 2025, respectively, related to the CRB-913 milestone payment in accordance with the Jenrin License Agreement.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware and software	$47	$20
Office furniture and equipment	1,114	1,114
Leasehold improvements	3,331	3,331
Property and equipment, gross	4,492	4,465
Less: accumulated depreciation	(4,456)	(4,306)
Property and equipment, net	$36	$159

Depreciation expense was $0.1 million for each of the three months ended September 30, 2026 and 2025 and $0.2 million for each of the nine months ended September 30, 2026 and 2025.

No impairment charges were recognized during the three and nine months ended September 30, 2026 and 2025.

9. LEASES

Operating Lease Commitment

In April 2026, the Company entered into the third amendment to its existing lease of office space (the "April 2026 Lease Agreement"). The April 2026 Lease Agreement extends the term of the lease to February 29, 2032, with an option to extend the lease term for an additional period of five years upon notice to the landlord. In addition, the April 2026 Lease Agreement reduces the leased space from 62,756 square feet under the February 2019 Lease Agreement to 36,471 square feet beginning on December 1, 2026 with new monthly base rent of approximately $65.0 thousand per month beginning March 1, 2027, with annual base rent escalation clauses during the lease term. The Company is also obligated to pay to the landlord certain operating costs. The landlord will reimburse the Company for up to $0.2 million of improvements to the leased space. The Company accounted for the lease amendment as a modification of the existing lease and remeasured the right-of-use asset and lease liability, discounted at the Company's estimated incremental borrowing rate of 11%. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term equal to the lease term in a similar economic environment. As of September 30, 2026, the weighted-average remaining lease term was approximately 5.4 years. Cash paid for rent expense recorded during the three and nine months ended September 30, 2026 was $0.5 million and $1.4 million, respectively.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at September 30, 2026, the following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2026 (in thousands):

2026	$309
2027	653
2028	953
2029	1,018
2030	1,054
Thereafter	1,273
Total lease payments	5,260

Less: imputed interest	(1,351)
Total	$3,909

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued pre-clinical and clinical costs	$10,514	$12,211
Accrued product development costs	1,300	1,454
Accrued license costs	15,000	—
Accrued compensation	2,656	2,859
Accrued administrative costs	697	320
Total	$30,167	$16,844

11. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of the Company’s common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. For periods in which there is a net loss, options, warrants and RSUs are anti-dilutive and therefore excluded from diluted loss per share calculations. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(37,754)	$(23,342)	$(95,760)	$(57,982)
Weighted average number of common shares-basic and diluted	20,837,787	12,307,298	19,658,506	12,250,315
Net loss per share of common stock-basic and diluted	$(1.81)	$(1.90)	$(4.87)	$(4.73)

The 1,025,000 pre-funded warrants issued in November 2025 and outstanding as of September 30, 2026 (see Note 12) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

The following common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30,
	2026	2025
Stock options	2,168,266	1,436,569
Unvested restricted stock units	690,745	496,405
Warrants	2,873	2,873

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.0001 par value per share, of which 20,606,760 and 17,611,511 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

2025 Public Offering

On October 30, 2025, the Company entered into an underwriting agreement with Jefferies LLC ("Jefferies"), as representative of the several underwriters, relating to an underwritten public offering of 4,744,231 shares of common stock at a price to the public of $13.00 per share, and, to certain investors in lieu of common stock, pre-funded warrants to purchase 1,025,000 shares of common stock at a public offering price of $12.9999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. On November 3, 2025, the Company completed the public offering raising gross proceeds of $75.0 million and net proceeds of $70.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. As of September 30, 2026, all of the pre-funded warrants from the offering remain available for exercise.

Open Market Sale Agreement

On May 31, 2023, the Company entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the “Open Market Sale Agreement”) with Jefferies as sales agent. Under the Open Market Sale Agreement, the Company may issue and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $150.0 million (the “Open Market Offering”). On August 7, 2026, the Company filed a new prospectus supplement pursuant to its existing shelf registration, providing for the offer and sale of shares of its common stock having an aggregate offering price of up to $127.5 million from time to time through Jefferies pursuant to the Open Market Sale Agreement. The $127.5 million offering amount represents the new aggregate offering amount available as of August 7, 2026, prior to any subsequent sales.

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

During the three and nine months ended September 30, 2026, the Company sold 1,932,621 and 2,826,665 shares of its common stock, respectively, pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $18.6 million and $27.6 million, respectively. During the three and nine months ended September 30, 2025, the Company sold 272,938 shares of its common stock, pursuant to the Open Market Sale Agreement for which the Company received net proceeds of approximately $2.9 million. As of September 30, 2026, approximately $115.2 million was available for issuance and sale under the Open Market Offering and the Company may increase the dollar amount of common stock available for issuance and sale under the Open Market Sale Agreement at any time by filing a new or additional prospectus supplement.

Other Common Stock Transactions

During the three and nine months ended September 30, 2026, the Company issued 2,641 and 167,772 common shares from the vesting of shares from restricted stock units ("RSUs"), respectively. During the three and nine months ended September 30, 2025, the Company issued 7,846 and 82,433 common shares from the vesting of shares from RSUs, respectively.

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

On June 17, 2026, the Board adopted the 2026 Inducement Award Plan (the "2026 Inducement Plan"). Under the 2026 Inducement Plan, the Company may, at its discretion, grant awards to any employee who is eligible to receive an employment inducement grant pursuant to the “inducement” grant exception under Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market LLC. The Company has initially reserved 1,000,000 shares of its common stock for the issuance of awards under the 2026 Inducement Plan.

As of September 30, 2026, an aggregate of 632,364 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards under the 2014 Plan. No additional grants can be made under the 2014 Plan.

As of September 30, 2026, an aggregate of 1,976,638 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 2,881,332 shares of common stock may be issued pursuant to awards granted under the 2024 Plan.

As of September 30, 2026, an aggregate of 250,009 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding awards and up to 749,991 shares of common stock may be issued pursuant to awards granted under the 2026 Inducement Plan.

Stock-based Compensation Expense

In connection with all stock-based compensation awards, total non-cash, stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development expenses	$481	$509	$1,657	$1,451
General and administrative expenses	1,327	1,073	3,873	3,408
Total stock-based compensation	$1,808	$1,582	$5,530	$4,859

The total stock-based compensation expense recognized by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock options	$1,118	$948	$3,418	$2,853
Restricted stock units	690	634	2,112	2,006
Total stock-based compensation	$1,808	$1,582	$5,530	$4,859

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

The weighted average assumptions used principally in determining the fair value of stock options granted to employees and non-employee directors were as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.11%	4.35%
Expected dividend yield	0%	0%
Expected term in years	6.19	6.15
Expected volatility	132.01%	131.47%

A summary of stock option activity for the nine months ended September 30, 2026 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,386,020	$37.40	7.41	$371
Granted	1,061,663	9.59
Exercised	(812)	9.79
Forfeited or canceled	(191,886)	11.35
Expired	(86,719)	26.69
Outstanding at September 30, 2026	2,168,266	$26.52	7.88	$203
Exercisable at September 30, 2026	838,540	$52.13	5.88	$150

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $8.74 and $8.47 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 was $1 thousand. No stock options were exercised during the nine months ended September 30, 2025. As of September 30, 2026, there was $11.4 million of total unrecognized compensation expense related to unvested stock-based option compensation arrangements, which are expected to be recognized over a weighted average period of 1.54 years.

Restricted Stock Units

A RSU represents the right to receive one share of our common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of our common stock on the date of grant. The Company accounts for forfeitures as they occur.

A summary of RSU activity for the nine months ended September 30, 2026 is presented below:

RSUs	Number of Shares Underlying RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	498,543	$14.78
Granted	453,795	$9.77
Forfeited	(93,821)	$13.91
Vested	(167,772)	$14.76
Unvested at September 30, 2026	690,745	$11.61

As of September 30, 2026, there was $6.5 million of unrecognized compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.81 years.

14. WARRANTS

No warrants were exercised during the three and nine months ended September 30, 2026 and 2025.

On July 28, 2020, the Company entered into the Loan and Security Agreement with K2HV and in connection with the funding of $20.0 million, the Company issued a warrant exercisable for 2,873 shares of the Company’s common stock (the "K2 Warrant") at an exercise price of $208.80 per share. The K2 Warrant is immediately exercisable for 2,873 shares and expires on July 28, 2030. These warrants remain outstanding at September 30, 2026.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development
Sutantatug envedotin	$26,820	$9,579	$54,991	$21,885
CRB-913	4,266	3,666	18,497	10,207
CRB-601	99	4,805	2,286	11,431
Other drug development	121	128	342	374
Total program specific costs	31,306	18,178	76,116	43,897
Unallocated internal costs:
Personnel related	2,481	2,313	7,641	6,571
Other unallocated	460	369	1,484	1,221
Total research and development expenses	$34,247	$20,860	$85,241	$51,689
General and administrative	4,577	3,557	14,077	11,655
Other income, net	1,070	1,075	3,558	5,362
Net Loss	$(37,754)	$(23,342)	$(95,760)	$(57,982)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
•
our ability to complete required clinical trials of our product and obtain approval from the U.S. Food and Drug Administration (the "FDA") or other regulatory agencies in different jurisdictions;
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

Overview

Corbus Pharmaceuticals Holdings, Inc. (the "Company," "Corbus," "we," "us," or "our") is a clinical-stage company focused on developing new therapies in oncology and obesity and is committed to helping people defeat serious illness by bringing innovative scientific approaches to well-understood biological pathways. Our pipeline includes sutantatug envedotin (CRB-701), a next-generation antibody drug conjugate ("ADC") for the treatment of Nectin-4-expressing tumors and CRB-913, an orally delivered highly peripherally restricted cannabinoid type-1 ("CB1") inverse agonist for the treatment of obesity.

Our pipeline:

•
Sutantatug envedotin (SYS6002) is a next-generation clinical-stage ADC that targets the expression of Nectin-4 on cancer cells to release a cytotoxic payload of monomethyl auristatin E ("MMAE"). In February 2023, we obtained a license from CSPC Megalith Biopharmaceutical Co. Ltd. (“CSPC”), a subsidiary of CSPC Pharmaceutical Group Limited, to develop and commercialize the drug in the United States (“U.S.”), Canada, the European Union (including the European Free Trade Area), the United Kingdom (“U.K.”) and Australia. We are conducting a Phase 1/2 study in the U.S. and Europe (the "Western study") enrolling patients with advanced solid tumors associated with Nectin-4 expression. In June 2025, we began dosing patients in the PD-1 combination arm with sutantatug envedotin in combination with Keytruda® (pembrolizumab). We received fast track designation for sutantatug envedotin from the FDA for the treatment of relapsed or refractory metastatic cervical cancer in December 2024 and in recurrent or metastatic head and neck squamous cell carcinoma (“HNSCC”) previously treated with platinum-based chemotherapy and an anti-PD(L)-1 therapy in September 2025. sutantatug envedotin is currently being investigated by CSPC in a Phase 3 clinical trial in patients with cervical cancer in China (the "China study").

We presented updated clinical data at the 2026 American Society of Clinical Oncology ("ASCO") Annual Meeting held from May 29 – June 2 in Chicago, IL. The new data demonstrates robust activity in the second line ("2L") setting of two solid tumor types that express high levels of Nectin-4 and are primarily driven by human papilloma virus ("HPV"): oropharyngeal squamous cell carcinoma ("OPSCC"), a type of HNSCC, and cervical cancer. The data is derived from an April 1, 2026 data cut with a total safety population of 317 patients encompassing all tumor types and all doses. A total of 75 patients with HNSCC and 72 patients with cervical cancer were enrolled at the 2.7 mg/kg and 3.6 mg/kg doses. The sutantatug envedotin dose expansion phase of the Phase 1/2 Western study is ongoing. The FDA has cleared the start of the Company's registrational study for sutantatug envedotin in 2L OPSCC ("TEMPO-1") and the Company dosed the first patient in September 2026. In addition, we also anticipate reporting data with sutantatug envedotin in combination with Keytruda® in first-line OPSCC patients in Q1 2027 to support potential further registration-enabling trials.

•
CRB-913 is an orally delivered highly peripherally restricted CB1 inverse agonist for the treatment of obesity. CB1 inverse agonism is a clinically validated mechanism to induce weight loss and is a distinct mechanism of action separate from GLP-1s and the incretin class. CRB-913 has been specifically formulated to shift the drug exposure from the brain to the periphery to improve safety and tolerability, including reducing gastrointestinal ("GI") adverse events observed in the incretin class. We initiated a Phase 1b dose-range finding study (“CANYON-1”) in December 2025 and announced topline data in September 2026. The CANYON-1 Phase 1b clinical trial was a 16-week double-blind, placebo-controlled, dose-ranging study that enrolled 254 obese, non-diabetic adult participants at 15 investigational sites in the United States. The trial included three CRB-913 cohorts of 20 mg, 40 mg, and 60 mg dosed orally once-daily as well as a placebo cohort (randomization of 1:1:1:1). A dose titration regimen was used with all participants receiving CRB-913 commencing at 20 mg/day and then titrating up every two weeks to either 40 mg/day or 60 mg/day depending on their assigned cohort. Participants were dosed for 12 weeks and followed for an additional 4 weeks. The data demonstrated statistically significant and clinically meaningful weight loss at all three doses with the 60 mg dose achieving a mean weight loss of 5% at 12 weeks. CRB-913 was associated with a favorable safety profile and fewer GI adverse events based on cross-trial comparison with published data of currently marketed oral GLP-1 drugs. These data support CRB-913’s potential to establish a new class of oral, non-incretin obesity medicines. We will be presenting CANYON-1 data at ObesityWeek® 2026 in November 2026 and will be engaging with the FDA on the clinical development plan.

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

Recent Developments

Open Market Sale Agreement

On May 31, 2023, we entered into Amendment No. 1 to the Open Market Sale Agreement originally dated August 6, 2020 (as amended, the "Open Market Sale Agreement") with Jefferies LLC ("Jefferies"), as sales agent. Under the Open Market Sale Agreement, we may issue and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $150.0 million. On August 7, 2026, we filed a new prospectus supplement pursuant to our existing shelf registration statement, providing for the offer and sale of shares of our common stock having an aggregate offering price of up to $127.5 million from time to time through Jefferies pursuant to the Open Market Sale Agreement. The $127.5 million offering amount represents the new aggregate offering amount available as of August 7, 2026, prior to any subsequent sales.

During the three and nine months ended September 30, 2026, we sold an aggregate of 1,932,621 and 2,826,665 shares of common stock, respectively, under the Open Market Sale Agreement, for net proceeds of approximately $18.6 million and $27.6 million, respectively. As of September 30, 2026, approximately $115.2 million was available for issuance and sale under the Open Market Sale Agreement and we retain the ability to increase this amount at any time by filing a new or additional prospectus supplement, without any contractual or other limitation on our use of this facility.

Sutantatug envedotin License Agreement Milestone Payment

In April 2026, we paid CSPC Megalith Biopharmaceutical Co., Ltd. ("CSPC") $10.0 million pursuant to the achievement of a development milestone under our license agreement with CSPC (the "CSPC License Agreement") relating to sutantatug envedotin, our next-generation antibody drug conjugate targeting Nectin-4. In September 2026, we achieved a second development milestone relating to sutantatug envedotin in the amount of $15.0 million. This amount is included in accrued expenses within our condensed consolidated balance sheet as of September 30, 2026. In addition to this accrual, we are obligated to pay remaining potential milestone payments to CSPC totaling up to $105.0 million based upon the achievement of specified development and regulatory milestones and up to $555.0 million in potential commercial milestone payments. Furthermore, we are obligated to pay CSPC royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

Appointment of Chief Medical Officer

On July 2, 2026, we entered into an employment agreement with Leonardo Viana Nicacio, MD, effective August 3, 2026, for a term of two (2) years. Dr. Nicacio’s employment agreement provides for him to serve as Chief Medical Officer. As an inducement to Dr. Nicacio accepting this position, he was granted an employment inducement award with an aggregate grant date fair value of $2.1 million, consisting of approximately 75% stock options and approximately 25% restricted stock units, pursuant to the 2026 Inducement Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.

Financial Operations Overview

We are a clinical-stage company focused on developing new therapies in oncology and obesity and have not generated any revenues from the sale of products. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the marketing of one of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have never been profitable and at September 30, 2026, we had an accumulated deficit of approximately $651.2 million. Our net losses for the three months ended September 30, 2026 and 2025, were approximately $37.8 million and $23.3 million, respectively. Our net losses for the nine months ended September 30, 2026 and 2025 were approximately $95.8 million and $58.0 million, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

Operating Expenses. The following table summarizes our operating expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

Research and development expense	$34,247	$20,860	$13,387	64%
General and administrative expense	4,577	3,557	1,020	29%
Total operating expenses	$38,824	$24,417	$14,407	59%

Research and Development. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Program specific costs:
Sutantatug envedotin	$26,820	$9,579	$17,241	180%
CRB-913	4,266	3,666	600	16%
CRB-601	99	4,805	(4,706)	-98%
Other drug development	121	128	(7)	-5%
Total program specific costs	31,306	18,178	13,128	72%
Unallocated internal costs:
Personnel related	2,481	2,313	168	7%
Other unallocated	460	369	91	25%
Total research and development expenses	$34,247	$20,860	$13,387	64%

Research and development expenses for the three months ended September 30, 2026 totaled $34.2 million, an increase of $13.4 million from $20.9 million recorded for the three months ended September 30, 2025.

Total program-specific costs increased by $13.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Costs related to sutantatug envedotin increased by $17.2 million primarily as a result of the $15.0 million CSPC development milestone achieved in Q3 2026, as well as higher clinical and development costs as TEMPO-1 began enrollment. CRB-913 costs increased by $0.6 million primarily due to higher clinical costs related to the Phase 1b portion of the clinical study, which completed participant treatment in the period. Costs related to CRB-601 decreased by $4.7 million as the Phase 1 dose escalation study was completed and no additional patients were enrolled in fiscal year 2026.

Personnel-related costs increased by $0.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the three months ended September 30, 2026 and 2025, approximately 13% and 40% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expenses for the three months ended September 30, 2026 totaled $4.6 million, an increase of $1.0 million from $3.6 million recorded for the three months ended September 30, 2025. The increase in fiscal quarter 2026 as compared to fiscal quarter 2025 was attributable to an increase in compensation costs of $0.6 million primarily due to an increase in headcount, an increase of $0.1 million in legal costs and a $0.1 million increase in recruiting expense primarily due to search costs for open positions in the current year.

Other Income, Net. The following table summarizes our total other income, net for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

Interest and investment income, net	$1,078	$1,125	$(47)	-4%
Other (expense) income, net	(8)	(50)	42	-84%
Total other income, net	$1,070	$1,075	$(5)	0%

Total other income, net for the three months ended September 30, 2026 was comparable to the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

Operating Expenses. The following table summarizes our operating expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

Research and development expense	$85,241	$51,689	$33,552	65%
General and administrative expense	14,077	11,655	2,422	21%
Total operating expenses	$99,318	$63,344	$35,974	57%

Research and Development. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Program specific costs:
Sutantatug envedotin	$54,991	$21,885	$33,106	151%
CRB-913	18,497	10,207	8,290	81%
CRB-601	2,286	11,431	(9,145)	-80%
Other drug development	342	374	(32)	-9%
Total program specific costs	76,116	43,897	32,219	73%
Unallocated internal costs:
Personnel related	7,641	6,571	1,070	16%
Other unallocated	1,484	1,221	263	22%
Total research and development expenses	$85,241	$51,689	$33,552	65%

Research and development expenses for the nine months ended September 30, 2026 totaled $85.2 million, an increase of $33.6 million from $51.7 million recorded for the nine months ended September 30, 2025.

Total program-specific costs increased by $32.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Costs related to sutantatug envedotin increased by $33.1 million primarily as a result of the $10.0 million CSPC development milestone paid to CSPC in Q2 2026 and second CSPC development milestone of $15.0 million achieved in Q3 2026. In addition, clinical and development costs increased for sutantatug envedotin due to the start of TEMPO-1. CRB-913 costs increased by $8.3 million primarily due to clinical costs related to Phase 1b portion of the clinical study, which began enrollment in December 2025. Costs related to CRB-601 decreased by $9.1 million as the Phase 1 dose escalation study was completed and no additional patients were enrolled in fiscal year 2026.

Personnel-related costs increased by $1.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase is primarily due to an increase in headcount.

We have a subsidiary in each of the U.K. and Australia. During the nine months ended September 30, 2026 and 2025, approximately 19% and 37% of research and development expenses, respectively, were recorded in these entities.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2026 totaled $14.1 million, an increase of $2.4 million from $11.7 million recorded for the nine months ended September 30, 2025. The increase in 2026 as compared to 2025 was attributable to an increase in compensation costs of $1.2 million primarily due to an increase in headcount, an increase of $0.5 million in legal costs, a $0.4 million increase in recruiting expense primarily due to search costs for open positions in the current year and an increase in consulting expense of $0.2 million.

Other Income, Net. The following table summarizes our total other income, net for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

Interest and investment income, net	$3,644	$4,120	$(476)	-12%
Other income, net	(86)	1,242	(1,328)	-107%
Total other income, net	$3,558	$5,362	$(1,804)	-34%

Total other income, net for the nine months ended September 30, 2026 totaled $3.6 million, a decrease of $1.8 million from $5.4 million recorded for the nine months ended September 30, 2025. The decrease in 2026 as compared to 2025 was primarily attributable to a $1.1 million employee retention credit recorded during 2025. No employee retention credit was recorded during 2026. The remaining decrease in 2026 as compared to 2025 was primarily attributable to foreign exchange and a decrease in interest and investment income.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At September 30, 2026, our accumulated deficit since inception was approximately $651.2 million.

At September 30, 2026, we had total current assets of approximately $119.0 million and current liabilities of approximately $35.0 million, resulting in working capital of approximately $84.0 million. Of our total cash, cash equivalents, investments, and restricted cash of $115.7 million at September 30, 2026, approximately $112.1 million was held within the U.S.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(76,436)	$(48,570)
Net cash provided by investing activities	50,277	55,504
Net cash provided by financing activities	27,628	2,851
Net increase in cash, cash equivalents, and restricted cash	$1,469	$9,785

Net cash used in operating activities for the nine months ended September 30, 2026 was $76.4 million, which includes a net loss of $95.8 million, adjusted for non-cash expenses of $5.0 million primarily related to stock-based compensation expense, and $14.3 million of cash related to net working capital items principally due to an increase in accounts payable and accrued expenses.

Cash provided by investing activities for the nine months ended September 30, 2026 totaled $50.3 million, which was principally related to proceeds from sales and maturities of marketable securities.

Cash provided by financing activities for the nine months ended September 30, 2026 totaled $27.6 million, which was related to the issuance of common stock. During the nine months ended September 30, 2026, we sold 2,826,665 shares of our common stock pursuant to the Open Market Sale Agreement for which we received net proceeds of approximately $27.6 million.

Future Funding Requirements

Based on current operating plans and assumptions regarding clinical timelines and other planned expenditures, we expect our cash, cash equivalents, and investments of approximately $115.3 million at September 30, 2026 will be sufficient to meet our operating and capital requirements through at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, including as a result of the factor described in Part II, Item 1A, “Risk Factors.” We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of any of our current or future product candidates;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the costs and timing of obtaining from third parties clinical supplies of our product candidates
•
the costs of commercialization activities for any of our product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the terms and timing of any future collaborations, licensing or other arrangements that we may establish;
•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements;
•
the emergence of competing therapies and other adverse market developments;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
general economic and industry conditions, including inflation and interest rates, that may affect our costs; and
•
the costs of operating as a public company.

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

License Agreement with CSPC

In April 2026, we paid CSPC $10.0 million pursuant to the achievement of a development milestone. In September 2026, we achieved a second development milestone in the amount of $15.0 million. This amount is included in accrued expenses within the condensed consolidated balance sheet as of September 30, 2026. Pursuant to the terms of the CSPC License Agreement, in addition to this accrual, we are obligated to pay remaining potential milestone payments to CSPC totaling up to $105.0 million based upon the achievement of specified development and regulatory milestones and up to $555.0 million in potential commercial milestone payments. In addition, we are obligated to pay CSPC royalties in the low double digits based on net sales of any Licensed Products, as defined in the CSPC License Agreement.

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

Finally, developments in artificial intelligence (AI) and machine learning provide threat actors with the capability to use more sophisticated means to attack systems and may exacerbate cybersecurity risk. There can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2026.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 is formatted in iXBRL*

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corbus Pharmaceuticals Holdings, Inc.

Date: November 10, 2026	By:	/s/ Yuval Cohen
	Name:	Yuval Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Sean Moran
	Name:	Sean Moran
	Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)